Form 10-K/A
period 2010-06-30
Electromed, Inc.
filed 2010-10-15
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No.:   001-34839

Electromed, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
500 Sixth Avenue NW, New Prague, MN
(Address of principal executive offices)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.01 par value (Title of each class)	Nasdaq Capital Market (Name of each exchange on which registered)

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Original Report”) in order to amend Item 8 of the Original Report to include a signed copy of the Report of Independent Registered Public Accounting Firm (the “Audit Report”).

Other than the amendment to Item 8 of the Original Report to include a signed copy of the Audit Report, this Amendment No. 1 does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment No. 1 the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

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
	Common Stock
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

Share-based compensation expense for the years ended June 30, 2010 and 2009 was approximately $169,000 and $153,000 respectively.

The following weighted-average assumptions were used to estimate the fair value of warrants granted:

	Years Ended June 30

	2010	2009

Risk-free interest rate	1.45%	3.24%
Expected life (years)	4 - 10	4 - 10
Expected volatility	46.0%	46.9%
Expected dividends	0%	0%

The following table presents employee warrant activity for the years ended June 30, 2010 and 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Warrants outstanding at June 30, 2008	272,000	$1.32	$2.64	1.14
Granted	307,800	2.13	3.55	-
Exercised	(31,000)	0.61	1.50	-
Canceled or forfeited	(40,000)	1.06	2.56	-
Warrants outstanding at June 30, 2009	508,800	1.87	3.27	6.03
Activity:
Granted	25,000	1.68	4.50	-
Exercised	(117,000)	1.77	2.90	-
Canceled or forfeited	(25,000)	2.02	2.60	-
Warrants outstanding at June 30, 2010	391,800	1.87	3.47	6.74
Warrants exercisable at June 30, 2010	124,560	1.51	3.21	4.75

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

ELECTROMED, INC.

Date: October 15, 2010	/s/ Robert D. Hansen
Robert D. Hansen
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert D. Hansen	Co-Founder, Chairman and Chief Executive Officer (principal executive officer)	October 15, 2010
Robert D. Hansen

/s/ Terry M. Belford	Chief Financial Officer (principal financial officer and principal accounting officer)	October 15, 2010
Terry M. Belford, CPA, CMA

*	Co-Founder and Director	October 15, 2010
Craig N. Hansen

*	Director	October 15, 2010
Dr. Noel D. Collis, MD

*	Director	October 15, 2010
Thomas M. Hagedorn

*	Director	October 15, 2010
Dr. George H. Winn, DDS

*By:	/s/ Robert D. Hansen
Robert D. Hansen, as attorney-in-fact pursuant to power of attorney previously filed.