Form 10-Q
period 2010-09-30
Electromed, Inc.
filed 2010-11-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 8,087,885 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of  the close of business on November 9, 2010.

Electro med, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Electromed, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30 2010	June 30 2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$6,015,773	$610,727
Accounts receivable (net of allowances for doubtful accounts of $45,000)	7,047,718	6,577,002
Inventories	1,435,045	1,470,775
Prepaid expenses and other current assets	338,794	269,193
Deferred income taxes	514,000	514,000
Total current assets	15,351,330	9,441,697
Property and equipment, net	2,733,898	2,688,941
Finite-life intangible assets, net	1,305,293	1,055,776
Deferred common stock offering costs	—	828,034
Other assets	146,673	128,789
Total assets	$19,537,194	$14,143,237

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving line of credit	$1,268,128	$1,768,128
Current maturities of long-term debt	400,111	397,886
Accounts payable	930,921	1,239,827
Accrued compensation	676,212	665,083
Warranty reserve	389,754	363,277
Other accrued liabilities	185,357	60,308
Income tax payable	52,291	7,789
Total current liabilities	3,902,774	4,502,298
Long-term debt, less current maturities	1,925,673	2,033,325
Deferred income taxes	145,000	145,000
Total liabilities	5,973,447	6,680,623

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Electromed, Inc. stockholders’ equity:
Common stock, $0.01 par value; authorized: 10,000,000 shares; issued and outstanding: 8,087,885 and 6,187,885 shares, respectively	80,879	61,879
Additional paid-in capital	12,655,425	6,685,362
Retained earnings	909,943	797,873
Common stock subscriptions receivable for shares outstanding of 48,500	(82,500)	(82,500)
Total stockholders’ equity	13,563,747	7,462,614
Total liabilities and stockholders’ equity	$19,537,194	$14,143,237

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,
	2010	2009

Net revenues	$4,165,429	$3,228,120
Cost of revenues	1,161,947	727,100
Gross profit	3,003,482	2,501,020

Operating expenses
Selling, general and administrative	2,557,338	1,764,858
Research and development	198,386	115,466
Total operating expenses	2,755,724	1,880,324
Operating income	247,758	620,696
Interest expense, net of interest income of $1,971and $1,196 respectively	59,688	67,440
Net income before income taxes	188,070	553,256

Income tax expense	(76,000)	(211,000)
Net income	112,070	342,256
Less: Net income attributable to noncontrolling interest	―	(6,519)
Net income attributable to Electromed, Inc.	$112,070	$335,737

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic	$0.02	$0.06
Diluted	$0.02	$0.05

Weighted-average Electromed, Inc. common shares outstanding:
Basic	6,986,798	6,057,883
Diluted	7,002,904	6,116,489

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$112,070	$342,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	78,684	79,241
Amortization of finite-life intangible assets	25,721	4,832
Amortization of debt issuance costs	13,408	2,504
Share-based compensation expense	42,900	39,173
Deferred income taxes	―	(78,000)
Loss on disposal of property and equipment	2,385	1,302
Issuance of common stock for payment of services	―	22,500
Changes in operating assets and liabilities:
Accounts receivable	(470,716)	(253,459)
Inventories	35,730	(129,979)
Prepaid expenses and other assets	(96,234)	(63,948)
Accounts payable and accrued liabilities	194,943	89,198
Net cash provided by (used in) operating activities	(61,109)	55,620

Cash Flows From Investing Activities
Expenditures for property and equipment	(97,544)	(25,138)
Expenditures for finite-life intangible assets	(196,332)	―
Net cash used in investing activities	(293,876)	(25,138)

Cash Flows From Financing Activities
Payments on revolving line of credit	(500,000)	―
Principal payments on long-term debt including capital lease obligations	(105,428)	(99,459)
Payments of deferred financing fees	(4,659)	―
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,229,882	6,370,118	―
Proceeds from warrant exercises	―	49,333
Proceeds from subscription notes receivable	―	7,500
Net cash provided by (used in) financing activities	5,760,031	(42,626)
Net increase (decrease) in cash and cash equivalents	5,405,046	(12,144)
Cash and cash equivalents
Beginning of period	610,727	361,916
End of period	$6,015,773	$349,772

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)
                      (Continued)

	For the Three Months Ended September 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$47,538		$66,256
Cash paid for income taxes	$28,875		$248,248

Supplemental Disclosures of Noncash Investing and Financing Activities
Expenditures for finite-life intangible assets included in accounts payable	$444,215		$22,067
Deferred common stock offering costs included in accounts payable	$6,405	$	―
Property and equipment financed through capital leases	$28,482		$34,206

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(Unaudited)

Note 1.       Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the Company) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (HFCWO) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations as required by Regulation S-X, Rule 10-01.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports.  This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiary, Electromed Financial, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Use of estimates:  Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence and warranty liability.

Net income per common share:  The Company presents net income on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  The diluted net income per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.  A reconciliation of the shares used in the basic and diluted net income per common share is as follows:

	For the Three Months Ending September 30,
	2010	2009
Basic weighted average shares outstanding	6,986,798	6,057,883
Dilutive stock warrants	16,106	58,606
Diluted weighted average shares outstanding	7,002,904	6,116,489

Note 1.       Interim Financial Reporting (Continued)

Recently issued accounting pronouncements: In June 2009, the FASB issued revised guidance for the consolidation of variable interest entities. This amends the original guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. This guidance was effective at the beginning of the Company’s 2011 fiscal year and did not have a material effect on the Company's consolidated financial statements.

Note  2.      Inventories

The components of inventory at September 30, 2010 and June 30, 2010 are approximately as follows:

	September 30	June 30
	2010	2010
Parts inventory	$872,000	$765,000
Work in process	49,000	56,000
Finished goods	544,000	680,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,435,000	$1,471,000

Note 3.       Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $140,000 and $114,000 at September 30, 2010 and June 30, 2010, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	For the Three Months Ending September 30,
	2010	2009
Balance, beginning	$1,056,000	$229,000
Additions	275,000	22,000
Amortization expense	(26,000)	(5,000)
Balance, ending	$1,305,000	$246,000

Additions consisted primarily of legal defense costs associated with a trademark infringement lawsuit which the Company successfully defended as discussed further in Note 7.

Note 4.       Warranty Liability

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the United States and Canada, a five-year warranty on its products to the prescribed patient for sales within Greece, and a three-year warranty for all institutional sales and sales to individuals outside the United States and Canada.  The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is sold.  The Company periodically assesses the adequacy of its recorded liability and adjusts the amounts as necessary.  Changes in the Company’s warranty liability were approximately as follows:

	For the Three Months Ending September 30,
	2010	2009
Beginning warranty reserve	$363,000	$292,000
Accrual for products sold	93,000	17,000
Expenditures and costs incurred for warranty claims	(66,000)	(18,000)
Ending warranty reserve	$390,000	$291,000

Note 5.       Income Taxes

On a quarterly basis, the Company estimates its effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rate for the quarters ended September 30, 2010 and September 30, 2009 were 40.0% and 38.6%, respectively.

Note 6.       Common Stock

Sales of common stock: On August 13, 2010 the Company completed an initial public stock offering (IPO) of 1,700,000 shares of common stock at an offering price of $4.00 per share.  In addition on September 28, 2010 the underwriter in the IPO acquired an additional 200,000 shares at $4.00 per share pursuant to exercise of a portion of its over-allotment option.  After deducting the payment of underwriter discounts, commissions and offering costs, the net proceeds from the sale of shares in the IPO was approximately $5,946,000.

Note 7.       Commitments and Contingencies

Litigation: Subsidiaries of Hill-Rom Holdings, Inc., (collectively, “Hill-Rom”) brought an action on August 21, 2009, against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest”.  For the quarter ended September 30, 2010 and the year ended June 30, 2010, the Company incurred and capitalized costs of approximately $275,000 and $880,000 respectively in defending this trademark. On September 30, 2010, the companies reached a settlement to the lawsuit without a material impact to the Company. The terms of the Settlement Agreement are confidential. The Company has no plans to change its marks.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.       Related Parties

The Company uses a related-party service provider to perform certain outsourced research and development functions. A director and minority shareholder of the service provider was the original inventor of the Company’s product.  The Company’s chief executive officer is also president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock.  In  addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider.  The Company has an agreement with the service provider which provides that the service provider will perform 80 hours per week of research and development work in exchange for a monthly fee, in the amount of $30,000 through December 2010.  For the quarters ended September 30, 2010 and 2009, expenses for these services totaled approximately $90,000 and $46,875 respectively, and such expenses are included in research and development expense in the income statement.

Note 9.       Subsequent Events

On November 5, 2010, the shareholders of the Company voted to increase the number of directors serving on the board of directors from five to seven.  In addition, the shareholders voted to amend to Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 10,000,000 to 15,000,000, consisting of 13,000,000 shares of common stock and 2,000,000 shares of undesignated stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  Our forward-looking statements in this report primarily relate to the following: our ability to receive reimbursement for our products; our ability to gain market share; our ability to increase revenues and earnings;  future innovations in our product offerings; changes to costs related to intellectual property; and our beliefs regarding the sufficiency of working capital and our ability to renew or obtain financing.  These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to protect our intellectual property; the effect of litigation, including legal expenses, that may arise with respect to our intellectual property in the ordinary course of business or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; changes to costs related to intellectual property; and general economic and business conditions.

Overview

Electromed, Inc. (“we,” “us,” “our,” “the Company,” or “Electromed”)  was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2010. There have been no significant changes in these critical accounting policies since June 30, 2010. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

New Accounting Pronouncements

For recently issued accounting pronouncements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

Results of Operations

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Revenues

Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
Total Revenue	$4,165	$3,228	$937	29.0%

Home Care Revenue	$3,803	$2,937	$866	29.5%

International Revenue	$159	$202	$(43)	(21.3)%

Government/Institutional Revenue	$203	$89	$114	128.1%

Home Care Revenue. Our home care revenue was approximately $3,803,000 for the three months ended September 30, 2010, representing an increase of approximately $866,000, or 29.5%, compared to the same period in 2009.  This resulted from a 39.6% increase in referrals, from 424 in the first fiscal quarter of 2009 to 592 in the first fiscal quarter of 2010. The percentage increase in revenues is lower than the percentage increase in referrals due to estimates for selling price adjustments related to third-party reimbursement arrangements for new SmartVest patients.  We attribute the increase in revenues and the increase in referrals primarily to an increase in selling efforts as we increased our sales staff, from 14 in the three months ended September 30, 2009, to 19 in the three months ended September 30, 2010, which enabled us to achieve higher revenues through both a deeper and broader penetration of the market.

International Revenue. International revenue was $159,000 for the three months ended September 30, 2010, representing a decrease of approximately $43,000, or 21.3%, compared to the same period in 2009. This resulted from a reduction in government healthcare spending in Europe, which caused our European sales to decrease from approximately $133,000 in the three months ended September 30, 2009 to approximately $84,000 in the comparable period this year.

Government/Institutional Revenue. Government/Institutional revenue was approximately $203,000 for the three months ended September 30, 2010, representing an increase of approximately $114,000, or 128.1%, compared to the same period the previous year.  This resulted from having a larger sales force and higher revenues from our SmartVest Wrap®, approximately $62,000 in the three months ended September 30, 2010 as compared to approximately $23,000 for the same period the previous year.

Gross Profit

Gross profit increased to $3,003,000, or 72.1% of net revenues, for the three months ended September 30, 2010, from approximately $2,501,000 , or 77.5% of net revenues in the three month period ended September 30, 2009. The increase in gross profit dollars resulted primarily from the increase in sales volume.  The decrease in gross profit percentage was primarily the result of lower than average reimbursement from the mix of referrals during the three month period.  Factors such as diagnoses which are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example state Medicaid programs) affect average reimbursement received on a short-term basis.  These factors tend to fluctuate on a quarterly basis.  However, management does not believe the results of the quarter ended September 30, 2010, are indicative of a long-term decrease in margins.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2,557,000 for the three months ended September 30, 2010, representing an increase of approximately $792,000, or 44.9%, compared to selling, general and administrative expenses of approximately $1,765,000 for the same period the prior year.  Payroll and compensation-related expenses were approximately $1,148,000 for the three months ended September 30, 2010, representing an increase of approximately $307,000, or 36.5%, compared to payroll and compensation-related expenses of approximately $841,000 in the same period the prior year.  This increase primarily resulted from a 25.9% increase in total employees from an average of 54 employees during the three months ended September 30, 2009 compared to an average of 68 employees during the three months ended September 30, 2010.  Health insurance costs for full-time employees was approximately $158,000 for the three months ended September 30, 2010, representing an increase of approximately $58,000, or 58.0%, from approximately $100,000 for the three months ended September 30, 2009.  This increase resulted from a combination of a 15% rate increase and an increase in the number of participants in the health insurance plan.  Travel, meals and entertainment, and trade show expenses were approximately $370,000 in the three months ended September 30, 2010, representing an increase of approximately $150,000, or 68.2%, compared to approximately $220,000 the same period in the prior year.  This increase is primarily due to the national sales meeting being moved to the first quarter of the 2011 fiscal year from the second quarter the previous fiscal year.  Advertising and marketing expenses for the three months ended September 30, 2010 was approximately $307,000, an increase of approximately 68.2% compared to approximately $220,000 in the same period the prior year.  These increased expenditures related to providing marketing support to a larger sales team.  Patient training for the first fiscal quarter of 2011 were approximately $100,000 representing an increase of approximately $29,000, or 40.8% compared to patient training expenses of approximately $71,000 for the same period the prior year.  These increases resulted from the increased volume of home care patient referrals for the three months ended September 30, 2010 compared to the same period the prior year.

Research and development expenses. Research and development expenses were approximately $198,000 for the three months ended September 30, 2010, representing an increase of approximately $83,000, or 72.2%, compared to approximately $115,000 in the same period the prior year.  The increase is related to various research projects related to system design and performance, enhancements to therapy garments and potential product additions to the SmartVest line.  Research and development costs for the three months ended September 30, 2010 were 4.8% of revenue, compared to 3.6% of revenue for the three months ended September 30, 2009, as a result of our continued investments in enhancing our products.  We expect research and development expense to increase to approximately 5% of revenue in the future.

Interest expense

Interest expense was approximately $62,000 for the three months ended September 30, 2010 compared to $69,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and our revolving line of credit and lower average interest rates on outstanding debt.

Income tax expense

Income tax expense was approximately $76,000 for the three months ended September 30, 2010 compared to $211,000 in the same period the prior year. Our income tax expense was less as a result of lower pre-tax income. The effective income tax rate for the three months ended September 30, 2010 was approximately 40.0% compared to 38.6% in the same period the prior year. The increase in the effective rate was due to increases in non-deductible expenses as a percentage of pre-tax income in fiscal 2011 over 2010.

Net income

Net income for the three months ended September 30, 2010 was approximately $112,000, or 2.7% of revenues, compared to approximately $336,000, or 10.4% of revenues, for the same period the prior year. The decrease in net income in dollars and as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level.  Management believes the increases in sales force, support and production personnel coupled with an aggressive expansion of marketing and research and development efforts are laying the foundation for an attempt to increase  market share, which will result in higher revenues and increased earnings.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2010, our net cash used by operating activities was approximately $61,000. Cash flows used by operations were primarily a result of net income adjusted for non-cash expenses of approximately $275,000, a decrease of approximately $36,000 in inventory and an increase in trade payables and other accrued liabilities of approximately $194,000, offset by an increase in accounts receivable of approximately $471,000 and an increase in prepaid expenses of approximately $96,000, respectively.

For the three months ended September 30, 2009, our net cash provided by operating activities was approximately $56,000. Cash flows provided by operations were primarily a result of net income adjusted for non-cash expenses of approximately $414,000 combined with an increase in trade payables and other accrued liabilities of approximately $89,000 offset by increases in accounts receivable, inventories and prepaid expenses of approximately $253,000, $130,000 and $64,000 respectively.

Cash Flows from Investing Activities

For the three months ended September 30, 2010 cash used in investing activities was approximately $294,000.  During the three months ended September 30, 2010, we paid approximately $196,000 in costs related to defending our SmartVest trademark and approximately $98,000 for purchases of property and equipment.

For the three months ended September 30, 2009, cash used for investing activities was approximately $25,000 for the purchase of equipment.

Cash Flows from Financing Activities

For the three months ended September 30, 2010, cash provided by financing activities was approximately $5,760,000, consisting of approximately $7,600,000 gross proceeds from the issuance of common stock in our initial public offering (“IPO”), offset by approximately $1,230,000 of IPO expenses incurred during the fiscal quarter, payments on our revolving credit line of $500,000 and principal payments on long-term debt of approximately $105,000.

For the three months ended September 30, 2009, cash used by financing activities was approximately $43,000. Cash provided by financing activities was approximately $57,000 from the sale of common stock and receipts on subscription notes receivable.  Payments on long-term debt were approximately $99,000.

Adequacy of Capital Resources

We believe, based on our current operational performance, that our available borrowings under our existing credit facility and available cash from the successful completion of our IPO are sufficient to meet our liquidity needs for, at a minimum, the next twelve months.  We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

Our primary liquidity and capital requirements relate to adding employees to our Reimbursement, Patient Services and Administrative Departments; adding members to our sales force; continuing our research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

For the first fiscal quarter of 2010 and 2009, respectively, we spent approximately $98,000 and $25,000 on property and equipment. We currently expect to finance equipment purchases with borrowings under our credit facility and available cash. In addition, we have incurred and capitalized approximately $1,155,000 of legal defense costs associated with our trademark lawsuit, which, as disclosed in Part II, Item 1 of this Report, entitled “Legal Proceedings,” was settled pursuant to a confidential settlement agreement on September 30, 2010.  Accordingly, we anticipate future costs associated with intellectual property to be at significantly lower levels.

We currently have a credit facility with U.S. Bank, National Association (“U.S. Bank”) that provides for a $3,500,000 revolving line of credit and $2,520,000 in term debt. A $1,520,000 term loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). The operating line of credit has an interest rate of LIBOR plus 2.75%. The amount eligible for borrowing on our line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The operating line of credit requires monthly payments of interest and has a maturity date of November 30, 2010, at which time we expect it will be renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of September 30, 2010, we had $1,268,000 outstanding on the operating line of credit and $2,219,000 outstanding on the term debt for a total outstanding under the U.S. Bank credit facility of $3,487,000. As of September 30, 2010, we had net unused availability of $1,696,000 under our line of credit.

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

On August 13, 2010, we completed the sale of 1,700,000 shares of common stock, par value $0.01 per share, in our IPO, at an offering price of $4.00 per share. On September 28, 2010, Feltl and Company, Inc., the underwriter of the IPO, acquired 200,000 shares of our common stock at a price of $4.00 per share pursuant to exercise of its over-allotment option.  Gross proceeds from the issuance of common stock in connection with our IPO, including the overallotment option, were approximately $7,600,000. After deducting the payment of underwriters’ discounts and commissions and offering expenses, the net proceeds from the sale of shares in our IPO, including the overallotment option, were approximately $5,946,000.

Certain Information Concerning Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Hill-Rom Services, Inc., ARI, Hill-Rom Company, Inc. and Hill-Rom Services Pte. Ltd. (collectively, “Hill-Rom”), subsidiaries of Hill-Rom Holdings, Inc., brought an action on August 21, 2009, against us in the Southern District of Indiana alleging that our use of the term “SmartVest” infringes on its alleged trademarks “The Vest” and “Vest.” We answered the allegations and brought counter-claims against Hill-Rom alleging, among other things, defamation and libel. On September 30, 2010, we reached a definitive settlement agreement with respect to our litigation with Hill-Rom without a material impact to the Company. The terms of the settlement are confidential.  We have no plans to change our use of the SmartVest marks.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2010 that have not been previously disclosed.

Use of Proceeds

We completed our initial public offering of shares of common stock, $0.01 par value (the “IPO”) during the fiscal quarter ended September 30, 2010.  The effective date of our registration statement relating to the Offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-166470), was August 12, 2010. A total of 1,700,000 shares of our common stock were registered and sold in the IPO. In addition, we granted Feltl and Company, Inc. (“Feltl”), the underwriter of the IPO, warrants to purchase up to 170,000 additional shares of our common stock at a price of $4.80 per share and an over-allotment option to purchase 255,000 shares at $4.00 per share, less an underwriting discount of $0.30 per share.  On September 28, 2010, Feltl exercised its overallotment option to acquire 200,000 additional shares of our common stock.  As a result of this exercise, Feltl also received warrants to purchase up to 20,000 additional shares of our common stock.

The aggregate offering price of our securities sold in the IPO, including the shares sold to Feltl upon exercise of its overallotment option, was equal to $7,600,000. The aggregate underwriting discount for shares sold in the offering and pursuant to the overallotment option was equal to $570,000, none of which was or will be paid to our affiliates. We incurred approximately $1,084,000 of offering costs in connection with the IPO. We received net proceeds from the IPO of approximately $5,946,000. We have used $500,000 to reduce the amount of our existing indebtedness under our credit facility with U.S. Bank, National Association. We have used and intend to use the remainder of the proceeds from the offering to add employees to our Reimbursement, Patient Services and Administrative Departments; add members to our sales force and further develop our focus on institutional sales; continue our research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: November 12, 2010	/s/ Robert D. Hansen
Robert D. Hansen, Chief Executive Officer (Principal Executive Officer)

/s/ Terry M. Belford
Terry M. Belford, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Exhibit Number	Description

10.1

Purchase Agreement dated August 12, 2010 between Feltl and Company, Inc. and Electromed, Inc., incorporated by reference to exhibit 1.1 in Current Report on Form 8-K, File No. 001-34839, filed with the Commission on August 18, 2010.

10.2

Warrant Agreement dated August 18, 2010, between Feltl and Company, Inc. and Electromed, Inc.,  incorporated by reference to exhibit 10.1 in Current Report on Form 8-K, File No. 001-34839, filed with the Commission on August 18, 2010.

10.3

Warrant Agreement dated September 28, 2010, between Feltl and Company, Inc. and Electromed, Inc., incorporated by reference to exhibit 10.1 in Current Report on Form 8-K, File No. 001-34839, filed with the Commission on October 4, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.