Form 10-Q
period 2010-12-13
Electromed, Inc.
filed 2011-02-11
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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
Yes ☐ No ☒

There were 8,099,885 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 11, 2011.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31 2010	June 30 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,161,270	$610,727
Accounts receivable (net of allowances for doubtful accounts of $45,000)	7,848,776	6,577,002
Inventories	1,535,204	1,470,775
Prepaid expenses and other current assets	218,197	269,193
Deferred income taxes	514,000	514,000
Total current assets	15,277,447	9,441,697
Property and equipment, net	2,758,014	2,688,941
Finite-life intangible assets, net	1,284,299	1,055,776
Deferred common stock offering costs	—	828,034
Other assets	152,081	128,789
Total assets	$19,471,841	$14,143,237

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving line of credit	$1,268,128	$1,768,128
Current maturities of long-term debt	408,206	397,886
Accounts payable	622,909	1,239,827
Accrued compensation	727,932	665,083
Warranty reserve	424,455	363,277
Other accrued liabilities	44,216	60,308
Income tax payable	99,592	7,789
Total current liabilities	3,595,438	4,502,298
Long-term debt, less current maturities	1,832,423	2,033,325
Deferred income taxes	145,000	145,000
Total liabilities	5,572,861	6,680,623
Commitments and Contingencies (Note 8)

Stockholders’ Equity
Electromed, Inc. stockholders’ equity:
Common stock, $0.01 par value; authorized: 15,000,000 shares; issued and outstanding: 8,087,885 and 6,187,885 shares, respectively	80,879	61,879
Additional paid-in capital	12,698,785	6,685,362
Retained earnings	1,201,816	797,873
Common stock subscriptions receivable for shares outstanding of 48,500	(82,500)	(82,500)
Total stockholders’ equity	13,898,980	7,462,614
Total liabilities and stockholders’ equity	$19,471,841	$14,143,237

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009

Net revenues	$4,685,546	$3,222,994	$8,850,975	$6,451,134
Cost of revenues	1,145,391	983,998	2,377,092	1,753,265
Gross profit	3,540,155	2,238,996	6,473,883	4,697,869

Operating expenses
Selling, general and administrative	2,778,415	1,932,791	5,265,999	3,655,518
Research and development	218,703	135,577	417,089	251,043
Total operating expenses	2,997,118	2,068,368	5,683,088	3,906,561
Operating income	543,037	170,628	790,795	791,308
Interest expense, net of interest income of $4,017, $3,021, $5,988, and $4,217 respectively	53,165	80,100	112,852	147,540
Net income (loss) before income taxes	489,872	90,528	677,943	643,768

Income tax expense	(198,000)	(49,000)	(274,000)	(260,000)
Net income	291,872	41,528	403,943	383,768
Less: Net income attributable to non-controlling interest	—	(6,234)	—	(12,739)
Net income attributable to Electromed, Inc.	$291,872	$35,294	$403,943	$371,029

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic	$0.04	$0.01	$0.05	$0.06
Diluted	$0.04	$0.01	$0.05	$0.06

Weighted-average Electromed, Inc. common shares outstanding:
Basic	8,087,885	6,076,233	7,537,342	6,059,158
Diluted	8,115,621	6,139,895	7,573,453	6,123,234

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2010	2009

Cash Flows From Operating Activities
Net income	$403,943	$383,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	162,010	150,361
Amortization of finite-life intangible assets	54,784	17,673
Amortization of debt issuance costs	27,593	25,703
Share-based compensation expense	86,260	77,926
Deferred income taxes	—	(55,000)
Loss on disposal of property and equipment	5,653	3,728
Issuance of common stock for payment of services	—	22,500
Changes in operating assets and liabilities:
Accounts receivable	(1,271,774)	(361,031)
Inventories	(64,429)	(128,791)
Prepaid expenses and other assets	4,769	(123,643)
Accounts payable and accrued liabilities	355,257	65,125
Net cash provided by (used in) operating activities	(235,934)	78,319

Cash Flows From Investing Activities
Expenditures for property and equipment	(208,253)	(45,386)
Expenditures for finite-life intangible assets	(648,616)	(406,600)
Net cash used in investing activities	(856,869)	(451,986)

Cash Flows From Financing Activities
Borrowings (payments) on revolving line of credit	(500,000)	1,268,128
Proceeds from long-term debt	—	2,520,000
Principal payments on long-term debt including capital lease obligations	(215,708)	(3,441,758)
Payments of deferred financing fees	(4,659)	(46,791)
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,236,287	6,363,713	—
Proceeds from warrant exercises	—	73,332
Repurchase of common stock	—	(18,418)
Proceeds from subscription notes receivable	—	7,500
Net cash provided by financing activities	5,643,346	361,993
Net increase (decrease) in cash and cash equivalents	4,550,543	(11,674)
Cash and cash equivalents
Beginning of period	610,727	361,916
End of period	$5,161,270	$350,242

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
                     (Continued)

	For the Six Months Ended December 31,
	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$91,118	$91,809
Cash paid for income taxes	$179,575	$498,342
Supplemental Disclosures of Noncash Investing and Financing Activities
Accrued expenditures for finite-life intangible assets included in accounts payable	$—	$62,556
Property and equipment financed through capital leases	$28,482	$66,564
Reduction in basis of acquired building formerly under capital lease	$—	$93,172

See Notes to Condensed Consolidated Financial Statements

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations as required by Regulation S-X, Rule 10-01. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This interim report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Electromed Financial, LLC was established by the Company to assist in raising capital from outside investors. The Company owned 95 percent of Electromed Financial, LLC through March 2, 2010, at which time the Company acquired the remaining five percent of Electromed Financial, LLC from a director of the Company for $125,000. Income related to the non-controlling interest in the subsidiary is reflected as non-controlling interest on the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. For the six months ended December 31, 2010 common stock equivalents of 245,000, were excluded from the calculation of diluted earnings per share as their impact was antidilutive. For the six months ended December 31, 2009, all common stock equivalents had a dilutive impact.

Recently issued accounting pronouncements: In June 2009, the FASB issued revised guidance for the consolidation of variable interest entities. This amends the original guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance was effective at the beginning of the Company’s 2011 fiscal year and did not have an effect on the Company’s consolidated financial statements.

Reclassifications: Certain items in the fiscal 2010 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2011. The fiscal 2010 reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 2.	Inventories

The components of inventory at December 31, 2010 and June 30, 2010 were approximately as follows:

	December 31	June 30
	2010	2010
Parts inventory	$824,000	$765,000
Work in process	343,000	56,000
Finished goods	398,000	680,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,535,000	$1,471,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $169,000 and $114,000 at December 31, 2010 and June 30, 2010, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	December 31,	June 30,
	2010	2010
Balance, beginning	$1,056,000	$229,000
Additions	283,000	880,000
Amortization expense	(55,000)	(53,000)
Balance, ending	$1,284,000	$1,056,000

Additions consisted primarily of legal defense costs associated with a trademark infringement lawsuit which the Company successfully defended as discussed further in Note 8.

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended	Year Ended
	December 31, 2010	June 30, 2010
Beginning warranty reserve	$363,000	$292,000
Accrual for products sold	143,000	146,000
Expenditures and costs incurred for warranty claims	(82,000)	(75,000)
Ending warranty reserve	$424,000	$363,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the both the six months ended December 31, 2010 and December 31, 2009 was 40.4%.

Note 6.	Financing Arrangements

The Company renewed its $3,500,000 revolving line of credit on November 30, 2010. The line of credit expires on November 30, 2011, if not renewed. Advances are due at the expiration date and are secured by substantially all the Company assets. The amount available for borrowing is limited to 60 percent of eligible accounts receivable less the outstanding balance of the Company’s 4.28% term note due December 2012. Interest on advances accrues at LIBOR plus 2.75 percent (3.06% at December 31, 2010) and is payable monthly. As of December 31, 2010, there was approximately $1,268,000 outstanding on the line of credit and had unused availability of $2,232,000. The Company is required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

Note 7.	Common Stock

Sales of common stock: On August 13, 2010 the Company completed an initial public stock offering (IPO) of 1,700,000 shares of common stock at an offering price of $4.00 per share. In addition on September 28, 2010, the underwriter in the IPO acquired an additional 200,000 shares at $4.00 per share pursuant to exercise of a portion of its over-allotment option. After deducting the payment of underwriter discounts, commissions and offering costs, the net proceeds from the sale of shares in the IPO was approximately $5,946,000.

At the annual meeting of shareholders held on November 5, 2010, the shareholders of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 10,000,000 to 15,000,000, consisting of 13,000,000 shares of common stock par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 8.	Commitments and Contingencies

Litigation: Subsidiaries of Hill-Rom Holdings, Inc., (collectively, “Hill-Rom”) brought an action on August 21, 2009, against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest”. For the six months ended December 31, 2010 and the year ended June 30, 2010, the Company incurred and capitalized costs of approximately $283,000 and $880,000 respectively in defending this trademark. On September 30, 2010, the companies reached a settlement to the lawsuit. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® marks.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 9.	Related Parties

The Company uses a related-party service provider, a director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s chief executive officer is also president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider. The Company has an agreement with the service provider which provides that the service provider will perform 80 hours per week of research and development work in exchange for a monthly fee, in the amount of $30,000. The agreement, which remains in effect for successive six-month terms until terminated by either party, was automatically renewed at December 31, 2010. For the six months ended December 31, 2010 and 2009, expenses for these services totaled approximately $180,000 and $114,000 respectively, and such expenses are included in research and development expense in the income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our ability to receive reimbursement for our products; our ability to gain market share; impact of our business strategy on revenues and earnings; increased expenditures for research and development; anticipated expenses related to our intellectual property; future innovations in our product offerings; and our beliefs regarding the sufficiency of working capital and our ability to renew or obtain financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

          You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to recruit, train, and retain an effective sales force, reimbursement staff, and patient services staff; our ability to protect our intellectual property; the effect of litigation, including legal expenses, that may arise with respect to our intellectual property in the ordinary course of business or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; and general economic and business conditions.

Overview

          Electromed, Inc. (“we,” “us,” “our,” “the Company,” or “Electromed”) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

          We manufacture, market and sell products that provide HFCWO, including the Electromed, Inc. SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function. The products are sold for both the home health care market and the institutional market for use by patients in hospitals, which are referred to as “institutional sales.” For approximately ten years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, chronic obstructive pulmonary disease (“COPD”), bronchiectasis and related conditions which can result in repeated episodes of pneumonia. Additionally, we offer such products, upon physician prescription to a patient population that includes post-surgical and intensive care patients at risk of developing pneumonia, patients with end-stage neuromuscular disease, and ventilator-dependent patients. Our goal is to be a consistent innovator in providing HFCWO to patients with compromised pulmonary function.

Critical Accounting Policies and Estimates

          Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The critical accounting policies used in the preparation of the financial statements as of December 31, 2010 have remained unchanged from June 30, 2010.

          Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contract and other information from outside sources, as appropriate. Policies that require us to exercise significant judgment include revenue recognition and allowance for doubtful accounts; valuation of long-lived and intangible assets; allowance for excess and slow-moving inventory; income taxes; warranty reserve; and share-based compensation.

New Accounting Pronouncements

          For recently issued accounting pronouncements, see Note 1 to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)
Total Revenue	$4,686	$3,223	$1,463	45.4%

Home Care Revenue	$4,246	$3,044	$1,202	39.5%

International Revenue	$199	$73	$126	172.6%

Government/Institutional Revenue	$241	$106	$135	127.4%

          Home Care Revenue. Home care revenue was approximately $4,246,000 for the three months ended December 31, 2010, representing an increase of approximately $1,202,000, or 39.5%, compared to the same period in the prior fiscal year. This resulted from a 22.9% increase in referrals, from 541 in the three months ended December 31, 2009, to 665 in the same period in the current fiscal year. The percentage increase in revenues is higher than the percentage increase in referrals due to patient referrals received in previous periods being approved for third party reimbursement in the current period. Although the rate of approvals for third-party reimbursement typically varies from period to period , we expect approvals for third-party reimbursement to remain at levels consistent with our historical experience over the course of the fiscal year. The increase in revenues and the increase in referrals is attributable to a 43.4% increase in the existing sales staff, from 14 full time equivalents (FTE’s) in the three months ended December 31, 2009, to 21 FTE’s in the three months ended December 31, 2010. This increase in sales staff fostered higher revenues through both a deeper and broader penetration of the market.

          International Revenue. International revenue was $199,000 for the three months ended December 31, 2010, representing an increase of approximately $126,000, or 172.6%, compared to the same period in the prior fiscal year. This increase resulted from an increase in sales to Europe and Asia. International sales is still a small portion of our total sales and is subject to large percentage increases and decreases from quarter to quarter although the dollar variation is not large compared to our total sales.

          Government/Institutional Revenue. Government/institutional revenue was approximately $241,000 for the three months ended December 31, 2010, representing an increase of approximately $135,000, or 127.4%, compared to approximately $106,000 for the same period in the prior fiscal year reflecting increased sales to group purchasing organization members, sales to a larger number of institutions and generally greater market acceptance.

          Gross Profit

          Gross profit increased to $3,540,000, or 75.6% of net revenues, for the three months ended December 31, 2010, from approximately $2,239,000, or 69.5% of net revenues in the same period in the prior fiscal year. The increase in gross profit dollars resulted primarily from an increase in sales volume. The increase in gross profit percentage was primarily the result of higher than average reimbursement yield secured from the mix of referrals during the three month period. Factors such as diagnoses which are not assured of reimbursement and insurance programs with lower reimbursement amounts (for example state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis; however, management does not believe the results of the quarter ended December 31, 2010, are indicative of a long-term increase in margins.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2,778,000 for the three months ended December 31, 2010, representing an increase of approximately $845,000, or 43.7%, compared to selling, general and administrative expenses of approximately $1,933,000 for the same period the prior fiscal year. Payroll and compensation-related expenses were approximately $1,203,000 for the three months ended December 31, 2010, representing an increase of approximately $392,000, or 48.2%, compared to approximately $811,000 in the same period the prior year. This increase primarily resulted from a 51.4% increase in selling, general and administrative employees from an average of 37 selling, general and administrative employees for the three months ended December 31, 2009 compared to an average of 56 in for the same period in the current fiscal year.

          Health insurance costs for full-time employees were approximately $172,000 for the three months ended December 31, 2010, representing an increase of approximately $57,000, or 49.6%, from approximately $115,000 in the same period of fiscal 2010. This increase resulted from an increase in the number of participants in the health insurance plan. Travel, meals and entertainment expenses were approximately $348,000 in the three months ended December 31, 2010, representing an increase of approximately $95,000, or 37.5%, compared to approximately $253,000 the same period in the prior year. This increase was primarily due to the 43.4% increase in the size of the sales force.

          Advertising and marketing expenses for the three months ended December 31, 2010 were approximately $262,000, an increase of approximately $102,000 or, 63.8% compared to approximately $160,000 in the same period the prior fiscal year. These increased expenditures related to providing marketing support to a larger sales team. Patient training expenses for the three months ended December 31, 2010, were approximately $118,000, an increase of approximately $32,000, or 37.2% compared to approximately $86,000 in the same period the prior fiscal year. These increases resulted from the increased volume of home care patient referrals for the three months ended December 31, 2010 compared to the same period the prior fiscal year.

          Accounting and outside services expenses for the three months ended December 31, 2010 were approximately $140,000, an increase of approximately $119,000 compared to approximately $21,000 in the same period of the prior fiscal year related primarily to additional auditing and review services, increased IT expenses related to security and backup, and expenses for printing and shareholder services related to being a public company. General insurance expenses were approximately $34,000 for the three months ended December 31, 2010, an increase of approximately $24,000 compared to approximately $10,000 in the same period the prior fiscal year. This was primarily the result of an increased general liability premium due to higher sales and an increased director and officer premium related to becoming a public company.

          Research and development expenses. Research and development expenses were approximately $219,000 for the three months ended December 31, 2010, representing an increase of approximately $83,000, or 61.0%, compared to approximately $136,000 in the same period the prior fiscal year. The increase was related to various research projects directed toward system design and performance, enhancements to therapy garments and possible product additions to the SmartVest® line. Research and development costs for the three months ended December 31, 2010 were 4.7% of revenue, compared to 4.2% of revenue in the same period the prior fiscal year. Management plans to increase research and development expenses to approximately 5% or greater of revenue in the future.

          Interest expense

          Interest expense was approximately $53,000 for the three months ended December 31, 2010, representing a decrease of approximately $27,000, or 33.8%, compared to approximately $80,000 for the same period the prior fiscal year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and lower average interest rates on outstanding debt.

          Income tax expense

          Income tax expense was approximately $198,000 for the three months ended December 31, 2010 compared to $49,000 in the same period the prior fiscal year. Income tax expense increased as a result of higher pre-tax income.

          Net income

          Net income for the three months ended December 31, 2010, was approximately $292,000, or 6.2% of revenues, compared to approximately $35,000, or 1.1% of revenues, for the same period the prior fiscal year and earnings per share for the three months ended December 31, 2010, was $0.04 per share, compared to $0.01 per share for the same period the prior fiscal year. The increase in net income in dollars, as a percentage of revenues, and earnings per share primarily resulted from increases in revenues which were greater than increases in expenses. Management believes the increases in sales force, support and production personnel coupled with an aggressive expansion of marketing have resulted in higher revenues and increased earnings.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

          Revenues

          Revenue results for the six month periods are summarized in the table below (dollar amounts in thousands).

	Six Months Ended December 31,
	2010	2009	Increase (Decrease)
Total Revenue	$8,851	$6,451	$2,400	37.2%

Home Care Revenue	$8,049	$5,981	$2,068	34.4%

International Revenue	$358	$275	$83	30.2%

Government/Institutional Revenue	$444	$195	$249	127 .7%

          Home Care Revenue. Home care revenue was approximately $8,049,000 for the six months ended December 31, 2010, representing an increase of approximately $2,068,000, or 34.6%, compared to approximately $5,981,000 for the same period in the prior fiscal year. This increase resulted from a 30.3% increase in referrals, advancing from 965 in the six months ended December 31, 2009, to 1,257 in the same period in fiscal 2011. The percentage increase in revenues was higher than the percentage increase in referrals due to patient referrals received in previous periods being approved for third party reimbursement in the current period. Although the rate of approvals for third-party reimbursement typically varies from period to period, we expect approvals for third-party reimbursement to remain at levels consistent with historical experience over the course of the year. The increase in revenues and the increase in referrals resulted primarily from a 35.7% increase in our existing sales staff, from 14 FTE’s in the six months ended December 31, 2009, to 19 FTE’s in the comparable period in the current fiscal year. This increase in sales staff fostered higher revenues through both a deeper and broader penetration of the market.

          International Revenue. International revenue was approximately $358,000 for the six months ended December 31, 2010, representing an increase of approximately $83,000, or 30.2%, compared to approximately $275,000 the same period the prior fiscal year as sales to both Europe and Asia increased. International sales is still a small portion of our total sales and is subject to large percentage increases and decreases when comparing current to previous periods although the dollar variation is not large compared to our total sales.

          Government/Institutional Revenue. Government/institutional revenue was approximately $444,000 for the six months ended December 31, 2010, representing an increase of approximately $249,000, or 127.7%, compared to approximately $195,000 in the same period in the prior fiscal year reflecting increased sales to group purchasing organization members, sales to a larger number of institutions and generally greater market acceptance.

          Gross Profit

          Gross profit increased to $6,474,000, or 73.1% of net revenues, for the six months ended December 31, 2010, from approximately $4,698,000 million, or 72.8% of net revenues in the same period in the prior fiscal year. The increase in gross profit dollars resulted primarily from the increase in sales volume.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $5,266,000 for the six months ended December 31, 2010, representing an increase of approximately $1,611,000, or 44.0%, compared to selling, general and administrative expenses of approximately $3,655,000 for the same period in the prior fiscal year. Payroll and compensation-related expenses were approximately $2,350,000 for the six months ended December 31, 2010, representing an increase of approximately $698,000, or 42.2%, compared to approximately $1,652,000 in the same period the prior fiscal year. This increase primarily resulted from a 46.5% increase in total employees from an average of 36 full-time equivalent (FTE) selling, general and administrative employees in the six months ended December 31, 2009 compared to an average of 52 FTE selling, general and administrative employees in for the same period in the current fiscal year.

          Health insurance costs for full-time employees were approximately $330,000 for the six months ended December 31, 2010, representing an increase of approximately $115,000, or 53.5%, from approximately $215,000 in the same period in fiscal 2010. This increase resulted primarily from an increase in the number of participants in the health insurance plan as the number of qualifying employees increased. Travel and meals and entertainment expenses were approximately $683,000 in the six months ended December 31, 2010, representing an increase of approximately $238,000, or 53.5%, compared to approximately $445,000 the same period in the prior fiscal year. This increase was primarily due to the 35.7% increase in the size of the sales force along with increased travel costs of management in connection with training new staff.

          Advertising and marketing expenses for the six months ended December 31, 2010, were approximately $486,000, an increase of approximately $240,000, or 97.5% compared to approximately $246,000 in the same period the prior fiscal year. These increased expenditures related to providing greater marketing support to a larger sales team. Patient training expenses for the six months ended December 31, 2010, were approximately $218,000, an increase of approximately $61,000, or 38.9% compared to approximately $157,000 in the same period the prior fiscal year. These increases resulted from the increased volume of home care patient referrals for the six months ended December 31, 2010, compared to the same period the prior fiscal year.

          Accounting and outside services expenses for the six months ended December 31,2010, were approximately $229,000, an increase of approximately $127,000, or 124.5% compared to approximately $102,000 in the same period of the prior fiscal year related primarily to additional auditing and review services, increased IT expenses related to security and backup, and expenses for printing and shareholder services related to being a public company.

          Research and development expenses. Research and development expenses were approximately $417,000 for the six months ended December 31, 2010, representing an increase of approximately $166,000, or 66.1%, compared to research and development expenses of approximately $251,000 in the same period the prior fiscal year. The increase was related to various research projects related to system design and performance, enhancements to therapy garments and possible product additions to the SmartVest line. Research and development costs for the six months ended December 31, 2010 were 4.7% of revenue, compared to 3.9% of revenue for the same period the prior fiscal year. Management plans for research and development expense to increase to approximately 5% of revenue in the future.

          Interest expense

          Interest expense was approximately $113,000 for the six months ended December 31, 2010 representing a decrease of approximately $35,000, or 23.6%, compared to interest expense of approximately $148,000 for the same period the prior fiscal year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and lower average interest rates on outstanding debt.

          Income tax expense

          Income tax expense was approximately $274,000 for the six months ended December 31, 2010 compared to $260,000 in the same period the prior year. Income tax expense increased as a result of higher pre-tax income. The effective income tax rate for both the six months ended December 31, 2010 and December 31, 2009 was 40.4%.

          Net income

          Net income for the six months ended December 31, 2010 was approximately $404,000, or 4.6% of revenues, compared to approximately $371,000, or 5.8% of revenues, for the same period the prior fiscal year, and earnings per share for the three months ended December 31, 2010, was $0.05 per share, compared to $0.06 per share for the same period the prior fiscal year. The decrease in net income as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level. The decrease in earnings per share for the six-month period primarily resulted from an increase to the number of outstanding shares of Company common stock as compared to the prior-year period, which was attributable to the Company’s completion of its initial public offering in August 2010. Including the underwriter’s over-allotment option, a total of 1,900,000 shares of Company common stock were registered and sold in the initial public offering. Management believes the increases in sales force, support and production personnel coupled with an aggressive expansion of marketing and research and development efforts is providing the foundation for a successful increase in market share.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the six months ended December 31, 2010, net cash used by operating activities was approximately $236,000. Cash used by operations was primarily attributable to net income adjusted for non-cash expenses of approximately $740,000, combined with a decrease in prepaid expenses, and an increase in other accrued liabilities of approximately $360,000. This was offset by increases in accounts receivable and inventory of $1,272,000 and $64,000, respectively.

          For the six months ended December 31, 2009, net cash provided by operating activities was approximately $78,000. Cash flows provided by operations were primarily a result of net income adjusted for non-cash expenses of approximately $627,000 combined with an increase in trade payables and other accrued liabilities of approximately $65,000 offset by increases in accounts receivable, inventories and prepaid expenses of approximately $361,000, $129,000 and $124,000 respectively.

          Cash Flows from Investing Activities

          For the six months ended December 31, 2010, cash used in investing activities was approximately $857,000. During this period we paid approximately $649,000 in costs related to defending the SmartVest® trademark and approximately $208,000 for purchases of property and equipment.

          For the six months ended December 31, 2009, cash used for investing activities was approximately $452,000. During this period we paid approximately $407,000 in costs related to defending the SmartVest® trademark and approximately $45,000 for the purchase of equipment.

          Cash Flows from Financing Activities

          For the six months ended December 31, 2010, cash provided by financing activities was approximately $5,643,000, consisting of approximately $6,364,000 net proceeds during the six month period from the issuance of common stock in our initial public offering (IPO). This was offset by payments of $500,000 on the revolving credit line, principal payments on long-term debt of approximately $216,000 and payments of deferred financing fees of approximately $5,000.

          For the six months ended December 31, 2009, cash provided by financing activities was approximately $362,000, consisting of approximately $1,268,000 net borrowings on a revolving line of credit along with proceeds from long-term debt of approximately $2,520,000 and approximately $81,000 from the sale of common stock and receipts on subscription notes receivable, offset by payments on long-term debt of approximately $3,442,000, deferred financing fees of approximately $47,000, and non-controlling interest distributions of approximately $18,000.

Adequacy of Capital Resources

          We believe, based on our current operational performance, our available borrowings under our existing credit facility and available cash from the successful completion of our IPO are sufficient to meet our liquidity needs for, at a minimum, the next twelve months. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

          Our primary capital requirements relate to adding employees in our Reimbursement, Patient Services and Administrative Departments; adding members to our sales force; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

          For the first six months of fiscal 2011 and 2010, respectively, we spent approximately $208,000 and $45,000 on property and equipment. We currently expect to finance equipment purchases with borrowings under the credit facility and with available cash. In addition, we have incurred and capitalized approximately a total of $1,163,000 of legal defense costs associated with a trademark lawsuit, which, as disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, entitled “Legal Proceedings,” was settled pursuant to a confidential settlement agreement on September 30, 2010. Accordingly, we anticipate future costs associated with intellectual property to be at significantly lower levels.

          We currently have a credit facility with U.S. Bank, National Association (“U.S. Bank”) that provides for a $3,500,000 revolving line of credit and $2,520,000 in term debt. A $1,520,000 term loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). The operating line of credit has an interest rate of LIBOR plus 2.75%. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B and requires monthly payments of interest. The line of credit was originally scheduled to expire on November 30, 2010. As disclosed in Part II, Item 5 of this Report, entitled “Other Information,” the credit facility was amended on November 30, 2010 to extend the maturity date for the operating line of credit to November 30, 2011. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of December 31, 2010, we had $1,268,000 outstanding on the operating line of credit and $2,127,000 outstanding on the term debt for a total outstanding under the U.S. Bank credit facility of $3,395,000. As of December 31, 2010, we had net unused availability of $2,232,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          The agreement governing the credit facility contains certain covenants that restrict the Company’s ability to, among other things, pay cash dividends, incur indebtedness or liens, change Chief Executive Officer or Chief Financial Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and cash flow leverage ratios. Our obligations under the U.S. Bank credit facility are secured by substantially all of our assets and are guaranteed by our wholly owned subsidiary, Electromed Financial, LLC.

          On August 13, 2010, we completed the sale of 1,700,000 shares of common stock, par value $0.01 per share, in an IPO, at an offering price of $4.00 per share. On September 28, 2010, Feltl and Company, Inc., the underwriter of the IPO, acquired 200,000 shares of our common stock at a price of $4.00 per share, pursuant to exercise of its over-allotment option. Gross proceeds from the issuance of common stock in connection with the IPO, including the overallotment option, were approximately $7,600,000. After deducting the payment of underwriters’ discounts and commissions and offering expenses, our net proceeds from the sale of shares in the IPO, including the overallotment option, were approximately $5,946,000.

Certain Information Concerning Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic and current reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the first six months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As previously disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, we reached a definitive settlement agreement on September 30, 2010 with respect to its litigation with Hill-Rom Services, Inc., ARI, Hill-Rom Company, Inc., and Hill-Rom Services Pte. Ltd. (collectively, “Hill-Rom”). The terms of the settlement are confidential. We have no plans to change our use of the SmartVest® marks.

          In addition to the foregoing, we may be party to legal actions, proceedings, or claims in the ordinary course of business. Corresponding costs are accrued when it is more likely than not that we will incur a loss and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

          Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

          On January 1, 2011, we issued 12,000 shares of common stock to an employee pursuant to a warrant exercise for cash consideration of $24,000. The transaction did not involve an underwriter. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, based on the limited number of offerees and the identity of the offeree as an executive officer of the Company, and Section 3(a)(9) thereof and Rule 701 promulgated thereunder, because the sale was made pursuant to a written compensatory benefit contract, and the offer of the securities commenced prior to the time the Company became subject to Exchange Act reporting obligations.

Use of Proceeds

          We completed our IPO of shares of common stock, $0.01 par value during the fiscal quarter ended September 30, 2010. The effective date of the registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-166470), was August 12, 2010. A total of 1,700,000 shares of common stock were registered and sold in the IPO. In addition, we granted Feltl and Company, Inc. (“Feltl”), the underwriter of the IPO, warrants to purchase up to 170,000 additional shares of our common stock at a price of $4.80 per share and an over-allotment option to purchase 255,000 shares at $4.00 per share, less an underwriting discount of $0.30 per share. On September 28, 2010, Feltl exercised its overallotment option to acquire 200,000 additional shares of common stock. As a result of this exercise, Feltl also received warrants to purchase up to 20,000 additional shares of our common stock.

          The aggregate offering price of the securities sold in the IPO, including the shares sold to Feltl upon exercise of its overallotment option, was equal to $7,600,000. The aggregate underwriting discount for shares sold in the offering and pursuant to the overallotment option was equal to $570,000, none of which was or will be paid to our affiliates. We incurred approximately $1,084,000 of offering costs in connection with the IPO. We received net proceeds from the IPO of approximately $5,946,000. We have used $500,000 to reduce the amount of existing indebtedness under our credit facility with U.S. Bank, National Association. We have used and intend to use the remainder of the proceeds from the offering to add employees to our Reimbursement, Patient Services and Administrative Departments; add members to our sales force and further develop its focus on institutional sales; continue its research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

Item 5. Other Information

          On November 30, 2010, we entered into a First Amendment to Credit Agreement (the “Amendment”) with U.S. Bank, which amended our Credit Agreement dated December 9, 2009. The Amendment extends our revolving line of credit until November 30, 2011 and requires us to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

Item 6. Exhibits

          See attached exhibit index.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: February 11, 2011	/s/ Robert D. Hansen
Robert D. Hansen, Chief Executive Officer
(Principal Executive Officer)

/s/ Terry M. Belford
Terry M. Belford, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

3.1	Amendment No. 3, dated November 8, 2010, to Articles of Incorporation

10.1	First Amendment, dated November 30, 2010, to Credit Agreement dated December 9, 2009, between Electromed, Inc. and U.S. Bank, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002