Form 10-Q
period 2011-03-31
Electromed, Inc.
filed 2011-05-13
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

There were 8,099,885 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 12, 2011.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31 2011	June 30 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,952,032	$610,727
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,232,544	6,577,002
Inventories	1,664,965	1,470,775
Prepaid expenses and other current assets	324,519	269,193
Deferred income taxes	514,000	514,000
Total current assets	15,688,060	9,441,697
Property and equipment, net	2,770,695	2,688,941
Finite-life intangible assets, net	1,255,235	1,055,776
Deferred common stock offering costs	—	828,034
Other assets	191,895	128,789
Total assets	$19,905,885	$14,143,237

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving line of credit	$1,268,128	$1,768,128
Current maturities of long-term debt	435,793	397,886
Accounts payable	603,483	1,239,827
Accrued compensation	814,579	665,083
Warranty reserve	427,764	363,277
Other accrued liabilities	37,162	68,097
Total current liabilities	3,586,909	4,502,298
Long-term debt, less current maturities	1,693,431	2,033,325
Deferred income taxes	145,000	145,000
Total liabilities	5,425,340	6,680,623
Commitments and Contingencies (Note 8)

Stockholders’ Equity
Electromed, Inc. stockholders’ equity:
Common stock, $0.01 par value; authorized: 13,000,000 shares; issued and outstanding: 8,099,885 and 6,187,885 shares, respectively	80,999	61,879
Additional paid-in capital	12,765,802	6,685,362
Retained earnings	1,689,244	797,873
Common stock subscriptions receivable for shares outstanding of 35,000 and 48,500 respectively	(55,500)	(82,500)
Total stockholders’ equity	14,480,545	7,462,614
Total liabilities and stockholders’ equity	$19,905,885	$14,143,237

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Net revenues	$5,198,828	$4,228,577	$14,049,803	$10,679,711
Cost of revenues	1,495,509	1,245,884	3,872,565	2,999,149
Gross profit	3,703,319	2,982,693	10,177,238	7,680,562

Operating expenses
Selling, general and administrative	2,759,543	2,024,006	8,025,578	5,679,494
Research and development	272,270	194,421	689,360	445,463
Total operating expenses	3,031,813	2,218,427	8,714,938	6,124,957
Operating income	671,506	764,266	1,462,300	1,555,605
Interest expense, net of interest income of $2,822, $758, $8,810, and $4,976 respectively	38,077	58,138	150,929	205,677
Net income before income taxes	633,429	706,128	1,311,371	1,349,928

Income tax expense	(146,000)	(227,000)	(420,000)	(487,000)
Net income	487,429	479,128	891,371	862,928
Less: Net income attributable to non-controlling interest	—	(4,470)	—	(17,238)
Net income attributable to Electromed, Inc.	$487,429	$474,658	891,371	$845,690

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic and Diluted	$0.06	$0.08	$0.12	$0.14

Weighted-average Electromed, Inc. common shares outstanding:
Basic	8,099,752	6,079,522	7,722,075	6,072,256
Diluted	8,112,696	6,125,772	7,750,956	6,113,717

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net income	$891,371	$862,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	246,426	223,107
Amortization of finite-life intangible assets	83,848	34,323
Amortization of debt issuance costs	27,778	40,384
Share-based compensation expense	129,396	125,846
Deferred income taxes	—	(153,000)
Loss on disposal of property and equipment	15,758	3,728
Issuance of common stock for payment of services	—	22,500
Changes in operating assets and liabilities:
Accounts receivable	(2,655,542)	(553,884)
Inventories	(194,190)	(74,612)
Prepaid expenses and other assets	(149,566)	(67,072)
Accounts payable and accrued liabilities	329,215	629,158
Net cash provided by (used in) operating activities	(1,275,506)	1,093,366

Cash Flows From Investing Activities
Expenditures for property and equipment	(315,456)	(189,828)
Purchase of noncontrolling interest in Electromed Financial, LLC	—	(125,000)
Expenditures for finite-life intangible assets	(648,616)	(509,162)
Net cash used in investing activities	(964,072)	(823,990)

Cash Flows From Financing Activities
Net borrowings (payments) on revolving line of credit	(500,000)	1,268,128
Proceeds from long-term debt	—	2,520,000
Principal payments on long-term debt including capital lease obligations	(327,113)	(3,543,933)
Payments of deferred financing fees	(6,717)	(75,780)
Proceeds from warrant exercises	24,000	73,332
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,236,287	6,363,713	—
Expenditures for IPO costs	—	(328,768)
Repurchase of common stock	—	(18,418)
Proceeds from subscription notes receivable	27,000	9,000
Net cash provided by (used in) financing activities	5,580,883	(96,438)
Net increase in cash and cash equivalents	3,341,305	172,938
Cash and cash equivalents
Beginning of period	610,727	361,916
End of period	$3,952,032	$534,854

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Electromed Financial, LLC was established by the Company to assist in raising capital from outside investors. The Company owned 95 percent of Electromed Financial, LLC through March 2, 2010, at which time the Company acquired the remaining five percent of Electromed Financial, LLC from a director and executive officer of the Company for $125,000. Income related to the non-controlling interest in the subsidiary is reflected as non-controlling interest on the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. For the nine months ended March 31, 2011 common stock equivalents of 567,800, were excluded from the calculation of diluted earnings per share as their impact was antidilutive.

Reclassifications: Certain items in the fiscal 2010 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2011. The fiscal 2010 reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 2.	Inventories

The components of inventory were approximately as follows:

	March 31, 2011	June 30, 2010
Parts inventory	$961,000	$765,000
Work in process	232,000	56,000
Finished goods	502,000	680,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,665,000	$1,471,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $198,000 and $114,000 at March 31, 2011 and June 30, 2010, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
Balance, beginning	$1,056,000	$229,000
Additions	283,000	880,000
Amortization expense	(84,000)	(53,000)
Balance, ending	$1,255,000	$1,056,000

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

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
Beginning warranty reserve	$363,000	$292,000
Accrual for products sold	220,000	146,000
Expenditures and costs incurred for warranty claims	(155,000)	(75,000)
Ending warranty reserve	$428,000	$363,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the nine months ended March 31, 2011 and March 31, 2010 was 32.0% and 36.1% respectively.

Note 6.	Financing Arrangements

The Company renewed its $3,500,000 revolving line of credit on November 30, 2010. The line of credit expires on November 30, 2011, if not renewed. Advances are due at the expiration date and are secured by substantially all the Company assets. The amount available for borrowing is limited to 60 percent of eligible accounts receivable less the outstanding balance of the Company’s 4.28% term note due December 2012. Interest on advances accrues at LIBOR plus 2.75 percent (3.06% at March 31, 2011) and is payable monthly. As of March 31, 2011, there was approximately $1,268,000 outstanding on the line of credit and had unused availability of $2,232,000. The Company is required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

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

Litigation: Subsidiaries of Hill-Rom Holdings, Inc., (collectively, “Hill-Rom”) brought an action on August 21, 2009, against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest”. For the nine months ended March 31, 2011 and the year ended June 30, 2010, the Company incurred and capitalized costs of approximately $283,000 and $880,000 respectively in defending this trademark. On September 30, 2010, the companies reached a settlement to the lawsuit. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® marks.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 9.	Related Parties

The Company uses a related-party service provider, a director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s chief executive officer is also president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider. The Company has an agreement with the service provider which provides that the service provider will perform 80 hours per week of research and development work in exchange for a monthly fee, in the amount of $30,000. The agreement, which remains in effect for successive six-month terms until terminated by either party, was automatically renewed at December 31, 2010. For the nine months ended March 31, 2011 and 2010, expenses for these services totaled approximately $276,000 and $175,000 respectively, and such expenses are included in research and development expense in the income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our ability to receive reimbursement for our products; our ability to gain market share; impact of our business strategy on revenues and earnings, including the expected contributions of new members of our sales staff; expected expenditures for research and development; anticipated expenses related to our intellectual property; future innovations in our product offerings; and our beliefs regarding the sufficiency of working capital and our ability to renew or obtain financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

          You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to recruit, train and retain an effective sales force, reimbursement staff, and patient services staff; our ability to protect our intellectual property; the effect of litigation, including legal expenses, that may arise with respect to our intellectual property in the ordinary course of business or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; and general economic and business conditions.

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

Critical Accounting Policies and Estimates

          Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The critical accounting policies used in the preparation of the financial statements as of March 31, 2011 have remained unchanged from June 30, 2010.

          Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence and warranty liability.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
Total Revenue	$5,199	$4,229	$970	22.9%

Home Care Revenue	$4,689	$3,726	$963	25.8%

International Revenue	$143	$267	$(124)	(46.4)%

Government/Institutional Revenue	$367	$236	$131	55.5%

          Home Care Revenue. Home care revenue was approximately $4,689,000 for the three months ended March 31, 2011, representing an increase of approximately $963,000, or 25.8%, compared to the same period in 2010. This resulted from a 24.1% increase in referrals, from 576 in the three months ended March 31, 2010, to 715 in the same period in the current year. The increase in revenues and the increase in referrals reflect an increase in the existing sales staff from 15 full time equivalents (FTE’s) in the three months ended March 31, 2010, to 23 in the same period in the current year. A larger sales force has allowed us to expand our presence into new territories and to increase our penetration in territories in which we have previously sold the SmartVest System.

          International Revenue. International revenue was approximately $143,000 for the three months ended March 31, 2011, representing a decrease of approximately $124,000, or 46.4%, compared to the same period in 2010. This resulted primarily from a decrease in sales to Europe from approximately $151,000 in the three months ended March 31, 2010 to approximately $70,000 in the comparable period in 2011, and a decrease in sales in Asia from approximately $101,000 in the three months ended March 31, 2010 to approximately $68,000 in the comparable period in 2011. Sales to other regions decreased by approximately $10,000 during this period from 2010 to 2011.

          Government/Institutional Revenue. Government/institutional revenue was approximately $367,000 for the three months ended March 31, 2011, representing an increase of approximately $131,000, or 55.5%, compared to approximately $236,000 during the same period in 2010. Government revenues rose to approximately $90,000 in the third quarter of 2011 compared to approximately $65,000 during the same period the prior year. Sales to distributors, group purchasing organization (“GPO”) members, and other institutions rose to approximately $277,000 in the third quarter of 2011 compared to approximately $171,000 during the same period the prior year as the efforts of our larger sales force continued to produce higher sales.

          Gross Profit

          Gross profit increased to approximately $3,703,000, or 71.2% of net revenues, for the three months ended March 31, 2011, from approximately $2,983,000, or 70.5% of net revenues in the same period in 2010. The increase in gross profit dollars resulted primarily from an increase in sales volume.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2,759,000 for the three months ended March 31, 2011, representing an increase of approximately $735,000, or 36.3%, compared to selling, general and administrative expenses of approximately $2,024,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,376,000 for the three months ended March 31, 2011, representing an increase of approximately $351,000, or 34.2%, compared to approximately $1,025,000 in the same period the prior year. This increase primarily resulted from a 46.2% increase in total employees from an average of 39 SG&A FTE employees in 2010 compared to an average of 57 SG&A FTE employees in 2011.

          Health insurance costs for full-time employees were approximately $92,000 for the three months ended March 31, 2011, representing a decrease of approximately $38,000, or 29.3%, from approximately $130,000 in 2010. This decrease resulted primarily from management adjusting the employee participation amount of the health insurance cost. Travel, meals and entertainment, and trade show expenses were approximately $404,000 in the three months ended March 31, 2011, representing an increase of approximately $167,000, or 70.5%, compared to approximately $237,000 the same period in the prior year. This increase is primarily due to the 53.3% increase in the size of the sales force and the overall number of trade shows in which Electromed participated.

          Advertising and marketing expenses for the three months ended March 31, 2011 were approximately $219,000, an increase of approximately $74,000, or 51.0% compared to approximately $145,000 in the same period the prior year. These increased expenditures related to providing marketing support to a larger sales team.

          Patient training expenses for the three months ended March 31, 2011 were approximately $125,000, an increase of approximately $27,000, or 27.6% compared to approximately $98,000 in the same period the prior year. These increases reflected the increased volume of home care patient referrals for the three months ended March 31, 2011 compared to the same period the prior year.

          Professional fees for the three months ended March 31, 2011 were approximately $170,000, an increase of approximately $120,000 compared to approximately $50,000 in the same period the prior year. This was primarily the result of services related to greater reporting requirements, expenses related to security and backup, consulting expenses, and expenses for printing and shareowner services related to the transition to a public company.

          Research and development expenses. Research and development expenses were approximately $272,000 for the three months ended March 31, 2011, representing an increase of approximately $78,000, or 40.2%, compared to approximately $194,000 in the same period the prior year. The increase is related to efforts directed toward system design and performance and possible product additions to the SmartVest® line. Research and development costs for the three months ended March 31, 2011 were 5.2% of revenue, compared to 4.6% of revenue in the same period the prior year. Management plans for research and development expenses to be approximately 5% or greater of revenue in the future.

          Interest expense

          Interest expense was approximately $41,000 for the three months ended March 31, 2011 representing a decrease of approximately $18,000, or 30.5%, compared to approximately $59,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and a decrease in the amount of loan charges amortized relating to our outstanding credit agreements.

          Income tax expense

          Income tax expense is estimated at approximately $146,000 for the three months ended March 31, 2011 compared to $227,000 in the same period the prior year. The effective tax rates for the three months ended March 31, 2011 and March 31, 2010 were 23.0% and 32.1% respectively. The lower effective tax rate for the three months ended March 31, 2011 was due to discrete items recorded in the third quarter related to higher than originally estimated tax credits and differences from the filing of the 2010 income tax return over the amount originally estimated.

          Net income

          Net income for the three months ended March 31, 2011 was approximately $487,000, or 9.4% of revenues at the time of the writing of this report, compared to approximately $475,000, or 11.2% of revenues, for the same period the prior year. The decrease in net income as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level. Management continues to believe the increases in sales force, support and production personnel coupled with an aggressive expansion of marketing and research and development efforts is providing the foundation for a successful increase in market share.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

          Revenues

          Revenue results for the nine month periods are summarized in the table below (dollar amounts in thousands).

	Nine Months Ended March 31,
	2011	2010	Increase (Decrease)
Total Revenue	$14,050	$10,680	$3,370	31.6%

Home Care Revenue	$12,738	$9,708	$3,030	31.2%

International Revenue	$501	$542	$(41)	(7.6)%

Government/Institutional Revenue	$811	$430	$381	88.6%

          Home Care Revenue. Home care revenue was approximately $12,738,000 for the nine months ended March 31, 2011, representing an increase of approximately $3,030,000, or 31.2%, compared to approximately $9,708,000 for the same period in 2010. This resulted from a 28% increase in referrals, advancing from 1,541 in the nine months ended March 31, 2010 to 1,972 in the same period in 2011. The increase in revenues and the increase in referrals resulted primarily from a 50% increase in our existing sales staff, from 14 FTE’s in the nine months ended March 31, 2010, to 21 FTE’s in the comparable period in 2010. Although the percentage increase in sales has not equaled the increase in our sales force, management believes the new members of our sales staff will contribute more as their experience and customer contacts grow.

          International Revenue. International revenue was approximately $501,000 for the nine months ended March 31, 2011, representing a decrease of approximately $41,000, or 7.6%, compared to approximately $542,000 the same period the prior year. This resulted from a decrease in sales to Europe from approximately $345,000 in the nine months ended March 31, 2010 to approximately $252,000 in the comparable period in 2011, and an increase in sales in Asia from approximately $125,000 in the nine months ended March 31, 2010 to approximately $197,000 in the comparable period in 2011. Sales to other regions decreased from approximately $72,000 in the nine months ended March 31, 2010, to approximately $52,000 in the comparable period in 2011.

          Government/Institutional Revenue. Government/institutional revenue was approximately $811,000 for the nine months ended March 31, 2011, representing an increase of approximately $381,000, or 88.6%, compared to approximately $430,000 the same period in 2010. Government revenues rose to approximately $187,000 in the nine months ended March 31, 2011, compared to approximately $100,000 during the same period the prior year, and sales to distributors, GPO members, and other institutions rose to approximately $624,000 in the third quarter of 2011 compared to approximately $330,000 during the same period the prior year as the efforts of our larger sales force continued to produce higher sales.

          Gross Profit

          Gross profit increased to $10,177,000, or 72.4% of net revenues, for the nine months ended March 31, 2011, from approximately $7,681,000 million, or 71.9% of net revenues in the same period in 2010. The increase in gross profit dollars resulted primarily from the increase in sales volume.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $8,026,000 for the nine months ended March 31, 2011, representing an increase of approximately $2,347,000, or 41.3%, compared to selling, general and administrative expenses of approximately $5,679,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $3,727,000 for the nine months ended March 31, 2011, representing an increase of approximately $1,050,000, or 39.2%, compared to payroll and compensation-related expenses of approximately $2,677,000 in the same period the prior year. This increase primarily resulted from a 47.2% increase in employees from an average of 36 FTE SG&A employees for the nine months ended March 31, 2010 compared to an average of 53 FTE SG&A employees for the same period the current year.

          Health insurance costs for full-time employees were approximately $422,000 for the nine months ended March 31, 2011, representing an increase of approximately $77,000, or 22.3%, from approximately $345,000 in 2010. This increase resulted primarily from an increase in the number of participants in the health insurance plan as the number of qualifying employees increased offset by management adjusting the employee participation amount of the health insurance cost in the third quarter. Travel, trade show, and meals and entertainment expenses were approximately $1,189,000 in the nine months ended March 31, 2011, representing an increase of approximately $413,000, or 53.2%, compared to approximately $776,000 the same period in the prior year. This increase was primarily due to the 50% increase in the size of the sales force along with increased travel costs from management in connection with training new staff.

          Advertising and marketing expenses for the nine months ended March 31, 2011 were approximately $705,000, an increase of approximately $314,000, or 80.3% compared to approximately $391,000 in the same period the prior year. These increased expenditures related to providing greater marketing support to a larger sales team. Patient training expenses for the nine months ended March 31, 2011 were approximately $343,000, an increase of approximately $88,000, or 34.5% compared to approximately $255,000 in the same period the prior year. These increases reflected the increased volume of home care patient referrals for the nine months ended March 31, 2011 compared to the same period the prior year.

          Research and development expenses. Research and development expenses were approximately $689,000 for the nine months ended March 31, 2011, representing an increase of approximately $244,000, or 54.8%, compared to approximately $445,000 in the same period the prior year. The increase is related to various research projects related to system design and performance, enhancements to therapy garments and possible product additions to the SmartVest line. Research and development costs for the nine months ended March 31, 2011 were 4.9% of revenue, compared to 4.2% of revenue for the same period the prior year. Management plans for research and development expense to be approximately 5% or greater of revenue in the future.

          Interest expense

          Interest expense was approximately $160,000 for the nine months ended March 31, 2011 representing a decrease of approximately $51,000, or 24.2%, compared to approximately $211,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans, lower average interest rates on outstanding debt, and a decrease in the amount of loan charges amortized relating to our outstanding credit agreements.

          Income tax expense

          Income tax expense was estimated at approximately $420,000 for the nine months ended March 31, 2011, compared to $487,000 in the same period the prior year. The effective tax rates for the nine months ended March 31, 2011 and March 31, 2010 were 32.0% and 36.1% respectively. The lower effective tax rate for the nine months ended March 31, 2011 was due to discrete items recorded in the third quarter related to higher than originally estimated tax credits and differences from the filing of the 2010 income tax return over the amount originally estimated.

          Net income

          Net income for the nine months ended March 31, 2011, was approximately $891,000, or 6.3% of revenues, compared to approximately $846,000, or 7.9% of revenues, for the same period the prior year. The decrease in net income as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level. Management continues to believe the increases in sales force, support and production personnel coupled with an aggressive expansion of marketing and research and development efforts is providing the foundation for a successful increase in market share.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the nine months ended March 31, 2011, net cash used by operating activities was approximately $1,276,000. Cash flows used by operations consisted of approximately $891,000 in net income, adjusted for non-cash expenses of approximately $504,000, offset by increases in accounts receivable, inventory, and prepaid expenses of $2,656,000, $194,000, and $150,000 respectively. In addition, trade payables and other accrued liabilities increased approximately $329,000.

          For the nine months ended March 31, 2010, net cash provided by operating activities was approximately $1,093,000. Cash flows provided by operations were primarily a result of net income adjusted for non-cash expenses of approximately $1,160,000, offset by increases in accounts receivable, inventories and prepaid expenses of approximately $554,000, $75,000 and $67,000 respectively. In addition, trade payables and other accrued liabilities increased by approximately $629,000.

          Management believes that the net cash used by operating activities during the nine months ended March 31, 2011 was attributable, in part, to the significant investment in sales and marketing designed to increase sales, combined with the normal lag in collecting accounts receivable from third-party payors, as demonstrated by the increase in accounts receivable of approximately $2,656,000 for the nine months ended March 31, 2011, as compared to approximately $554,000 for the nine months ended March 31, 2010.

          Cash Flows from Investing Activities

          For the nine months ended March 31, 2011 cash used in investing activities was approximately $964,000. During this period the Company paid approximately $649,000 in costs related to defending the SmartVest® trademark and approximately $315,000 for purchases of property and equipment.

          For the nine months ended March 31, 2010, cash used for investing activities was approximately $824,000. During this period the Company paid approximately $509,000 in costs related to defending the SmartVest® trademark, $125,000 for the purchase of the non-controlling interest in Electromed Financial, LLC, and approximately $190,000 for the purchase of equipment.

          Cash Flows from Financing Activities

          For the nine months ended March 31, 2011, cash provided by financing activities was approximately $5,581,000, consisting of approximately $6,388,000 net proceeds during the nine month period from the issuance of common stock in our initial public offering (IPO) and $27,000 in proceeds from subscription notes receivable. This was offset by net payments on a revolving credit line of $500,000, principal payments on long-term debt of approximately $327,000 and payment of deferred financing fees of approximately $7,000.

          For the nine months ended March 31, 2010, cash used by financing activities was approximately $96,000, consisting of approximately $1,268,000 net borrowings on a revolving line of credit along with proceeds from long-term debt of approximately $2,520,000 and approximately $82,000 from the sale of common stock and receipts on subscription notes receivable, offset by payments on long-term debt of approximately $3,544,000, expenditures for IPO costs of approximately $329,000, payment of deferred financing fees of approximately $76,000, and payment of non-controlling interest distributions of approximately $18,000 in Electromed Financial, LLC.

Adequacy of Capital Resources

          We believe, based on our current operational performance, our available borrowings under our existing credit facility and available cash from the successful completion of our IPO are sufficient to meet our liquidity needs for, at a minimum, the next twelve months. We may need to incur additional indebtedness if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

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

          For the first nine months of fiscal 2011 and 2010, respectively, we spent approximately $315,000 and $190,000 on property and equipment. We currently expect to finance equipment purchases with borrowings under the credit facility and with available cash. In addition, we have incurred and capitalized approximately a total of $1,163,000 of legal defense costs associated with a trademark lawsuit, which was settled pursuant to a confidential settlement agreement on September 30, 2010. Accordingly, we anticipate future costs associated with intellectual property to be at significantly lower levels.

          We currently have a credit facility with U.S. Bank, National Association (“U.S. Bank”) that provides for a $3,500,000 revolving line of credit and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). Interest on the operating line of credit accrues at LIBOR plus 2.75% (3.06% at March 31, 2011) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit is scheduled to expire on November 30, 2011, if not renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of March 31, 2011, we had approximately $1,268,000 outstanding on the operating line of credit and approximately $2,034,000 outstanding on the term loan debt for a total outstanding under the U.S. Bank credit facility of $3,302,000. As of March 31, 2011, we had net unused availability of $2,232,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          The agreement governing the credit facility contains certain covenants that restrict our ability to, among other things, pay cash dividends, incur indebtedness or liens, change Chief Executive Officer or Chief Financial Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and cash flow coverage ratios. Our obligations under the U.S. Bank credit facility are secured by substantially all of our assets and are guaranteed by our wholly owned subsidiary, Electromed Financial, LLC.

          On August 13, 2010, we completed the sale of 1,700,000 shares of common stock, par value $0.01 per share, in an IPO, at an offering price of $4.00 per share. On September 28, 2010, Felt and Company, Inc., the underwriter of the IPO, acquired 200,000 shares of our common stock at a price of $4.00 per share, pursuant to exercise of its over-allotment option. Gross proceeds from the issuance of common stock in connection with the IPO, including the overallotment option, were approximately $7,600,000. After deducting the payment of underwriters’ discounts and commissions and offering expenses, our net proceeds from the sale of shares in the IPO, including the overallotment option, were approximately $5,946,000.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the first nine months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As previously disclosed in Part II, Item I of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, we reached a definitive settlement agreement on September 30, 2010, with respect to our litigation with Hill-Rom Services, Inc., ARI, Hill-Rom Company, Inc., and Hill-Rom Services Pte. Ltd. (collectively, “Hill-Rom”). The terms of the settlement are confidential. We have no plans to change our use of the SmartVest® marks.

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

          The aggregate offering price of the securities sold in the IPO, including the shares sold to Feltl upon exercise of its overallotment option, was equal to $7,600,000. The aggregate underwriting discount for shares sold in the offering and pursuant to the overallotment option was equal to $570,000, none of which was or will be paid to our affiliates. We incurred approximately $1,084,000 of offering costs in connection with the IPO. We received net proceeds from the IPO of approximately $5,946,000. We have used $500,000 to reduce the amount of existing indebtedness under our credit facility with U.S. Bank, National Association. We have used and intend to use the remainder of the proceeds from the offering, if necessary, to add employees to our Reimbursement, Patient Services and Administrative Departments; add members to our sales force and further develop its focus on institutional sales; continue its research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

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

ELECTROMED, INC.

Date: May 13, 2011	/s/ Robert D. Hansen
Robert D. Hansen, Chief Executive Officer
(Principal Executive Officer)

/s/ Terry M. Belford
Terry M. Belford, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1	Summary of Director Compensation, as of February 11, 2011

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002