Form 10-K
period 2011-06-30
Electromed, Inc.
filed 2011-09-14
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No.: 001-34839

Electromed, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 Sixth Avenue NW, New Prague, MN 56071
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
    Yes   ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2010 was approximately $18,460,401 based upon the closing price of the Registrant’s Common Stock on such date.

There were 8,101,085 shares of the registrant’s common stock outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2012 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2011, are incorporated by reference into Part III of this Form 10-K.

Electromed, Inc.
Index to Annual Report on Form 10-K

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

          Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report relate to the following: our business strategy, including our intended level of investment in research and development and marketing activities and our expectations with respect to earnings and sales growth, industry relationships, marketing strategies and international sales; our business strengths and competitive advantages; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; the expected impact of applicable regulations on our business; our belief that our current facilities are adequate to support our growth plans; our intended use of proceeds from our initial public offering; our intent to enter into a separation agreement and release with our Chief Financial Officer; our expectations with respect to ongoing compliance with the terms of our credit facility; our intent to renew our line of credit; and our anticipated revenues, expenses, and capital requirements. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS;” “Item 2. “PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

          You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to:

•	the competitive nature of our market;

•	the risks associated with expansion into international markets;

•	changes to Medicare, Medicaid, or private insurance reimbursement policies;

•	changes to health care laws;

•	changes affecting the medical device industry;

•	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

•	our ability to protect and expand our intellectual property portfolio; and

•	general economic and business conditions.

PART I

Item 1. Business.

Overview

          Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) was founded by Mr. Robert D. Hansen and Mr. Craig N. Hansen and incorporated in Minnesota in 1992. In August 2010, we completed an initial public offering (“IPO”) of 1,700,000 shares of our common stock. In September 2010, the underwriter in the IPO acquired an additional 200,000 shares pursuant to the exercise of a portion of its over-allotment option. Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “ELMD.”

          We manufacture, market and sell products that provide airway clearance therapy, including the Electromed SmartVest® Airway Clearance System (“Electromed SmartVest System”) and related products, to patients with compromised pulmonary function. The Electromed SmartVest System generates High Frequency Chest Wall Oscillation (“HFCWO”), also known as High Frequency Chest Compression, a technique for airway clearance therapy. HFCWO facilitates airway clearance by loosening and mobilizing respiratory secretions in a patient’s lungs. A vest is worn over the torso that repeatedly compresses and releases the chest at frequencies from 5 to 20 cycles per second. Each compression (or oscillation) produces pulsations within the lungs that shear secretions from the surfaces of the airways and propels them toward the mouth where they can be removed by normal coughing. Unlike traditional chest physio-therapy, which must be performed on the patient while he or she is placed in a series of often uncomfortable positions, HFCWO can be performed with the patient sitting upright.

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

          The Electromed SmartVest System is a portable, programmable, and multi-positional airway clearance machine that generates HFCWO and has been approved by the Food and Drug Administration (“FDA”) to treat the condition of excess lung secretions. Consequently, it may be prescribed to patients suffering from cystic fibrosis, chronic obstructive pulmonary disease, muscular dystrophy, post-surgical airway complications and a variety of other diseases and conditions associated with impaired lung and airway capacity. By clearing airways, patients are able to rid their lungs of retained secretions and are therefore less likely to develop lung infections such as pneumonia.

          The Electromed SmartVest System features a programmable electro-mechanical pulse generator and a pneumatic therapy garment, which together provide safe, comfortable, and effective airway clearance therapy. We believe that the lightweight, portable design allows patients greater freedom to travel and enjoy activities of daily living, resulting in enhanced quality of life for patients using the Electromed SmartVest System. A broad range of vest sizes for children and adults allow for tailored fit and function. User-friendly controls allow children to administer their own daily therapy under adult supervision. Our goal has been to make the HFCWO airway clearance treatments as comfortable and convenient as possible so our patients can more easily tolerate their regimen and be able to perform their treatments as readily as possible.

          In order to maintain and expand our position in the market for airway clearance therapy products, we have assembled an experienced team of employees with expertise in health care, product development, manufacturing, marketing, sales, and financial management. For example, approximately 28% of our employees are respiratory therapists. In addition, we engage over 300 respiratory therapists and health professionals on a non-exclusive independent contractor basis to educate and train customers on the Electromed SmartVest System. Our team also includes several consultants who advise us on quality assurance, product development, and financing, and who keep us apprised of industry developments and opportunities in Europe.

Personnel

          Our management team has significant business experience and has developed industry relationships, resulting from memberships in various respiratory care professional groups and attendance, sponsorship and participation in numerous medical conferences in the U.S., Europe, and Asia. In June 2011, we appointed Dr. James J. Cassidy to the newly-created position of Chief Operating Officer. Dr. Cassidy has extensive international management experience in the medical device industry.

          In addition to relationships developed at the management level, our staff and contractors, who often play a key role in the education of current and potential customers, have developed trusted relationships across the U.S. with physicians and other caregivers over the course of their careers. Approximately 28% of our full-time employees, including our entire Patient Services Department and approximately half of our sales representatives, are respiratory therapists. Many of these individuals have extensive experience in the field of respiratory care, and their relationships and experience are of great worth to us. These individuals maintain a dialogue with clinics, patients, patient families, and respiratory therapist trainers to ensure that our products are being properly operated and are performing effectively. Additionally, our sales representatives participate in various events, such as “family days” held by the Cystic Fibrosis Foundation for cystic fibrosis patients, at which they have an opportunity to demonstrate the effectiveness of the Electromed SmartVest System and further develop relationships with patients, patient families, physicians and hospitals.

          In order to ensure the efficient production of high-quality products, we employ experienced personnel in our Engineering and Manufacturing Departments and work with an established network of vendors who permit us to integrate all assembly and quality assurance on a single campus.

Our Products

          Our products are primarily used in the home health care market. We also sell our products for use in hospitals, which we refer to as “institutional sales.” Accordingly, our points of contact are home health care use, hospitals, clinics, and pulmonary rehabilitation centers, both domestically and internationally. The Electromed SmartVest System is a doctor-prescribed therapy and, depending on the circumstances of the patient, its cost to an individual is generally reimbursable by Medicare, Medicaid, private insurance, or a combination of the three. We have received clearance from the FDA to market our products.

The Electromed SmartVest System

          The Electromed SmartVest System consists of a pneumatic therapy garment, an electronic pulse generator for creating and controlling force pulses, and a single hose which extends the force pulses from the generator to the pneumatic vest. The Electromed SmartVest System is a portable airway clearance therapy system that gives the patient direct control over the most difficult and time-consuming aspects of respiratory therapy, and provides caregivers an easier and more reproducible means of administering therapy to disabled or bedridden patients. The Electromed SmartVest System also has other appealing practical features, including improved ease of use and a non-clinical appearance. We believe these attributes particularly appeal to children, teenagers and young adults who represent the majority of the cystic fibrosis patient population. Our system allows the patient to be relatively mobile while therapy is being given, unlike manual chest physical therapy in which the patient must remain in a fixed position.

          The Electromed SmartVest System therapy garment offers the following features:

•

Design: We have pioneered a vest design that provides consistent and controlled pulse pressure that is distributed throughout the vest and treats the entire front and back thoracic (chest) cavity. The Electromed vest is low profile, featuring a soft, breathable fabric. Some competitive models have reduced weight and size of their vests by reducing coverage area of the chest and applying pressure to the chest only. We do not endorse or employ a partial coverage vest, and all of our products offer 360-degree coverage. Our vest uses a flow-through system design, which improves patient comfort by providing a continuous accommodation grid of air release holes in the vest air bladder, allowing air releases to automatically adjust. This can prevent lags in pulse pressure accommodation as compared to a closed-loop system, in which electronic signal generators must continuously send changes in air fill instruction to the air pump. We believe heightened patient comfort is realized because of our flow-through design.

•

Size and Ease of Use: The Electromed SmartVest System is available in eight sizes to accommodate children and adults. The simple design of the Velcro and overlap closure system creates a broad size adjustment range to insure a properly tailored fit. It also makes the Electromed vest easier to clean and disinfect than some competitors’ products, which often use straps and buckles. The patented design includes a removable bladder, permitting the therapy garment to be easily washed and dried. This feature also helps improve infection control efforts.

•	Material: An attractive washable nylon shell with quick fit Velcro provides an appealing non-clinical look and feel, which we believe enhances self-esteem and patient compliance.

•	Modular Assembly: The Electromed vest’s modular assembly allows the custom modification of the manifold to enhance pulsation and avoid local areas of sensitivity such as incisions and catheters.

          The Electromed SmartVest System’s electronic pulse generator features the following important aspects:

•

Portable Design: The pulse generator for the Electromed SmartVest System is streamlined and fits into a roller bag for easy transport. Our product’s vest and hose are carried in a small companion bag. The unit is relatively lightweight and can be readily carried or rolled by an individual. The system complies with airline carry-on size limits and can be carried onto an airplane or stowed in the trunk of a car, allowing patients greater freedom to travel.

•

Single-Hose System: When the Electromed SmartVest System is in use, a single hose delivers the pulsation to the vest, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. In addition to facilitating patient comfort, the single-hose system provides effective treatment by simplifying delivery of the air pulse energy to the lungs. The pulse is delivered evenly from the base of the SmartVest therapy garment, extending the force pulses upward and inward in strong but smooth cycles of 360-degree latitudes, which delivers simultaneous treatment to the patient’s chest and back and all lobes of the lungs.

•

Programmable Pulse Generation: The Electromed SmartVest System uses a pulse generator with an internal programmable memory feature to generate a pneumatic pulse electronically. The pulse frequency can be adjusted from 5 to 20 cycles per second, which accommodates the required therapeutic range. The range can be preset with programmable controls, in order to assure patient safety and specific treatment requirements. For example, the unit can be programmed to deliver a varying pulse frequency during the course of a treatment session without requiring manually directed changes. We believe this feature adds convenience and enhances patient compliance with treatment protocol choices.

•	Power Supply: The Electromed SmartVest System also includes a power supply suitable for use in international markets, such that voltage and amperage are accommodated automatically.

Other Products

          We market the Electromed Single Patient Use Vest™ (“SPUV”) and Electromed SmartVest Wrap® to health care providers, particularly those working in intensive care units. Hospitals issue the SPUV or Electromed SmartVest Wrap to one patient for the duration of his or her stay. Both products facilitate continuity of care because they introduce the patient to our product line and may encourage use of the Electromed SmartVest System for home care, which can be provided to the chronic condition patient upon discharge. Both products provide full coverage pulsation. The SPUV is a full-sized vest that is often used for patients undergoing institutional treatment who are already accustomed to using an Electromed SmartVest System. The SPUV is intended for short-term, in-patient use and allows the patient to avoid contaminating his or her home-use vest while continuing treatment in a hospital or other facility.

          The Electromed SmartVest Wrap, which we introduced in 2007, is lightweight, convenient, and well-suited for patients recovering from surgery and short-term illnesses. We believe that the design of the Electromed SmartVest Wrap, which lacks a vest outer shell, makes it easy for the health care professional to operate because it does not need to go over the patient’s head, minimizing the need to move post-surgical patients and avoiding interference with other apparatuses the patient may be using. In addition, the wrap is reversible, which allows the air pulse generator to be aligned on either side of a hospital bed. We believe that our ability to provide a relatively more comfortable therapy alternative to patients results in a higher likelihood of patient cooperation and consistent use.

          We have designed and patented a mobile pedestal, which we manufacture and provide with sales of our institutional models of the Electromed SmartVest System. The mobile pedestal allows for easy transport within the medical facility. This unit includes a pneumatic feature, permitting ease of movement in raising and lowering the vertical position of the generator.

Our Markets

          We market our HFCWO products to a broad patient population. For patients with a chronic pulmonary condition, many hours per day may be dedicated to a variety of treatments. The Electromed SmartVest System provides effective airway clearance therapy in a comfortable and portable design which allows patients greater independence and speed of treatment. Building from a foundation of product quality, as well as our dedication to customer service, our goal is to be a consistent innovator in providing airway clearance therapy to patients with compromised pulmonary function.

          Because sale of the Electromed SmartVest System is by physician’s prescription only, we market to health care professionals, such as doctors, nurses, respiratory therapists, and clinic coordinators. However, with respect to both our in-home and institutional products, the health care professionals’ decisions may be based on preferences expressed by patients. Therefore, we believe that it is also important to market our products to patients and caregivers. In addition, because the availability of reimbursement is an important consideration for health care professionals and patients, we must also prove the effectiveness of our product to public and private insurance providers.

          The Electromed SmartVest System is currently prescribed to patients who suffer from cystic fibrosis (“CF”), chronic obstructive pulmonary disease (“COPD”), bronchiectasis, neuro-muscular disorders or post-surgical complications and patients who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. When we entered the market in 2000, we focused on providing our product to CF patients because we felt those individuals could greatly benefit from treatment from our HFCWO system and it was the indication most likely to qualify for reimbursement at that time. Over time, we have expanded our focus to include post-surgical and intensive care patients at risk of developing pneumonia, patients with end-stage neuromuscular disease, and ventilator-dependent patients.

          The essential requirements that make a patient a candidate for airway clearance therapy are compromised respiratory function with a need to:

•	secure airway clearance therapy on a cost-effective long-term basis, confidently and with relative ease;

•	maintain and/or improve pulmonary status;

•	mobilize secretions several times per day; and

•	carry out activities of daily living.

          The Electromed SmartVest System is designed to meet the individual patient’s needs by providing a therapy that is efficient, is easy to administer, and can be performed independently. Electromed’s established marketing and product support services provide education, training, and follow-up with the patient population to insure the product is integrated into their daily treatment regimen. We believe advantages of the Electromed SmartVest System to the independent patient include:

•	usually can be reimbursed by private insurance, by federal or state government programs or combinations of the foregoing;

•	consistent treatments at home;

•	independence from a dedicated caregiver;

•	portability;

•	improved comfort during therapy; and

•	improved self-image.

Marketing, Sales and Distribution

          During our 2011 fiscal year, we worked to expand and reposition our domestic sales force. We believe these efforts contributed to our revenue growth in fiscal 2011. We expect to achieve future earnings and sales growth through focusing on continuing educational opportunities and industry relationships, building distributor relationships in Europe and Asia, and maintaining leadership in product innovation.

          We participate in medical conferences and maintain industry contacts in order to increase the visibility of our products and acceptance by physicians and health care professionals, as well as patients. In addition , we have a designated marketing department and place advertisements in leading medical magazines and journals in the U.S. and Europe. We also believe that the Internet has provided us with a marketing benefit in recent years, as several overseas distributors have contacted us after visiting our website.

North American Marketing

          Approximately half of our domestic sales representatives are respiratory therapists. Each sales representative, or Clinical Area Manager (“CAM”), is responsible for introducing our products, principally the Electromed SmartVest System, to clinics and hospitals within a specific geographical area, and are also able to provide training and continued support to customers. As of June 30, 2011, we had 28 total sales representatives, including a national sales manager, 3 regional sales managers, and 24 CAM’s. Collectively, our sales force covers the entire United States and portions of Canada, which we have divided into West, Midwest, and East regions. Each clinical area manager is assigned to a particular territory within one of the three regions. We have also developed a network of over 300 respiratory therapists and health care professionals to assist with training patients across the U.S. on a non-exclusive independent contractor basis. We believe that the professional knowledge of the CAM’s and trainers demonstrates our commitment to customer service and facilitates sales.

International Marketing

          In fiscal 2011, our international sales comprised approximately 3.2% of net revenue. Internationally, we have made sales in fifteen different countries. In addition to sales made in Canada, the principal countries in which we have made sales internationally, and the countries in which our principal distributors are located, are Italy, Japan and Taiwan. We are actively identifying distributors and other international sales opportunities.

          Our historical practice and continued intent includes developing long-term relationships with distributors who have knowledge and experience in serving respiratory physicians and patients in the host country. Units are sold at a consistent price with payment made directly from the distributor, rather than allowing payments consistent with reimbursement procedures as is the case for domestic sales. For all international sales, our Quality Assurance Department and Chief Financial Officer monitor pricing, payments and conforming regulatory practice. Our Chief Executive Officer and Marketing Director oversee the growth and performance of international sales.

Competition

          HFCWO was first developed for CF patients at the University of Minnesota. The purpose of HFCWO is to provide more effective mucus clearance in a form that could be performed independently of a caregiver. The original technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc., a publicly traded company) which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of this technology. All of ARI’s products use a two-hose, closed-loop system, in contrast to the single-hose, flow-through system that we designed, which we believe provides greater ease of use and patient comfort. In 2005, Respiratory Technologies, Inc., a privately held company doing business as RespirTech, received FDA clearance to market their inCourage system (the “inCourage System”), which includes a HFWCO vest. Like the Electromed SmartVest System, ARI’s The Vest and RespirTech’s inCourage System are cleared for market by the FDA.

          From a clinical performance perspective, all HFCWO products meet a common standard of “substantial equivalence.” As a result, features and benefits such as number of hoses required to deliver the therapy (one hose versus two hoses), construction quality, appearance of the generator, reputation for patient services, and sales effectiveness of field personnel have become key variables. We believe that the product features of the Electromed SmartVest System enable us to compete effectively, particularly when health care professionals, patients, and caregivers are provided with demonstrations of product choices prior to committing to a specific product. We often provide demonstration units to encourage such comparisons. Unlike our competitors’ products, the Electromed SmartVest System has a single-hose, flow-through system design and an adjustable vest made from soft, breathable and washable fabric. We use Velcro in our patented vest to provide a tailored fit, as opposed to an inflatable fit model. In addition to product features, our focus on providing exemplary customer training and service, along with our commitment to engage and retain highly motivated employees and contractors, many of whom are medical professionals, provides a valuable competitive advantage.

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

          Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We believe our primary competitive advantage over alternative treatments is patient comfort, ease of use, and the effectiveness of HFCWO treatment as compared to CPT and other alternative treatments. Because HFCWO is not “technique dependent,” as compared to most other pulmonary therapy products, therapy begins automatically once power is provided and remains consistent and controlled for the duration of the session. We strive to make the Electromed SmartVest System an increasingly attractive and comfortable form of HFCWO therapy. We believe that HFCWO therapy generally, and the Electromed SmartVest System in particular, produces less interference with daily activities, which increases the likelihood of regular use. We believe these advantages encourage physicians to prescribe and patients to request the Electromed SmartVest System for pulmonary therapy. Reimbursement for the diverse patient populations for each of these pulmonary therapies varies greatly because a patient’s medical care costs are typically addressed by a combination of private insurance and government benefit schedules, as well as state health care policies and programs.

Research and Development

          In addition to the 21 U.S. patents and 7 foreign patents that we currently hold, we have a number of pending patent applications domestically and internationally.

          As of June 30, 2011, our research and development staff consisted of three full-time employee engineers. We also receive engineering support from several consultants, including Mr. Craig N. Hansen, pursuant to an agreement with Hansen Engine Corporation. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Our team, the majority of whom have experience in respiratory therapy and medical device development, has a demonstrated record of developing new products which receive the appropriate product approvals and regulatory clearances, with our products having been approved or cleared in the U.S., Canada, and the member countries of the European Economic Area.

          During the fiscal years ended June 30, 2011 and 2010 we incurred research and development expenses of $1,034,000 and $601,000, respectively. As a result of our expected investments in enhancing the Electromed SmartVest System, we intend to spend at least 5% of net revenue on research and development activities for the foreseeable future.

Intellectual Property

          As of June 30, 2011, we held 21 issued U.S. patents and 7 foreign patents covering the Electromed SmartVest System and its underlying technology, and had 32 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. Our first U.S. patent expires in 2013 and in Canada in 2016.

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

Manufacturing

          Our headquarters in New Prague, Minnesota include a dedicated manufacturing and engineering facility of more than 10,000 square feet. Our site has been regularly audited by the FDA, in accordance with FDA practices, and we maintain our operations in a manner consistent with FDA requirements for a medical device manufacturer. Our manufacturing processes emphasize simplicity, cost-effectiveness, and a capacity to realize increases in production volume with escalation in demand. All employees are responsible for maintaining specific manufacturing and quality standards, which are monitored by our quality assurance manager under an extensive system designed to satisfy FDA and International Organization for Standardization (“ISO”) standards.

          Our staff is responsible for manufacturing each Electromed SmartVest System. While components are outsourced based upon detailed specifications, each Electromed SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, Minnesota, under careful control consistent with FDA, Underwriters Laboratory (“UL”), and ISO standards. While all third-party vendors present some degree of risk of supply or impairment issues, many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor the supply chain. We maintain at least a two-month supply of all of our critical components, and the materials used in the Electromed SmartVest System are generally available from a number of suppliers.

          A rigorous quality standard is applied to components received from vendors. Any adverse findings result in the quarantine of any out of specification components. Before an Electromed SmartVest System is shipped to a patient, rigorous testing is again applied to match the performance of the air pulse generator with the particular vest size stipulated for the patient.

Seasonality

          Our business is not materially affected by seasonality.

Product Warranties

          We provide a warranty on the Electromed SmartVest System that covers the cost of replacement parts and labor, or a new Electromed SmartVest System in the event we determine a full replacement is necessary. For Electromed SmartVest Systems initially purchased and currently located in the United States and Canada, we provide a lifetime warranty to the individual patient for whom the system is prescribed. For products sold to patients in Greece, we provide a five-year warranty. For sales to institutions within the United States and Canada, and for all other sales to individuals and institutions made outside of the United States, Canada and Greece, we provide a three-year warranty. Our warranties provide that if a newer model of our systems has been developed and sold between the time of purchase of the original system and we determine the need for replacement, we may replace the system with a newer model at our discretion.

Third-Party Reimbursement

          In the U.S., individuals who use the Electromed SmartVest System will generally rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the Electromed SmartVest System. Reimbursement for HFCWO therapy and the Electromed SmartVest System varies among public and private insurance providers.

          Most patients are able to qualify for reimbursement and payment from Medicare, Medicaid, private insurance or combinations of the foregoing. We expect that subsequent generations of HFCWO products will also qualify for reimbursement under Medicare Plan B and most major health plans. However, some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. In addition, we face the risk that new or modified products could have a lower reimbursement rate, or that the levels of reimbursement currently available for our existing products could decrease, which would hamper our ability to market and sell that product. Consequently, our sales will continue to depend in part on the availability of coverage and reimbursement from third-party payers, even though our devices may have been cleared for commercial distribution by the FDA. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the procedure is furnished. The nature of any future legislation is uncertain, making it difficult for us to predict the impact of cost-containment trends on operating results.

          A key element in our customer support strategy has been achieved by establishing an effective reimbursement department to seek insurance authorization and process claims on behalf of the patient. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms allow patients to acquire the Electromed SmartVest System over a period of 1 to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The amount we receive for any single unit is based on reimbursement schedules and may vary based on a number of factors, including Medicare and third-party reimbursement processes and policies. The patient maintains the risk of reimbursement to the Company in the event of non-payment by third-party payers.

          Payments for overseas sales are made directly by the distributors, and we are not involved in the reimbursement process. Overseas sales were approximately 3.2% of our net revenue in fiscal 2011.

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

Product Regulations

          Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Since inception, management has retained the necessary clinical, medical and legal expertise to support required clearances and approvals to market our products. A full-time quality assurance manager as well as a consulting regulatory and clinical expert provide detailed oversight of their respective areas of responsibility. The Company’s Chief Operating Officer provides oversight with respect to the manufacturing, quality assurance, research and development, and product development activities of the company.

          We have received clearance from the FDA to market our products, including the Electromed SmartVest System, as a “powered percussor.” On April 7, 2004, our Model 2000ez SMARTVEST was cleared to market by the FDA pursuant to a 510(k) submission.

          We obtained ISO 9001 Certification in January 2005, which demonstrates to our international distributors and customers that our products conform to uniform standards for manufacturing quality and that our business meets certain professional standards. In addition, we obtained clearance to use the European Union CE Mark on our products in April 2005. The CE Mark is required for medical device sales in countries within the European Economic Area, which includes the twenty-seven member countries of the European Union as well as Iceland, Liechtenstein, Norway, Switzerland, Turkey, and other European countries that may adopt EU standards voluntarily. Renewal of the CE Mark is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE Mark in good standing since originally receiving it and most recently renewed it in January 2010. We also require all of our distributors to comply with their home country regulations.

          FDA Approval Requirements

          If we develop new medical devices or modifications to existing products that would affect the product’s safety or effectiveness, we may be required to obtain FDA clearance before marketing the new or modified product in the U.S., either through the 510(k) clearance process or the more complex Premarket Approval Application process. The application process may be time consuming and expensive, particularly if clinical trials are required. Failure to obtain such clearances or approvals could adversely affect our ability to grow our business. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

          Continuing Product Regulation

          In addition to its approval processes for new products, the FDA may require testing and surveillance programs to monitor the effects of previously approved products that have been commercialized, and may prevent or limit further marketing of products based on the results of these post-marketing programs. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (“QSR”) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

          We are required to register with the FDA as a device manufacturer and, as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. We are also required to maintain certain certifications in order to sell products internationally, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

          Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others can also initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Fraud and Abuse Laws

          Federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded health care programs. The principal federal laws include: the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal health care program; and health care fraud statutes that prohibit false statements and improper claims with any third-party payer. There are often similar state false claims, anti-kickback, and anti-self referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Enforcement of all of these regulations has become increasingly stringent, particularly due to more prevalent use of the whistleblower provisions under the False Claims Act, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including substantial penalties, fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

HIPAA and Other Fraud and Privacy Regulations

          Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy and security standards for electronic health information under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”).

          The HIPAA privacy and security standards govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. The government intended this legislation to reduce administrative expenses and burdens for the health care industry; however, our compliance with certain provisions of these standards entails significant costs for us. Failure to comply with HIPAA or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

          The HIPAA health care fraud and false statement statutes also prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services.

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

Employees

          As of June 30, 2011, we employed 92 total employees, 85 of which are full-time employees. Of our 92 employees, approximately 28% are respiratory therapists who are licensed by appropriate state professional organizations, including all of the employees in our Patient Services Department and approximately half of our sales representatives. In addition, we retain as independent contractors several expert consultants, who assist with quality assurance, product development, marketing, and international opportunities. We also retain over 300 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the U.S. Approximately 85% of these independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists. The remainder of these health care professionals are licensed in fields such as respiratory care, nursing or physical therapy. We believe that providing our customers with the opportunity to obtain support and training from health care professionals underscores our commitment to professional service and high quality.

          None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

          Set forth below are the names, titles, periods of service, and business experience of our executive officers.

Name	Age	Title

Robert D. Hansen	71	Chairman and Chief Executive Officer

Terry M. Belford	60	Chief Financial Officer

Dr. James J. Cassidy	52	Chief Operating Officer

Robert D. Hansen—Chairman and Chief Executive Officer

          Mr. Hansen co-founded Electromed in 1992 and is responsible for the strategic direction and development of the Company. Mr. Hansen is also a co-founder and is President and Chief Executive Officer of Hansen Engine Corporation, a research and development company that provides research and development services to Electromed. Mr. Hansen joined Hansen Engine Corporation in January 1983 and has over forty years of business leadership and investment industry experience. Mr. Hansen devotes approximately 5% of his time attending to matters related to Hansen Engine Corporation where he is primarily responsible for corporate governance matters through his service as a member of Hansen Engine Corporation’s board of directors. He was also the founder and CEO of LockerMate Corporation until January 1995. Mr. Hansen received a BA Degree from Dana College (1964), Masters of Arts Degree from the University of Cincinnati in U.S. History (1966), and a Masters of Divinity Degree (1976) from Luther Theological Seminary. He completed additional graduate studies in U.S. economic history and foreign policy at the University of Cincinnati. In 1996, Mr. Hansen was awarded a Mini-MBA in “Managing Growing Companies” from the University of St. Thomas. Among other attributes, skills, experiences and qualifications, our Board believes that Mr. Hansen’s history with Electromed and management and investment industry experience allow him to make a valuable contribution as a director. Mr. Hansen is the brother of Craig N. Hansen, one of our directors.

Terry M. Belford, CPA, CMA—Chief Financial Officer

          Mr. Belford joined Electromed in January 2004 as its Chief Financial Officer. Before joining Electromed, Mr. Belford worked for seventeen years as an independent accountant and consultant, serving clients in the distributing, importing, and manufacturing industries. Prior to that he served for several years as a controller and chief financial officer for both established and start-up companies in the above mentioned industries. Mr. Belford earned a Bachelor of Science degree from the University of Missouri and also holds both CPA and CMA designations. He is a member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and the Institute of Certified Management Accountants. On August 19, 2011, we entered into a Transition Agreement with Mr. Belford, pursuant to which he will retire effective on the earlier of October 31, 2011 or the date on which our new Chief Financial Officer commences employment.

Dr. James J. Cassidy—Chief Operating Officer

          Dr. Cassidy was appointed by Electromed in June 2011 to the newly created position of Chief Operating Officer. Dr. Cassidy has extensive international management experience in the medical device industry. From March 2010 to May 2011, Dr. Cassidy offered business development and technology consulting services to the medical device industry through TransAtlantic Medical Device Consulting, LLC, an entity which he founded. Prior to that, Dr. Cassidy was the Chief Operating Officer of Vertebral Technologies, Inc. from June 2009 to February 2010 and the Vice President of Development for ApaTech, Ltd. from September 2004 to February 2009. Dr. Cassidy has also served as the Chief Executive Officer of successful start-up companies in the US (CERAbio) and Europe (Cartificial). In addition, Dr. Cassidy serves as a general partner of Epic BioVentures, LLC, a company that invests in and advises medical technology businesses. Dr. Cassidy has a doctorate in Biomedical Engineering from Case Western Reserve University and an MBA from the University of Memphis.

Item 1A. Risk Factors.

          As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B. Unresolved Staff Comments.

          As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Properties.

          We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 total square feet, which are located on an approximately 2.3 acre parcel at 500 Sixth Avenue NW, New Prague, Minnesota 56071 and 502 Sixth Avenue NW, New Prague, Minnesota 56071. Effective July 1, 2011, we also began leasing approximately 20,000 square feet of warehouse space in a building adjacent to the manufacturing facilities. We are in the process of converting approximately 10,000 square feet of the newly leased building to office space. Management considers the current facilities to be satisfactory for our growth plans. In addition, we believe there is sufficient space within the lot in New Prague for additions to the most recently constructed building.

Item 3. Legal Proceedings.

          Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it probable that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          Our common stock began trading on the NASDAQ Capital Market on August 13, 2010 under the symbol “ELMD” in connection with our initial public offering. The following table sets forth the high and low sales prices of our common stock by quarter during the 2011 fiscal year. Our stock was not publicly traded during fiscal 2010.

	2011 Fiscal Year

Quarter Ended	High	Low

September 30	$4.35	$3.25

December 31	$3.79	$3.25

March 31	$3.84	$2.94

June 30	$3.94	$3.11

Holders

          As of August 31, 2011, there were 163 registered holders of our common stock.

Dividends

          We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future. Currently, the agreement governing our credit facility restricts our ability to pay cash dividends.

Recent Sales of Unregistered Equity Securities

          In May 2011, we issued 600 shares of common stock to an existing shareholder pursuant to a warrant exercise, for aggregate cash consideration of $1,800. The transaction did not involve an underwriter. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, because the issuance did not involve a public offering, the recipient acquired the shares for investment and not resale, and we have taken appropriate measures to restrict transfer.

Purchase of Equity Securities by the Company

          None.

Use of Proceeds

          We completed our initial public offering of shares of common stock, $0.01 par value (the “IPO”) during the first quarter of our 2011 fiscal year. The effective date of our registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-166470), was August 12, 2010. Net proceeds from the IPO totaled approximately $5,946,000. We have used and intend to use the remainder of the net proceeds from the IPO to make payments on our existing indebtedness; add employees to our Reimbursement, Patient Services and Administrative Departments; add members to our sales force and further develop our focus on institutional sales; continue our research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

          During the 2011 fiscal year, we used an estimated $3,097,000 from the net proceeds. We made net payments of approximately $436,000 on our line of credit and term debt with U.S. Bank, National Association. In addition, we used approximately $314,000 to fund the addition of employees to our Reimbursement, Patient Service, and Administrative Departments; approximately $380,000 to add members to our sales force; and approximately $335,000 for expenses associated with being a public company, such as legal, accounting, and other professional fees. Due to the increase in sales during our 2011 fiscal year, we estimate approximately $1,200,000 of the net proceeds were also used to finance the growth in accounts receivable. Finally, we used approximately $432,000 of the net proceeds from the IPO to fund our research and development efforts. A portion of this amount was paid to Hansen Engine Corporation, a research and development company that provides us with engineering services pursuant to a Letter Agreement dated February 16, 2010. Robert D. Hansen, Craig N. Hansen, and Thomas M. Hagedorn are shareholders and directors of Hansen Engine Corporation, and Robert D. Hansen serves as President and Chief Executive Officer of that entity. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Overview

          Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

          We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“Electromed SmartVest System”) and related products, to patients with compromised pulmonary function. Our products are sold for both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” For approximately eleven years, we have marketed the Electromed SmartVest System and its predecessor products to patients suffering from cystic fibrosis, chronic obstructive pulmonary disease (“COPD”), bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes post-surgical and intensive care patients at risk of developing pneumonia, patients with end-stage neuromuscular disease, and ventilator-dependent patients.

          Because sale of the Electromed SmartVest System is by a physician’s prescription only, we market to physicians and health care providers as well as directly to patients. In addition to distributors overseas, we have established our own domestic sales force, which we believe is able to provide superior support and training to our customers. In addition, we have non-exclusive independent contractor arrangements with over 300 respiratory therapists and health care professionals who also provide education and training to our customers. Further, although the reimbursement process is subject to many contingencies, the Electromed SmartVest System is often eligible for reimbursement from major private insurance providers, HMOs, state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy.

          For domestic sales, the Electromed SmartVest System may be reimbursed under the Medicare-assigned billing code for High Frequency Chest Wall Oscillation devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

          We have been generating revenue from the sale of the Electromed SmartVest System or its predecessor products since 2000 and have generated net income since the fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2011, we generated revenue of approximately $19,004,000 and net income of approximately $1,056,000. Our sales growth rate was 32.9% for the 2011 fiscal year compared to the 2010 fiscal year and was 10.0% for the 2010 fiscal year compared to the 2009 fiscal year. Net income as a percentage of sales was 5.6% in 2011 compared to 6.4% in 2010. Management believes the increase in net income in dollars was primarily the result of the increased sales resulting from expansion of our sales force. The decrease in net income as a percentage of sales was the result of higher expenses from expansion of the sales force and higher direct sales and sales support expenses, along with increased expenses relating to being a public company.

Critical Accounting Policies and Estimates

          During the preparation of our consolidated financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. Those estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported revenues and expenses. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our consolidated financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. The following is a summary of our primary critical accounting policies and estimates. Please also refer to Note 1 to the Consolidated Financial Statements, included in Part II, Item 8 of this Report.

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

          Certain third-party reimbursement agencies pay us on a monthly installment basis, which can span from 18 to 60 months in the cases of Wisconsin, New York and Texas Medicaid, which constitute the majority of our installment method sales. Due to the length of time over which reimbursement is received, we believe that the inherent uncertainty of collection due to external factors noted above precludes us from making a reasonable estimate of revenue at the time the product is shipped. In certain circumstances, the patient must periodically attest that the unit continues to be utilized as a prerequisite to continued reimbursement coverage. Therefore, we believe the installment method is appropriate for these sales. If the third party reimbursement agency discontinues payment and we determine no further payments will be made from the patient, the carrying value of the account receivable is written off as a period adjustment against the previously recognized sales. Under the installment method, we do not record accounts receivable or revenue at the time of product shipment. We defer the revenue associated with the sale and, as each installment is received, that amount is recognized as revenue. Deferred costs associated with the sale are amortized to cost of revenue ratably over the estimated period in which collections are scheduled to occur.

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

Valuation of Long-lived and Intangible Assets

          Long-lived assets, primarily property and equipment and finite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base, and a realization of failed marketing efforts. The recoverability of an asset is measured by a comparison of the unamortized balance of the asset to future undiscounted cash flows. If we believe the unamortized balance is unrecoverable, we would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset. The amount of such impairment would be charged to operations at the time of determination.

          Property and equipment are stated at cost less accumulated depreciation. We use the straight-line method for depreciating property and equipment over their estimated useful lives, which range from 3 to 39 years. Our finite-life intangibles consist of patents and trademarks and their carrying costs include the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively, using the straight-line method. During the years ended June 30, 2011 and 2010, we incurred legal defense costs associated with a trademark infringement lawsuit filed against us (see Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report). Such legal defense costs are being capitalized and amortized over the remaining useful life of the trademark. We expect future amortization expense to increase as we incur additional costs associated with our patents and trademarks.

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

Warranty Reserve

          We provide a lifetime warranty on products sold to patients in the United States and Canada, a three-year warranty for institutional sales within the United States and Canada, a five-year warranty on products sold to patients in Greece, and a three-year warranty on all other sales to individuals and institutions outside of the United States, Canada and Greece. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability, and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claim data and historical experience warrant.

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

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

          Revenues

          Revenue results for the twelve month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,		Increase (Decrease)
	2011	2010
Total Revenue	$19,004	$14,304	$4,700	32.9%

Home Care Revenue	$17,348	$13,109	$4,239	32.3%

International Revenue	$608	$647	($39)	(6.0%)

Government/Institutional Revenue	$1,048	$548	$500	91.2%

          Home Care Revenue. Our home care revenue increased by 32.3% or approximately $4,239,000 in fiscal 2011 compared to fiscal 2010. This resulted from a 29.1% increase in referrals, from 2,076 in 2010 to 2,680 in 2011, and a 14.1% increase in approvals from third party payers, from 1,323 in 2010 to 1,510 in 2011. We attribute this increase primarily to an increase in productivity by our existing sales staff as they continued to expand and strengthen their relationships with customers. In addition, we employed 26 full time equivalents in sales in fiscal 2011 compared to 18 in fiscal 2010, an increase of 44.4%.

          International Revenue. International revenue decreased by 6.0% in fiscal 2011, or $39,000. Revenue from sales in Asia and the Middle East in fiscal 2011 increased by approximately $98,000 and $12,000 respectively over fiscal 2010, while sales in Europe and Central/South America decreased by approximately $85,000 and $64,000 respectively over fiscal 2010. Sales to Europe continued to be negatively affected by the debt crises and austerity programs in many European countries.

          Government/Institutional Revenue. Revenue from sales to government and private institutions increased by approximately $500,000 in fiscal 2011 compared to fiscal 2010. Revenue from sales to the U.S. Department of Veteran Affairs (“VA”) and other government institutions rose by approximately $114,000 or 91.9% from approximately $124,000 in fiscal 2010 to approximately $238,000 in fiscal 2011. Revenue from sales to private institutions increased by approximately $386,000 or 91.0% from approximately $424,000 in fiscal 2010 to approximately $810,000 in fiscal 2011. The above increases were driven both by increased number of institutions as customers and a higher average total yearly sales amount per institution.

          Gross Profit

          Gross profit increased to $13,778,000, or 72.5% of net revenues, for the fiscal year ended June 30, 2011, from approximately $10,378,000, or 72.6% of net revenues, for the fiscal year ended June 30, 2010. The increase in gross profit dollars resulted from the increase in sales volume.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2011 were approximately $10,874,000, compared to approximately $7,981,000 for the same period in the prior year, an increase of approximately $2,893,000 or 36.2%. SG&A payroll and compensation related expenses increased by approximately $1,391,000 or 36.7% to approximately $5,181,000. SG&A payroll expenses constituted 27.3% of sales in fiscal 2011 compared to approximately $3,790,000 or 26.5% of sales in fiscal 2010. The increase was primarily driven by the increase in size of the sales force and supporting staff as well as higher incentive compensation paid to our sales staff due to higher net revenues. In addition, due to the increase in number of total employees and reporting requirements related to being a public company, we added management personnel. Travel, meals and entertainment, and trade show expenses increased by approximately $467,000 to approximately $1,619,000, or 8.5% of sales, in fiscal 2011 compared to approximately $1,152,000, or 8.1% of sales, in fiscal 2010. This increase was primarily due to the increased size of the sales force.

          Legal and professional fees increased by approximately $378,000 to approximately $690,000, or 3.6% of sales, compared to approximately $312,000, or 2.2% of sales, in 2010, due to the need for additional accounting and legal services associated with the reporting and compliance requirements of being a public company in 2011 as compared to being a private company in 2010. Advertising and marketing expenses increased by approximately $275,000 to approximately $823,000, or 4.3% of sales, in fiscal 2011 compared to approximately $548,000, or 3.8% of sales, in fiscal 2010. Management expects to spend approximately 5% of sales on advertising and marketing expenses during fiscal 2012 . Patient training expenses increased by approximately $121,000 to approximately $476,000, or 2.5% of sales, in fiscal 2011 compared to approximately $355,000, or 2.5% of sales, in 2010. The increase in patient training expenses was primarily driven by the increase in number of referrals. Insurance expenses increased by approximately $108,000 to approximately $701,000, or 3.7% of sales, in fiscal 2011 compared to approximately $593,000, or 4.1% of sales, in 2010. General liability insurance expenses are driven by sales volume and workers compensation expenses are driven by payroll levels, both of which increased in fiscal 2011. In addition we had an increase of approximately $59,000 in directors & officers liability expenses due to becoming a public company.

          Research and development expenses. Research and development (“R&D”) expenses were approximately $1,034,000 or 5.4% of sales and $601,000 or 4.2% for the fiscal years ended June 30, 2011 and 2010, respectively, a planned increase of approximately $433,000. As a percentage of sales, management expects to spend at least 5.0% of sales on R&D expenses for the foreseeable future.

          Interest expense

          Interest expense decreased to approximately $191,000 in fiscal 2011, compared to $263,000 in fiscal 2010, a decrease of approximately $72,000. The decrease was due to a combination of a decrease in average debt outstanding due to payments on term loans and lower average interest rates on outstanding debt.

          Income tax expense

          Income tax expense was $623,000 in fiscal 2011, compared to $599,000 in the 2010 fiscal year. The effective income tax rate in 2011 was approximately 37.1% compared to approximately 39.5% in 2010. The decrease in the effective rate is due to discrete items recorded in fiscal 2011, which related to higher than originally estimated tax credits and differences between our actual income tax obligation for 2010 as compared to the amount originally estimated.

          Net income

          Net income for the twelve months ended June 30, 2011 was approximately $1,056,000, or 5.6% of revenues, compared to approximately $916,000, or 6.4% of revenues, in the same period in fiscal 2010. The dollar increase in net income was the result of higher sales and gross profit, which was partially offset by increases in expenses. The decrease in net income as a percentage of sales was the result of higher expenses from expansion of our sales force, R&D efforts, and increased reporting and compliance requirements of being a public company.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the fiscal year ended June 30, 2011, our net cash used in operating activities was approximately $1,415,000. Our net income of approximately $1,056,000 was adjusted for non-cash expenses of approximately $477,000 and a decrease in current liabilities of approximately $646,000. Net income was also offset by approximately $3,016,000, $385,000 and $193,000 increases in accounts receivable, inventories, prepaid expenses and other current assets, respectively.

          For the fiscal year ended June 30, 2010, our net cash provided by operating activities was approximately $608,000. Cash flows provided by operations primarily consisted of net income of $934,000, adjusted for non-cash expenses of approximately $452,000, offset by approximately $229,000, $292,000 and $111,000 increases in accounts receivable, inventories, prepaid expenses and other current assets, respectively and a decrease in current liabilities of approximately $145,000.

          Cash Flows from Investing Activities

          For the fiscal year ended June 30, 2011, cash used in investing activities was approximately $1,111,000. Cash used in investing activities primarily consisted of approximately $452,000 in net expenditures for property and equipment and $659,000 in payments for patent and trademark costs, the majority of which related to the defense of our SmartVest trademark.

          For the fiscal year ended June 30, 2010, cash used in investing activities was approximately $909,000. During the fiscal year ended June 30, 2010, we paid approximately $514,000 in costs related to defending our SmartVest trademark, $270,000 for purchases of property and equipment, and $125,000 for the purchase of the minority interest in Electromed Financial, LLC.

          Cash Flows From Financing Activities

          For the fiscal year ended June 30, 2011, cash provided by financing activities was approximately $6,007,000, consisting of approximately $6,364,000 net proceeds from the issuance of common stock in our initial public offering, $26,000 from exercise of warrants, and $60,000 in proceeds from subscription notes receivable. This was offset by principal payments on long-term debt of approximately $436,000.

          For the fiscal year ended June 30, 2010, cash provided by financing activities was approximately $550,000. Short- and long-term borrowings during the period, which included borrowings under our U.S. Bank credit facility, were approximately $4,288,000. The proceeds from the U.S. Bank credit facility were primarily used to pay off the principal balance of existing debt. Proceeds from the issuance of common stock were approximately $391,000. Offsetting the cash provided by financing activities were principal payments on long-term debt of approximately $3,649,000 and payments of $418,000 of deferred costs associated with our initial public offering.

Adequacy of Capital Resources

          We currently have a credit facility with U.S. Bank, National Association (“U.S. Bank”) that provides for a $3,500,000 revolving line of credit, which is renewable annually at November 30 of each year, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). Interest on the operating line of credit accrues at LIBOR plus 2.75% (3.00% at June 30, 2011) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit is scheduled to expire on November 30, 2011, if not renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of June 30, 2011, we had approximately $1,768,000 outstanding on the operating line of credit and approximately $1,940,000 outstanding on the term loan debt for a total outstanding under the U.S. Bank credit facility of $3,708,000. As of June 30, 2011, we had net unused availability of $1,732,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          The agreement governing the credit facility contains certain covenants that restrict our ability to, among other things, pay cash dividends, incur indebtedness or liens, change Chief Executive Officer or Chief Financial Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and cash flow leverage ratios. We were in compliance with all requirements under the credit facility as of June 30, 2011. Subsequent to fiscal year end, we reached an agreement with our Chief Financial Officer pursuant to which he will retire effective on the earlier of October 31, 2011 or the date on which our new Chief Financial Officer commences employment. We expect to obtain consent from U.S. Bank with respect to this event.

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

          For fiscal 2011 and 2010, we spent approximately $466,000 and $270,000 on property and equipment, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

          On August 19, 2011, we entered into a Transition Agreement with our Chief Financial Officer, pursuant to which he will retire effective on the earlier of October 31, 2011 or the date on which our new Chief Financial Officer commences employment. We expect to enter into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which will supersede Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release will provide that Mr. Belford will receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the calendar year 2011 bonus payment, which amount will be paid in a lump sum on the first day of the seventh month following the effective date of Mr. Belford’s retirement. In exchange, Mr. Belford will execute a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, and will provide consulting and transition services as reasonably requested by the Company through December 31, 2011.

          Based on our current operational performance, we believe our cash and available borrowings under the existing credit facility will adequately provide our liquidity needs for, at a minimum, the next twelve months. We intend to renew our line of credit with U.S. Bank, National Association upon its maturity date on November 30, 2011. However, we cannot guarantee that we will be able to renew our line of credit or procure additional financing upon favorable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Electromed, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Electromed, Inc. and Subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electromed, Inc. and Subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
September 14, 2011

Electromed, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2011 and 2010

	June 30
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$4,091,739	$610,727
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,593,105	6,577,002
Inventories	1,855,957	1,470,775
Prepaid expenses and other current assets	371,257	269,193
Deferred income taxes	722,000	514,000
Total current assets	16,634,058	9,441,697
Property and equipment, net	2,807,082	2,688,941
Finite-life intangible assets, net	1,235,828	1,055,776
Deferred common stock offering costs	-	828,034
Other assets	191,964	128,789
Total assets	$20,868,932	$14,143,237

Liabilities and Equity
Current Liabilities
Revolving line of credit	$1,768,128	$1,768,128
Current maturities of long-term debt	438,267	397,886
Accounts payable	733,621	1,239,827
Accrued compensation	868,229	665,083
Warranty reserve	444,096	363,277
Other accrued liabilities	161,166	68,097
Total current liabilities	4,413,507	4,502,298

Long-term debt, less current maturities	1,582,102	2,033,325
Deferred income taxes	167,000	145,000
Total liabilities	6,162,609	6,680,623

Commitments and Contingencies (Note 9)

Equity
Electromed, Inc. equity:
Common stock, $0.01 par value; authorized: 13,000,000 shares; issued and outstanding: 8,100,485 and 6,187,885 shares, respectively	81,005	61,879
Additional paid-in capital	12,794,368	6,685,362
Retained earnings	1,853,450	797,873

Common stock subscriptions receivable for shares outstanding of 15,000 and 48,500, respectively	(22,500)	(82,500)

Total equity	14,706,323	7,462,614

Total liabilities and equity	$20,868,932	$14,143,237

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 2011 and 2010

	Years Ended June 30
	2011	2010

Net revenues	$19,003,507	$14,303,848
Cost of revenues	5,226,001	3,925,557
Gross profit	13,777,506	10,378,291

Operating expenses
Selling, general and administrative	10,873,904	7,981,338
Research and development	1,033,693	600,986
Total operating expenses	11,907,597	8,582,324
Operating income	1,869,909	1,795,967

Interest expense, net of interest income of $10,923 and $6,417 respectively	191,332	263,431
Net income before income taxes	1,678,577	1,532,536

Income tax expense	(623,000)	(599,000)
Net income	1,055,577	933,536
Less: Net income attributable to noncontrolling interest	-	(17,198)
Net income attributable to Electromed, Inc.	$1,055,577	$916,338

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic	$0.14	$0.15
Diluted	0.13	0.15

Weighted-average Electromed, Inc. common shares outstanding:
Basic	7,816,367	6,081,030
Diluted	7,841,006	6,114,919

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Equity
Years Ended June 30, 2011 and 2010

	Electromed, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Subscriptions Receivable	Noncontrolling Interest	Total Equity

	Shares	Amount

Balance at June 30, 2009	6,047,152	$60,472	$6,201,636	$(118,465)	$(91,500)	$6,599	$6,058,742
Net income	-	-	-	916,338	-	17,198	933,536
Issuance of common stock upon exercise of warrants	135,733	1,357	389,475	-	-	-	390,832
Issuance of common stock for payment of services	5,000	50	22,450	-	-	-	22,500
Proceeds from subscription notes receivable	-	-	-	-	9,000	-	9,000
Distributions paid to holders of non-controlling interest	-	-	-	-	-	(18,417)	(18,417)
Share-based compensation expense	-	-	168,895	-	-	-	168,895
Income tax benefit related to exercise of stock warrants	-	-	22,526	-	-	-	22,526
Purchase of non-controlling interest in Electromed Financial, LLC	-	-	(119,620)	-	-	(5,380)	(125,000)
Balance at June 30, 2010	6,187,885	61,879	6,685,362	797,873	(82,500)	-	7,462,614
Net income	-	-	-	1,055,577	-	-	1,055,577
Issuance of common stock upon exercise of warrants	12,600	126	25,674	-	-	-	25,800
Proceeds from subscription notes receivable	-	-	-	-	60,000	-	60,000
Share-based compensation expense	-	-	156,169	-	-	-	156,169
Issuance of common stock for initial public offering	1,900,000	19,000	5,927,163	-	-	-	5,946,163
Balance at June 30, 2011	8,100,485	$81,005	$12,794,368	$1,853,450	$(22,500)	-	$14,706,323

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2011 and 2010

	Years Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,055,577	$933,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	335,620	298,928
Amortization of finite-life intangible assets	113,850	52,820
Amortization of debt issuance costs	31,463	53,404
Share-based compensation expense	156,169	168,895
Deferred income taxes	(186,000)	(149,000)
Loss on disposal of property and equipment	26,225	4,258
Issuance of common stock for payment of services	-	22,500
Changes in operating assets and liabilities:
Accounts receivable	(3,016,103)	(228,856)
Inventories	(385,182)	(292,086)
Prepaid expenses and other assets	(193,342)	(111,345)
Accounts payable and accrued liabilities	646,619	(145,117)
Net cash provided by (used in) operating activities	(1,415,104)	607,937

Cash Flows From Investing Activities
Expenditures for property and equipment	(466,315)	(269,616)
Purchase of non-controlling interest in Electromed Financial, LLC	-	(125,000)
Expenditures for finite-life intangible assets	(659,210)	(514,505)
Proceeds on sale of fixed assets	14,812	-
Net cash used in investing activities	(1,110,713)	(909,121)

Cash Flows From Financing Activities
Net borrowings on revolving line of credit	-	1,768,128
Principal payments on long-term debt including capital lease obligations	(435,968)	(3,648,744)
Proceeds from long-term debt	-	2,520,000
Non-controlling interest distributions paid	-	(18,417)
Payments of deferred financing fees	(6,716)	(75,780)
Proceeds from warrant exercises	25,800	390,832
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,236,287	6,363,713	-
Payments of deferred offering costs	-	(417,550)
Proceeds on subscription notes receivable	60,000	9,000
Income tax benefit related to exercise of stock warrants	-	22,526
Net cash provided by financing activities	6,006,829	549,995
Net increase in cash and cash equivalents	3,481,012	248,811
Cash and cash equivalents
Beginning of period	610,727	361,916
End of period	$4,091,739	$610,727

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2011 and 2010

	Years Ended June 30
	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$170,689	$227,454
Cash paid for income taxes	693,407	1,052,640

Supplemental Disclosures of Noncash Investing and Financing Activities
Reduction in basis of acquired building formerly under capital lease	$-	$93,172
Accrued expenditures for finite-life intangible assets included in accounts payable	-	365,308
Deferred common stock offering costs included in accounts payable	-	410,484
Property and equipment financed through capital leases	28,482	87,769

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.      Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. The Company had international sales of approximately $608,000 and $647,000 for the years ended June 30, 2011 and 2010, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment. As a result, the information disclosed herein materially represents all of the financial information related to the Company’s operating segment.

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

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

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

Certain third-party reimbursement agencies pay the Company on a monthly installment basis, which can span over several years. Due to the length of time over which cash is collected and the inherent uncertainty of collectability with these installment sales, the Company cannot make a reasonable estimate of revenue at the time of sale and does not record accounts receivable or revenue at the time of product shipment. Under the installment method, the Company defers the revenue associated with the sale and, as each installment is received, that amount is recognized as revenue. Deferred costs associated with the sale are amortized to cost of revenue ratably over the estimated period in which collections are scheduled to occur.

A summary of sales made under the installment method are as follows:

	Years Ended June 30
	2011	2010

Revenue recognized under installment sales	$936,000	$650,000

Amortized cost of revenues recognized	146,000	101,000

Unrecognized installment method sales were as follows:

	Years Ended June 30
	2011	2010

Estimated unrecognized sales, net of discounts	$1,132,000	$708,000
Unamortized costs of revenues included in prepaid and other current assets	182,000	111,000

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of goods sold and were $290,000 and $218,000 for the years ended June 30, 2011 and 2010, respectively.

Cash and cash equivalents: Cash equivalents consist of commercial paper with maturity dates of less than three months. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2011 and 2010.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. Standard costs are reviewed at least quarterly by management, or more often in the event circumstances indicate a change in cost has occurred. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected production requirements.

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

Long-lived assets: Long-lived assets, primarily property and equipment and finite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base, and a realization of failed marketing efforts. The recoverability of an asset is measured by a comparison of the unamortized balance of the asset to future undiscounted cash flows.

If the Company believes the unamortized balance is unrecoverable, it would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset. The amount of such impairment would be charged to operations in the current period. The Company has not identified any indicators of impairment associated with its long-lived assets.

Warranty liability: The Company provides a lifetime warranty on its products to the prescribed patient for sales within the United States and Canada, a five-year warranty on its products to the prescribed patient for sales within Greece, and a three-year warranty for all institutional sales and sales to individuals outside the United States, Canada and Greece. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30
	2011	2010
Beginning warranty reserve	$363,000	$292,000
Accrual for products sold	222,000	146,000
Expenditures and costs incurred for warranty claims	(141,000)	(75,000)
Ending warranty reserve	$444,000	$363,000

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the years ended June 30, 2011 and 2010 were approximately $657,000 and $527,000, respectively.

Share-based payments: Share-based payment awards consist of warrants issued to underwriters, to employees for services, and to nonemployees in lieu of payment for products or services. Expense is estimated using the fair value of products or services rendered or the Black-Scholes pricing model at the date of grant and is recognized on a straight-line basis over the requisite service or vesting period of the award.

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2011, the fair value of long-term debt was not significantly different than its carrying value.

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

Recently adopted accounting pronouncements: In June 2009, the FASB issued revised guidance for the consolidation of variable interest entities. This amends the original guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance was adopted at the beginning of the Company’s 2011 fiscal year, and did not have a material effect on the Company’s consolidated financial statements.

Reclassifications: Certain items in the fiscal 2010 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2011. The fiscal 2010 reclassifications had no impact on previously reported net income and equity.

Note 2.     Inventories

The components of inventory at June 30, 2011 and 2010 are approximately as follows:

	June 30
	2011	2010
Parts inventory	$1,055,000	$765,000
Work in process	118,000	56,000
Finished goods	713,000	680,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,856,000	$1,471,000

Note 3.     Property and Equipment

Property and equipment, including assets under capital leases, consisted of approximately the following:

	Estimated
	Useful	June 30
	Lives(Years)	2011	2010
Building and building improvements	15-39	$1,892,000	$1,892,000
Land	N/A	200,000	200,000
Land improvements	15	162,000	162,000
Equipment	3-7	1,139,000	921,000
Demonstration equipment	3	695,000	507,000
Vehicles	5	35,000	35,000
		4,123,000	3,717,000
Less: Accumulated depreciation		(1,316,000)	(1,028,000)
Total property and equipment		$2,807,000	$2,689,000

Note 4.     Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $228,000 and $114,000 at June 30, 2011 and 2010, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30
	2011	2010
Balance, beginning	$1,056,000	$229,000
Additions	294,000	880,000
Amortization expense	(114,000)	(53,000)
Balance, ending	$1,236,000	$1,056,000

Based on the carrying value at June 30, 2011, amortization expense is expected to be approximately $118,000 annually.

Additions consisted primarily of legal defense costs associated with a trademark infringement lawsuit which the Company defended as discussed further in Note 9.

Note 5.     Financing Arrangements

The Company entered into a $3,500,000 revolving line of credit on November 30, 2010, which expires on November 30, 2011, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. The amount available for borrowing is limited to 60 percent of eligible accounts receivable less the outstanding balance on the Company’s 4.28% term note due December 2012. Interest on advances accrues at LIBOR plus 2.75 percent (3.00% at June 30, 2011) and is payable monthly. As of June 30, 2011, there was approximately $1,768,000 outstanding on the line of credit and $1,732,000 available for future borrowing.(a)

Long-term debt consists of approximately the following as of June 30, 2011 and 2010:

	June 30
	2011	2010

Mortgage note payable with bank, due in monthly installments of $10,706, including interest at 5.79%, remaining due December 2014, secured by land and building(a)	$1,452,000	$1,494,000

Term note payable with bank, due in monthly installments of $29,649, including interest at 4.28%, due December 2012, secured by substantially all assets(a)	488,000	815,000

Capital lease obligations, due in varying monthly installments, including interest ranging from 8.79% to 12.09%, to October 2013, secured by equipment	80,000	122,000
Total	2,020,000	2,431,000
Less: Current portion	438,000	398,000
Long-term debt	$1,582,000	$2,033,000

(a)

These instruments have certain financial and nonfinancial covenants which, among others, require the Company to maintain a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio, and restrict the payment of dividends. Under the terms of the credit facility, the Company is required to immediately pay to the bank any net proceeds raised from an equity offering. The bank waived this requirement as it related to the initial public offering as discussed in Note 6.

Approximate future maturities of long-term debt as of June 30, 2011 are as follows:

Year ending June 30:
2012	$438,000
2013	219,000
2014	51,000
2015	1,312,000
Total	$2,020,000

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

At June 30, 2011 and 2010, carrying value of assets under these capital leases are approximately as follows:

	June 30
	2011	2010
Fixtures and office equipment	$179,000	$181,000
Less: Accumulated depreciation	(61,000)	(38,000)
Total	$118,000	$143,000

Depreciation expense for these assets was approximately $28,000 and $26,000 for the years ended June 30, 2011 and 2010, respectively.

Approximate future minimum payments under capital leases as of June 30, 2011 are as follows:

Year ending June 30:

2012	$58,000
2013	27,000
2014	1,000
Total	86,000
Less: Amount representing interest	(6,000)
Present value of future minimum lease payments (included in long term debt above)	$80,000

Note 6.     Common Stock

Common stock issued for property and services: During fiscal year 2010, the Company issued 5,000 shares for services valued at $22,500. No shares were issued for services during fiscal year 2011.

Common stock subscriptions receivable: In years prior to 2010, the Company issued 30,000 shares of common stock to unrelated third parties upon the exercise of outstanding warrants. The Company agreed to accept subscription notes receivable from these individuals for a total of approximately $60,000. During the year ended June 30, 2011, these notes were paid in full.

During fiscal 2009, the Company issued 31,000 shares of common stock to an employee upon exercise of outstanding warrants. The Company agreed to accept a subscription note receivable from this individual for $46,500. For the years ended June 30, 2011 and 2010, cash collected on this note was approximately zero and $9,000, respectively. The outstanding balance of this subscription note receivable was $22,500 at June 30, 2011.

Initial public offering: On August 13, 2010, The Company completed an initial public stock offering (“IPO”) of 1,700,000 shares of common stock, at an offering price of $4.00 per share. In addition, on September 28, 2010, the underwriter in the IPO acquired an additional 200,000 shares at $4.00 per share pursuant to exercise of a portion of its over-allotment option. After deducting the payment of underwriter discounts, commissions and offering costs, the net proceeds from the sale of shares in the IPO was approximately $5,946,000. See Note 7 for warrants issued in conjunction with the IPO.

Authorized Shares: At the annual meeting of shareholders held on November 5, 2010, the shareholders of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 10,000,000 to 15,000,000, consisting of 13,000,000 shares of common stock par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 7.     Share-Based Payments

Employee warrants: The Company has historically granted stock warrants to employees as long-term incentive compensation. Warrants generally expire four to ten years from the grant date and vest over a period of up to five years. Warrants have not been granted under a formal plan; however, the number of warrants eligible for issuance is limited to the number of authorized shares of the Company’s common stock.

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

Share-based compensation expense for the years ended June 30, 2011 and 2010 was approximately $156,000 and $169,000, respectively.

The following weighted-average assumptions were used to estimate the fair value of warrants granted:

	Years Ended June 30

	2011	2010

Risk-free interest rate	1.01%	1.45%
Expected life (years)	4	4
Expected volatility	45.4%	46.0%
Expected dividends	0%	0%

The following table presents employee warrant activity for the years ended June 30, 2011 and 2010:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Warrants outstanding at June 30, 2009	508,800	$1.87	$3.27	6.03
Granted	25,000	1.68	4.50	-
Exercised	(117,000)	1.77	2.90	-
Canceled or forfeited	(25,000)	2.02	2.60	-
Warrants outstanding at June 30, 2010	391,800	1.87	3.47	6.74
Activity:
Granted	5,000	1.63	4.50	-
Exercised	(12,000)	0.42	2.00	-
Canceled or forfeited	(10,000)	1.21	4.00	-
Warrants outstanding at June 30, 2011	374,800	1.92	3.52	6.02
Warrants exercisable at June 30, 2011	205,900	1.81	3.41	5.44

For the years ended June 30, 2011 and 2010 net cash proceeds from the exercise of employee warrants was approximately $24,000 and $339,000 respectively. The Company received no income tax benefit in 2011 and approximately $23,000 income tax benefit in 2010 from the exercise of employee warrants.

At June 30, 2011, the Company had approximately $297,000 of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 2.4 years. The aggregate intrinsic value of warrants outstanding was approximately $368,000, and the intrinsic value of warrants exercisable was approximately $224,000 at June 30, 2011.

Warrants issued in conjunction with the IPO: In connection with the IPO and the exercise of the over-allotment option, the Company issued to the underwriter warrants to purchase up to 190,000 additional shares of the Company’s common stock at a price of $4.80 per share. These warrants became exercisable in August 2011 and expire in August 2015.

Warrants issued to non-employees for services: In years prior to fiscal 2010, the Company issued warrants to non-employees for services in lieu of cash payments. During the year ended June 30, 2010, a warrant to purchase 5,000 shares was exercised at an exercise price of $3.50 per share. There were no warrants forfeited during the year ended June 30, 2010. At June 30, 2010, the Company had warrants outstanding and exercisable to purchase 20,000 shares of common stock at a weighted-average exercise price of $3.00 per share. These warrants expired during the fiscal year ending June 30, 2011, leaving no remaining non-employee service warrants at June 30, 2011.

Warrants issued with convertible debt: In years prior to fiscal 2010, the Company issued convertible notes payable to certain individual creditors. In conjunction with the issuance of these convertible notes, creditors also received warrants to purchase common stock for an exercise price of $3.00 per share. At June 30, 2011, the Company had approximately 82,000 warrants outstanding and exercisable at a weighted-average exercise price of $3.00 per share. Approximately 37,000 warrants expire in September 2012 and approximately 45,000 expire in September 2015. During the years ended June 30, 2011 and 2010, warrant holders exercised 600 and 13,733 warrants at a weighted-average exercise price of $3.00 and $2.50, respectively. There were no warrants forfeited and cancelled during the years ended June 30, 2011 and 2010.

Note 8.	Income Taxes

Components of the provision for income taxes for the years ended June 30, 2011 and 2010, are as follows:

	Years Ended June 30
	2011	2010
Current	$809,000	$748,000
Deferred	(186,000)	(149,000)
Total	$623,000	$599,000

The total income tax expense differs from the expected tax expense, computed by applying the federal statutory rate to the Company’s income before income taxes, as follows:

	Years Ended June 30
	2011	2010
Tax expense at statutory federal rate	$571,000	$515,000
State income tax benefit, net of federal tax	66,000	55,000
Other permanent items	(14,000)	29,000
Income tax expense	$623,000	$599,000

The significant components of deferred income taxes are as follows:

	June 30
	2011	2010
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable	$324,000	$228,000
Accrued liabilities	411,000	296,000
Property and equipment	(280,000)	(195,000)
Finite-life intangible assets	(62,000)	(60,000)
Warrants	175,000	110,000
Other	(13,000)	(10,000)
Net deferred tax assets	$555,000	$369,000

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

	June 30
	2011	2010
Current assets	$722,000	$514,000
Long-term liabilities	(167,000)	(145,000)
Net deferred tax assets	$555,000	$369,000

The company applies the accounting standard for uncertain tax position pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $20,000 and zero as of June 30, 2011 and 2010, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to fiscal 2008 are no longer open to federal, state and local examination by taxing authorities.

Note 9.	Commitments and Contingencies

Operating Leases: During fiscal year 2011, the Company entered into a financing arrangement to lease certain vehicles under 36 month operating leases. During fiscal year 2011, the Company also entered into two leases for office and warehouse space which require monthly payments that include base rent and the Company’s share of common expenses including property taxes. These leases have escalating payments ranging from approximately $2,700 to $5,200 and expire in July 2013 and July 2016. Rent expense for the year end June 30, 2011 was approximately $124,000.

Approximate future minimum operating lease payments as of June 30, 2011 are as follows:

Year ending June 30:
2012	$211,000
2013	220,000
2014	134,000
2015	57,000
2016	62,000
Total	$684,000

Litigation: Subsidiaries of Hill-Rom Holdings, Inc., (collectively, “Hill-Rom”) brought an action on August 21, 2009, against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest”. For years ended June 30, 2011 and 2010, the Company incurred and capitalized costs of approximately $283,000 and $880,000, respectively, in defending this trademark. On September 30, 2010, the parties reached a settlement to the lawsuit without a material impact to the Company. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® trademark.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) profit sharing plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed 4 percent of annual compensation. Total employer contributions to this plan for the years ended June 30, 2011 and 2010 were approximately $157,000 and $125,000, respectively.

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

On August 19, 2011, the Company entered into a Transition Agreement with Terry Belford, its Chief Financial Officer, pursuant to which he will retire effective on the earlier of October 31, 2011 or the date on which a new Chief Financial Officer commences employment. The Company expects to enter into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which will supersede Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release will provide that Mr. Belford will receive approximately $175,000 as payment for accrued but unused vacation, separation and bonus pay which will be paid during fiscal year 2012. In exchange, Mr. Belford will execute a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement, and will provide consulting and transition through December 31, 2011.

Note 10.	Related Parties

The Company uses a related-party service provider, a director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s chief executive officer is also the president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider. The Company has an agreement with the service provider which provides that the service provider will perform 80 hours per week of research and development work in exchange for a monthly fee, in the amount of $30,000 through December 2012. The Company does not have exposure or commitments with this service provider beyond this agreement. For the years ended June 30, 2011 and 2010, expenses for these services totaled approximately $369,000 and $280,000, respectively, and such expenses are included in research and development expense in the income statement.

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011. The Company has made payments to the supplier of approximately $611,000 and $409,000 during 2011 and 2010 fiscal years, respectively. Also see Notes 1 and 5 for additional related party transactions with Company directors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Auditor Attestation

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

          (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

          (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

          (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

          Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, management has concluded that, as of June 30, 2011 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

          None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

          Other than the information included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is set forth at the end of Part I, the information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Compliance With Section 16(a) of the Exchange Act,” and “Security Ownership of Principal Shareholders, Directors and Management” in our definitive proxy statement for our Fiscal 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

          The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance–Personnel and Compensation Committee” in our definitive proxy statement for our Fiscal 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Principal Shareholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Fiscal 2012 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

          The information required by Item 13 is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Certain Transactions and Business Relationships” in our definitive proxy statement for our Fiscal 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

          The information required by Item 14 is incorporated herein by reference to the sections labeled “Ratification of the Appointment of McGladrey & Pullen, LLP as the Company’s Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for our Fiscal 2012 Annual Meeting of Shareholders.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Report:

		•	Report of McGladrey & Pullen, LLP on Consolidated Financial Statements as of and for the years ended June 30, 2011 and 2010

		•	Consolidated Balance Sheets as of June 30, 2011 and 2010

		•	Consolidated Statements of Income for each of the two years in the period ended June 30, 2011

		•	Consolidated Statements of Equity for each of the two years in the period ended June 30, 2011

		•	Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 2011

		•	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8: Not applicable.

	(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: September 14, 2011	/s/ Robert D. Hansen
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

Signature	Title	Date

/s/ Robert D. Hansen	Co-Founder, Chairman and Chief Executive Officer	September 14, 2011
Robert D. Hansen	(principal executive officer)

/s/ Terry M. Belford	Chief Financial Officer	September 14, 2011
Terry M. Belford, CPA, CMA	(principal financial officer)

/s/ Jeremy T. Brock	Financial Controller	September 14, 2011
Jeremy T. Brock	(principal accounting officer)

/s/ Craig N. Hansen	Co-Founder and Director	September 14, 2011
Craig N. Hansen

/s/ Stephen H. Craney	Director	September 14, 2011
Stephen H. Craney

/s/ William V. Eckles	Director	September 14, 2011
William V. Eckles

/s/ Thomas M. Hagedorn	Director	September 14, 2011
Thomas M. Hagedorn

/s/ Darrel L. Kloeckner	Director	September 14, 2011
Darrel L. Kloeckner

/s/ Dr. George H. Winn, DDS	Director	September 14, 2011
Dr. George H. Winn, DDS

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-K

Exhibit Number	Description

3.1	Articles of Incorporation of Electromed, Inc., as amended.(a)

3.2	Bylaws of Electromed, Inc.(a)

3.3

Amendment No. 3 to Articles of Incorporation of Electromed, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

4.1	Specimen Common Stock Certificate.(b)

10.1	Credit Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank, N.A.(a)

10.2	$3,500,000 Revolving Note, dated December 9, 2009, payable to U.S. Bank, N.A.(a)

10.3	$1,520,000 Term Loan A, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.4	$1,000,000 Term Loan B, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.5	Security Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.6	Security Agreement, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank N.A.(a)

10.7	Pledge Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.9	Guaranty, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank, N.A.(a)

10.10	Environmental and ADA Indemnification Agreement dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.11	Form of Assignment of Patent Application.*

10.12	Employment Agreement, dated January 1, 2010, between Electromed, Inc. and Robert D. Hansen.(a)**

10.13	Employment Agreement, dated January 1, 2010, between Electromed, Inc. and Terry Belford.(a)**

10.14	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated January 1, 2010 between Electromed, Inc. and Robert D. Hansen.(a)**

10.15	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated January 1, 2010, between Electromed, Inc. and Terry Belford(a).**

10.16	Unit Purchase Agreement, dated March 2, 2010, between Electromed, Inc. and Robert D. Hansen.(a)

10.17	Letter Agreement dated February 16, 2010, between Electromed, Inc. and Hansen Engine Technologies, Inc.(c)

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

10.21

Warrant Agreement between Electromed, Inc. and Feltl and Company, Inc. dated August 18, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2010.

10.22

Letter dated September 23, 2010 from U.S. Bank, N.A. regarding waiver of Event of Default under Credit Agreement, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission on September 28, 2010.

10.23

Warrant Agreement between Electromed, Inc. and Feltl and Company, Inc. dated September 28, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2010.

10.24

First Amendment to Credit Agreement between Electromed, Inc. and U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

10.25

Summary of Director Compensation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 13, 2011.**

10.26

Employment Offer Letter from Electromed, Inc. to Dr. James J. Cassidy, incorporated herein by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2011.**

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