Form 10-Q
period 2011-09-30
Electromed, Inc.
filed 2011-11-10
CIK 1488917

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No.:   001-34839

Electromed, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

500 Sixth Avenue NW
 New Prague, MN 56071
(Address of principal executive offices, including zip code)

(952) 758-9299
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 8,101,085 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 8, 2011.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30	June 30
	2011	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,946,173	$4,091,739
Accounts receivable (net of allowances for doubtful accounts of $45,000)	10,400,466	9,593,105
Inventories	2,163,802	1,855,957
Prepaid expenses and other current assets	419,203	371,257
Deferred income taxes	722,000	722,000
Total current assets	16,651,644	16,634,058
Property and equipment, net	3,070,662	2,807,082
Finite-life intangible assets, net	1,227,572	1,235,828
Other assets	217,907	191,964
Total assets	$21,167,785	$20,868,932

Liabilities and Shareholders’ Equity
Current Liabilities
Revolving line of credit	$1,768,128	$1,768,128
Current maturities of long-term debt	403,745	438,267
Accounts payable	758,986	733,621
Accrued compensation	906,425	868,229
Warranty reserve	475,019	444,096
Other accrued liabilities	174,613	161,166
Total current liabilities	4,486,916	4,413,507
Long-term debt, less current maturities	1,506,654	1,582,102
Deferred income taxes	167,000	167,000
Total liabilities	6,160,570	6,162,609

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares;
issued and outstanding: 8,101,085 and 8,100,485 shares respectively	81,011	81,005
Additional paid-in capital	12,827,215	12,794,368
Retained earnings	2,098,989	1,853,450
Common stock subscriptions receivable for 15,000 shares outstanding as of June 30, 2011	-	(22,500)
Total shareholders’ equity	15,007,215	14,706,323
Total liabilities and shareholders’ equity	$21,167,785	$20,868,932

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Net revenues	$5,378,918	$4,165,429
Cost of revenues	1,321,318	1,231,690
Gross profit	4,057,600	2,933,739

Operating expenses
Selling, general and administrative	3,397,553	2,487,595
Research and development	207,585	198,386
Total operating expenses	3,605,138	2,685,981
Operating income	452,462	247,758
Interest expense, net of interest income of $2,027 and $1,971 respectively	43,923	59,688
Net income before income taxes	408,539	188,070

Income tax expense	(163,000)	(76,000)
Net income	$245,539	$112,070

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted-average Electromed, Inc. common shares outstanding:
Basic	8,100,915	6,986,798
Diluted	8,119,190	7,002,904

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$245,539	$112,070
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	90,552	78,684
Amortization of finite-life intangible assets	30,006	25,721
Amortization of debt issuance costs	3,297	13,408
Share-based compensation expense	31,053	42,900
Loss on disposal of property and equipment	9,864	2,385
Changes in operating assets and liabilities:
Accounts receivable	(807,361)	(470,716)
Inventories	(307,845)	35,730
Prepaid expenses and other assets	(77,186)	(96,234)
Accounts payable and accrued liabilities	(40,754)	194,943
Net cash used in operating activities	(822,835)	(61,109)

Cash Flows From Investing Activities
Expenditures for property and equipment	(215,311)	(97,544)
Expenditures for finite-life intangible assets	(21,750)	(196,332)
Net cash used in investing activities	(237,061)	(293,876)

Cash Flows From Financing Activities
Net borrowings on revolving line of credit	-	(500,000)
Principal payments on long-term debt including capital lease obligations	(109,970)	(105,428)
Payments of deferred financing fees	-	(4,659)
Proceeds from warrant exercises	1,800	-
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,229,882	-	6,370,118
Proceeds from subscription notes receivable	22,500	-
Net cash provided by (used in) financing activities	(85,670)	5,760,031
Net increase (decrease) in cash and cash equivalents	(1,145,566)	5,405,046
Cash and cash equivalents
Beginning of period	4,091,739	610,727
End of period	$2,946,173	$6,015,773

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X, Rule 10-01.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports.  This interim report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Principles of consolidation:   The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three months ended September 30, 2011 and the year ended June 30, 2011.

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

Net income per common share:  Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  The diluted net income per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.  For the three months ended September 30, 2011 and 2010, common stock equivalents of 537,800 and 45,000, respectively, were excluded from the calculation of diluted earnings per share as their impact was antidilutive.

Reclassifications:  Certain items in the fiscal 2010 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2011.  The fiscal 2010 reclassifications had no impact on previously reported net income or shareholders’ equity.

Note  2.  Inventories

The components of inventory were approximately as follows:
	September 30,	June 30,
	2011	2011
Parts inventory	$1,346,000	$1,055,000
Work in process	234,000	118,000
Finished goods	614,000	713,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,164,000	$1,856,000

Note 3.  Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $258,000 and $228,000 at September 30, 2011 and June 30, 2011, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30,	Year Ended June 30,
	2011	2011
Balance, beginning	$1,236,000	$1,056,000
Additions	22,000	294,000
Amortization expense	(30,000)	(114,000)
Balance, ending	$1,228,000	$1,236,000

Additions for the year ended June 30, 2011 consisted primarily of legal defense costs associated with a trademark infringement lawsuit which the Company successfully defended, as discussed further in Note 8.

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

	Three Months Ended	Year Ended
	September 30, 2011	June 30, 2011
Beginning warranty reserve	$444,000	$363,000
Accrual for products sold	85,000	222,000
Expenditures and costs incurred for warranty claims	(54,000)	(141,000)
Ending warranty reserve	$475,000	$444,000

Note 5.  Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rate for the three months ended September 30, 2011 and 2010 was 39.9% and 40.0% respectively.

Note 6.  Financing Arrangements

On November 8, 2011, the Company entered into an amended and restated credit agreement which amended and restated the prior credit agreement dated December 9, 2009. The agreement provides for a $6,000,000 revolving line of credit, an increase of $2,500,000 from the revolving line of credit in the prior credit agreement, which will expire on December 31, 2012, if not earlier renewed. The amount available for borrowing is limited to 60% of eligible accounts receivable less the outstanding balance on the Company’s 4.28% term note due December 2012. Interest on advances accrues at LIBOR plus 2.75% and is payable monthly.  The agreement contains certain financial and nonfinancial covenants which, among others, require the Company to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restrict the payment of dividends.

Note 7.  Common Stock

Sales of common stock: On August 13, 2010 the Company completed an initial public stock offering (IPO) of 1,700,000 shares of common stock at an offering price of $4.00 per share.  In addition, on September 28, 2010 the underwriter in the IPO acquired an additional 200,000 shares at $4.00 per share pursuant to the exercise of a portion of its over-allotment option.  After deducting the payment of underwriter discounts, commissions and offering costs, the net proceeds from the sale of shares in the IPO was approximately $5,946,000.

Note 8.  Commitments and Contingencies

Litigation: Subsidiaries of Hill-Rom Holdings, Inc. (collectively, “Hill-Rom”) brought an action on August 21, 2009 against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest.”  On September 30, 2010, the parties reached a settlement to the lawsuit without a material impact to the Company. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® trademark. For the quarter ended September 30, 2010, the Company incurred and capitalized costs of approximately $275,000 in defending this trademark.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 9.  Related Parties

The Company uses a related-party service provider, a director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s chief executive officer is also the president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider. The Company has an agreement with the service provider which provides that the service provider will perform 80 hours per week of research and development work in exchange for a monthly fee in the amount of $30,000 through December 2012. For each of the quarters ended September 30, 2011 and 2010, expenses for these services totaled approximately $90,000 and such expenses are included in research and development expense in the income statement.

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011.  For the quarters ended September 30, 2011 and 2010, the Company made payments to the supplier of approximately $144,000 and $104,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  Our forward-looking statements in this report primarily relate to the following: our ability to receive reimbursement for our products and the effect of reimbursement on long-term margins; our ability to gain market share; the impact of our business strategy on revenues and earnings, including the expected contributions of new members of our sales staff; expected expenditures for research and development; anticipated expenses related to our intellectual property and expectations regarding use of our intellectual property; future innovations in our product offerings; our expectations regarding the continued use of proceeds from our initial public offering and our sources of funds for future equipment purchases; and our beliefs regarding the sufficiency of working capital and our ability and intention to obtain financing.  These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

You should read this report thoroughly with the understanding that our actual results and actions may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to recruit, train and retain an effective sales force, reimbursement staff, and patient services staff; our ability to protect our intellectual property; the effect of litigation, including legal expenses, which may arise with respect to our intellectual property in the ordinary course of business or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; and general economic and business conditions.

Overview

Electromed, Inc. (“we,” “us,” “our,” “the Company,” or “Electromed”) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages.

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The critical accounting policies used in the preparation of the financial statements as of September 30, 2011 have remained unchanged from June 30, 2011.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes, and warranty liability.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)
Total Revenue	$5,379	$4,165	$1,214	29.1%

Home Care Revenue	$5,132	$3,803	$1,329	34.9%

International Revenue	$37	$159	$(122)	(76.7)%

Government/Institutional Revenue	$210	$203	$7	3.4%

Home Care Revenue. Home care revenue was approximately $5,132,000 for the three months ended September 30, 2011, representing an increase of approximately $1,329,000, or 34.9%, compared to the same period in 2010.  This resulted from a 17.6% increase in referrals, from 592 in the three months ended September 30, 2010, to 696 in the same period in the current year. The increase in revenues and referrals reflects an increase in the existing sales staff from 18 full time equivalents (“FTEs”) in the three months ended September 30, 2010, to 23 in the same period in the current year.  A larger sales force has allowed us to expand our presence into new territories and to increase our penetration in territories in which we have previously sold the SmartVest System.

International Revenue. International revenue was approximately $37,000 for the three months ended September 30, 2011, representing a decrease of approximately $122,000, or 76.7%, compared to the same period in 2010. This resulted primarily from a decrease in sales to Europe, from approximately $84,000 in the three months ended September 30, 2010 to approximately $3,000 in the comparable period in 2011, and a decrease in sales to Asia, from approximately $67,000 in the three months ended September 30, 2010 to approximately $34,000 in the comparable period in 2011.  Sales to other regions decreased by approximately $8,000 during this period from 2010 to 2011.  Management believes the decrease in international sales has been affected by conditions in the current global economy, including the European sovereign debt situation and related austerity measures.  Management continues to explore international opportunities while focusing on continued domestic sales growth.

Government/Institutional Revenue. Government/institutional revenue was approximately $210,000 for the three months ended September 30, 2011, representing an increase of approximately $7,000, or 3.4%, compared to approximately $203,000 during the same period in 2010.  This resulted from a $54,000 increase in sales to distributors, group purchasing organization (“GPO”) members, and other institutions which increased to approximately $178,000 for the three months ended September 30, 2011, from approximately $124,000 during the same period the prior year as the efforts of our larger sales force continued to produce higher Institutional sales.  The increase in Institutional sales was offset by a decrease in Government sales of $47,000 from approximately $79,000 in the three months ended September 30, 2010 to approximately $32,000 in the comparable period in 2011.

Gross Profit

Gross profit increased to approximately $4,058,000, or 75.4% of net revenues, for the three months ended September 30, 2011, from approximately $2,934,000, or 70.4% of net revenues in the same period in 2010. The increase in gross profit dollars resulted primarily from the increase in sales volume. The increase in gross profit percentage was primarily the result of higher than average reimbursement from the mix of referrals during the three month period. Factors such as diagnoses that are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis. However, management does not believe the results of the quarter ended September 30, 2011, are indicative of a long-term increase in margins.

Operating expenses

Selling, general and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were approximately $3,398,000 for the three months ended September 30, 2011, representing an increase of approximately $910,000, or 36.6%, compared to SG&A expenses of approximately $2,488,000 for the same period the prior year.  Payroll and compensation-related expenses were approximately $1,624,000 for the three months ended September 30, 2011, representing an increase of approximately $476,000, or 41.5%, compared to approximately $1,148,000 in the same period the prior year.  This increase primarily resulted from a 41.1% increase in employees in our reimbursement, sales, administrative, and patient services departments from 43 SG&A FTEs at September 30, 2010 compared to an average of 61 SG&A FTEs during the same period in the during 2011.

 Health insurance costs for FTEs were approximately $124,000 for the three months ended September 30, 2011, representing a decrease of approximately $34,000, or 21.5%, from approximately $158,000 in 2010.  This decrease resulted primarily from management adjusting the employee participation amount of the health insurance cost.  Travel, meals and entertainment, and trade show expenses were approximately $476,000 in the three months ended September 30, 2011, representing an increase of approximately $106,000, or 28.6%, compared to approximately $370,000 in the same period in the prior year.  This increase was primarily due to the 45.0% increase in the size of the sales force and an increase in the overall number of trade shows in which Electromed participated.

Advertising and marketing expenses for the three months ended September 30, 2011 were approximately $362,000, an increase of approximately $55,000, or 17.9%, compared to approximately $307,000 in the same period the prior year.  These increased expenditures related to providing marketing support to the larger sales team.

Patient training expenses for the three months ended September 30, 2011 were approximately $128,000, an increase of approximately $28,000, or 28.0%, compared to approximately $100,000 in the same period the prior year.  These increases reflected the increased volume of home care patient referrals for the three months ended September 30, 2011 compared to the same period in the prior year.

Professional fees for the three months ended September 30, 2011 were approximately $322,000, an increase of approximately $205,000 compared to approximately $117,000 in the same period in the prior year.  These fees are for services related to reporting requirements, expenses related to information technology security and backup, interim consulting expenses, and expenses for printing and other shareowner services.

Research and development expenses. Research and development expenses were approximately $208,000 for the three months ended September 30, 2011, representing an increase of approximately $10,000, or 5.1%, compared to approximately $198,000 in the same period the prior year.  Research and development costs for the three months ended September 30, 2011 were 3.9% of revenue, compared to 4.8% of revenue in the same period the prior year.  As a percentage of sales, management expects to spend at least 5.0% of sales on R&D expenses for the foreseeable future.

Interest expense

Interest expense was approximately $46,000 for the three months ended September 30, 2011, representing a decrease of approximately $16,000, or 25.8%, compared to approximately $62,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and a decrease in the amount of debt issuance costs amortized during the period.

Income tax expense

Income tax expense is estimated at approximately $163,000 for the three months ended September 30, 2011 compared to $76,000 in the same period in the prior year.   The effective tax rates for the three months ended September 30, 2011 and September 30, 2010 were 39.9% and 40.0%, respectively.

Net income

Net income for the three months ended September 30, 2011 was approximately $246,000, or 4.6% of revenues, compared to approximately $112,000, or 2.7% of revenues, for the same period the prior year. The increase in net income as a percentage of revenues primarily resulted from increases in sales volume partially offset by increases in expenses designed to develop, support and maintain a higher sales level.  Management continues to believe the increases in sales force, reimbursement and production personnel, coupled with an aggressive expansion of marketing and research and development efforts, will provide an infrastructure for continued sales growth.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2011, net cash used in operating activities was approximately $823,000.  Cash flows used by operations consisted of approximately $246,000 in net income, adjusted for non-cash expenses of approximately $164,000, offset by increases in accounts receivable, inventory, and prepaid expenses of $807,000, $308,000, and $77,000, respectively. In addition, trade payables and other accrued liabilities decreased approximately $41,000.

For the three months ended September 30, 2010, our net cash used in operating activities was approximately $61,000. Cash flows used by operations were primarily a result of net income adjusted for non-cash expenses of approximately $275,000, a decrease of approximately $36,000 in inventory and an increase in trade payables and other accrued liabilities of approximately $194,000, offset by an increase in accounts receivable of approximately $471,000 and an increase in prepaid expenses of approximately $96,000.

Management believes that the net cash used in operating activities during the three months ended September 30, 2011 was attributable, in part, to the continued investment in sales and marketing designed to increase sales, combined with the normal lag in collecting accounts receivable from third-party payers, as demonstrated by the increase in accounts receivable of approximately $807,000 for the three months ended September 30, 2011, as compared to approximately $470,000 for the three months ended September 30, 2010.

Cash Flows from Investing Activities

For the three months ended September 30, 2011, cash used in investing activities was approximately $237,000. During this period we paid approximately $215,000 for purchases of property and equipment, including $99,000 for converting approximately 10,000 square feet of a newly leased building to office space. We also paid approximately $22,000 for patent related costs.

For the three months ended September 30, 2010, cash used in investing activities was approximately $294,000. During the period we paid approximately $196,000 in costs related to defending our SmartVest trademark and approximately $98,000 for purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended September 30, 2011, cash used in financing activities was approximately $86,000. We received approximately $24,000 from warrant exercises and receipts on subscription notes receivable, offset by principal payments on long-term debt of approximately $110,000.

For the three months ended September 30, 2010, cash provided by financing activities was approximately $5,760,000, consisting of approximately $7,600,000 gross proceeds from the issuance of common stock in our initial public offering (“IPO”), offset by approximately $1,230,000 of IPO expenses paid during the fiscal quarter, payments on our revolving credit line of $500,000 and principal payments on long-term debt of approximately $105,000.

Adequacy of Capital Resources

Based on our current operational performance, we believe our cash and available borrowings under the existing credit facility will adequately provide our liquidity needs for, at a minimum, the next twelve months. As set forth below, we renewed our line of credit with U.S. Bank, National Association on November 8, 2011. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Our primary capital requirements relate to adding employees in our Reimbursement, Patient Services and Administrative Departments; adding members to our sales force; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

For the first three months of fiscal years 2011 and 2010, we spent approximately $215,000 and $98,000 on property and equipment, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

On November 8, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (“U.S. Bank”) that provides for an increase in the revolving line of credit to $6,000,000, an increase of $2,500,000 over the prior credit agreement, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). Interest on the operating line of credit accrues at LIBOR plus 2.75% (3.00% at September 30, 2011) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit will expire on December 31, 2012, if not earlier renewed.  The prior line of credit would have expired on November 30, 2011 had it not been renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of September 30, 2011, we had approximately $1,768,000 outstanding on the operating line of credit and approximately $1,846,000 outstanding on the term loan debt for a total amount outstanding under the U.S. Bank credit facility of $3,614,000. As of September 30, 2011, we had net unused availability of $1,732,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

The agreement governing the credit facility contains certain covenants that restrict our ability to, among other things, pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and total cash flow leverage ratios. We were in compliance with all requirements under the prior credit facility as of September 30, 2011.

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

In connection with the employment agreement we entered into with our Chief Executive Officer on January 1, 2010, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. With respect to a resignation upon a change in control, the amount of the severance payment would be equal to two times the annual base salary then in effect. With respect to a termination without cause, the amount of the severance payment would be equal to the base salary of the executive then in effect. In each instance, the executive would also be entitled to a pro rata portion of any earned but unpaid incentive compensation at the time of termination, the severance would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

In connection with the employment agreement we entered into with our new Chief Financial Officer on October 18, 2011, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. With respect to a resignation upon a change in control or a termination without cause, the amount of the severance payment would be an amount equal to his ending base salary from the date of termination through the expiration of the then-current term.  The first term of the agreement ends the last day of the calendar year 2010 and will automatically renew for successive one calendar year periods beyond the expiration of the initial term unless terminated pursuant to the terms of the agreements. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

On August 19, 2011, we entered into a Transition Agreement with our former Chief Financial Officer, pursuant to which he retired effective on October 18, 2011, the date on which our new Chief Financial Officer commenced employment. We entered into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which supersedes Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release provides that Mr. Belford will receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the calendar year 2011 bonus payment, which will be paid in a lump sum on the first day of the seventh month following the effective date of Mr. Belford’s retirement. In exchange, Mr. Belford executed a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, and will provide consulting and transition services as reasonably requested by the Company through December 31, 2011.

Certain Information Concerning Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period subject to this Report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first three months of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in Part II, Item I of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, we reached a definitive settlement agreement on September 30, 2010 with respect to our litigation with Hill-Rom Services, Inc., ARI, Hill-Rom Company, Inc., and Hill-Rom Services Pte. Ltd. (collectively, “Hill-Rom”). The terms of the settlement are confidential.  We have no plans to change our use of the SmartVest® marks.

Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In July 2011, we issued 600 shares of common stock to an existing shareholder pursuant to a warrant exercise, for aggregate cash consideration of $1,800. The transaction did not involve an underwriter. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, because the issuance did not involve a public offering, the recipient acquired the shares for investment and not resale, and we have taken appropriate measures to restrict transfer.

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

As of September 30, 2011, we used approximately $3,958,000 in net proceeds, an increase of approximately $861,000, compared to $3,097,000 used as of June 30, 2011. During the three months ended September 30, 2011, we have made net payments of approximately $110,000 on our term debt with U.S. Bank. In addition, we used approximately $223,000 to fund the addition of employees to our Reimbursement, Patient Service, and Administrative Departments; approximately $75,000 to add members to our sales force; and approximately $220,000 for expenses associated with being a public company, such as legal, accounting, and other professional fees. We used approximately $142,000 to purchase property and equipment including $99,000 for converting approximately 10,000 square feet of a newly leased building to office space to support the increase in the number of employees at our corporate facility.

Finally, we used approximately $91,000 of the net proceeds from the IPO to fund an increase in our research and development efforts. A portion of this amount was paid to Hansen Engine Corporation, a research and development company that provides us with engineering services pursuant to a Letter Agreement dated February 16, 2010. Robert D. Hansen, Craig N. Hansen, and Thomas M. Hagedorn are shareholders and directors of Hansen Engine Corporation, and Robert D. Hansen serves as President and Chief Executive Officer of that entity. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: November 10, 2011	/s/ Robert D. Hansen
Robert D. Hansen, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1*	Transition Agreement dated August 19, 2011 between the Company and Terry Belford.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

* Management compensatory plan or agreement.