Form 10-Q
period 2011-12-31
Electromed, Inc.
filed 2012-02-14
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 8, 2012.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,745,468	$4,091,739
Accounts receivable (net of allowances for doubtful accounts of $45,000)	10,704,705	9,593,105
Inventories	2,397,634	1,855,957
Prepaid expenses and other current assets	466,976	371,257
Deferred income taxes	722,000	722,000
Total current assets	16,036,783	16,634,058
Property and equipment, net	3,255,311	2,807,082
Finite-life intangible assets, net	1,198,279	1,235,828
Other assets	239,332	191,964
Total assets	$20,729,705	$20,868,932

Liabilities and Shareholders’ Equity
Current Liabilities
Revolving line of credit	$1,768,128	$1,768,128
Current maturities of long-term debt	437,297	438,267
Accounts payable	623,370	733,621
Accrued compensation	702,274	868,229
Warranty reserve	469,624	444,096
Other accrued liabilities	68,753	161,166
Total current liabilities	4,069,446	4,413,507
Long-term debt, less current maturities	1,426,934	1,582,102
Deferred income taxes	167,000	167,000
Total liabilities	5,663,380	6,162,609

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,102,252 and 8,100,485 shares respectively	81,023	81,005
Additional paid-in capital	12,861,759	12,794,368
Retained earnings	2,123,543	1,853,450
Common stock subscriptions receivable for 15,000 shares outstanding as of June 30, 2011	—	(22,500)
Total shareholders’ equity	15,066,325	14,706,323
Total liabilities and shareholders’ equity	$20,729,705	$20,868,932

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Net revenues	$4,790,344	$4,685,546	$10,169,262	$8,850,975
Cost of revenues	1,310,416	1,145,391	2,631,734	2,377,092
Gross profit	3,479,928	3,540,155	7,537,528	6,473,883

Operating expenses
Selling, general and administrative	3,129,447	2,778,415	6,527,000	5,265,999
Research and development	250,339	218,703	457,924	417,089
Total operating expenses	3,379,786	2,997,118	6,984,924	5,683,088
Operating income	100,142	543,037	552,604	790,795
Interest expense, net of interest income of $1,634, $4,017, $3,662, and $5,988 respectively	43,588	53,165	87,511	112,852
Net income before income taxes	56,554	489,872	465,093	677,943

Income tax expense	(32,000)	(198,000)	(195,000)	(274,000)
Net income	$24,554	$291,872	$270,093	$403,943

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic	$0.00	$0.04	$0.03	$0.05
Diluted	$0.00	$0.04	$0.03	$0.05

Weighted-average Electromed, Inc. common shares outstanding:
Basic	8,101,745	8,087,885	8,101,330	7,537,342
Diluted	8,125,458	8,115,621	8,121,971	7,573,453

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$270,093	$403,943
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	193,790	162,010
Amortization of finite-life intangible assets	60,199	54,784
Amortization of debt issuance costs	6,066	27,593
Share-based compensation expense	62,108	86,260
Loss on disposal of property and equipment	9,865	5,653
Changes in operating assets and liabilities:
Accounts receivable	(1,111,600)	(1,271,774)
Inventories	(541,677)	(64,429)
Prepaid expenses and other assets	(138,627)	4,769
Accounts payable and accrued liabilities	(343,091)	355,257
Net cash used in operating activities	(1,532,874)	(235,934)

Cash Flows From Investing Activities
Expenditures for property and equipment	(618,966)	(208,253)
Expenditures for finite-life intangible assets	(22,650)	(648,616)
Net cash used in investing activities	(641,616)	(856,869)

Cash Flows From Financing Activities
Net payments on revolving line of credit	—	(500,000)
Principal payments on long-term debt including capital lease obligations	(189,056)	(215,708)
Payments of deferred financing fees	(10,526)	(4,659)
Proceeds from warrant exercises	5,301	—
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,236,287	—	6,363,713
Proceeds from subscription notes receivable	22,500	—
Net cash provided by (used in) financing activities	(171,781)	5,643,346
Net increase (decrease) in cash and cash equivalents	(2,346,271)	4,550,543
Cash and cash equivalents
Beginning of period	4,091,739	610,727
End of period	$1,745,468	$5,161,270

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

Principles of consolidation:   The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and six months ended December 31, 2011 and the year ended June 30, 2011.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, warranty reserve and income taxes.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 537,800 and 547,800 were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2011 and 2010, respectively, as their impact was antidilutive.

Note 2.    Inventories

The components of inventory were approximately as follows:

	December 31, 2011	June 30, 2011
Parts inventory	$1,378,000	$1,055,000
Work in process	135,000	118,000
Finished goods	915,000	713,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,398,000	$1,856,000

Note 3.    Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $288,000 and $228,000 at December 31, 2011 and June 30, 2011, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Balance, beginning	$1,236,000	$1,056,000
Additions	22,000	294,000
Amortization expense	(60,000)	(114,000)
Balance, ending	$1,198,000	$1,236,000

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

	Six Months Ended	Year Ended
	December 31, 2011	June 30, 2011
Beginning warranty reserve	$444,000	$363,000
Accrual for products sold	122,000	222,000
Expenditures and costs incurred for warranty claims	(96,000)	(141,000)
Ending warranty reserve	$470,000	$444,000

Note 5.    Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the six months ended December 31, 2011 and 2010 was 41.9% and 40.4%, respectively.

Note 6.    Financing Arrangements

On November 8, 2011, the Company entered into an amended and restated credit agreement which amended its revolving line of credit agreement. The agreement provides for a $6,000,000 revolving line of credit with interest on advances accruing at LIBOR plus 2.75% payable monthly, an increase of $2,500,000 from the revolving line of credit in the prior credit agreement. On December 30, 2011 the Company entered into the first amendment to the amended and restated credit agreement which extended the expiration date to December 31, 2013, and adjusted the interest rate to LIBOR plus 3.08%. The amount available for borrowing is limited to 60% of eligible accounts receivable less the outstanding balance on the Company’s 4.28% term note due December 2012. The agreement contains certain financial and nonfinancial covenants which, among others, require the Company to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restrict the payment of dividends.

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

Note 8.    Commitments and Contingencies

Litigation: Subsidiaries of Hill-Rom Holdings, Inc. (collectively, “Hill-Rom”) brought an action on August 21, 2009 against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest.” On September 30, 2010, the parties reached a settlement to the lawsuit without a material impact to the Company. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® trademark. For the six months ended December 31, 2010, the Company incurred and capitalized costs of approximately $283,000 in defending this trademark.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 9.    Related Parties

The Company uses a related-party service provider, a director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s chief executive officer is also the president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider. The Company had an agreement with the service provider which provided 80 hours per week of research and development work in exchange for a monthly fee of $30,000 through December 2011. The agreement, which remains in effect for successive six-month terms until terminated by either party, was renewed at December 31, 2011. Beginning January 1, 2012 the service provider will perform 40 hours per week of research and development work in exchange for a monthly fee of $15,000 through June 30, 2012. For the six months ended December 31, 2011 and 2010, expenses for these services totaled approximately $180,000, and such expenses are included in research and development expense in the income statement.

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011. For the six months ended December 31, 2011 and 2010, the Company made payments to the supplier of approximately $324,000 and $219,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our ability to receive reimbursement for our products and the effect of reimbursement on long-term margins; our ability to gain market share; the impact of our business strategy on revenues and earnings, including the expected contributions of new members of our sales staff; expected expenditures for research and development; anticipated expenses related to our intellectual property and expectations regarding use of our intellectual property; future innovations in our product offerings; our expectations regarding the continued use of proceeds from our initial public offering; and our beliefs regarding the sufficiency of working capital and our ability and intention to renew or obtain financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The critical accounting policies used in the preparation of the financial statements as of and for the three and six month periods ended December 31, 2011, have remained unchanged from June 30, 2011.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues

Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,
	2011	2011	Increase (Decrease)
Total Revenue	$4,790	$4,686	$104	2.2%

Home Care Revenue	$4,298	$4,246	$52	1.2

International Revenue	$192	$199	$(7)	(3.5)%

Government/Institutional Revenue	$300	$241	$59	24.5%

Home Care Revenue. Home care revenue was approximately $4,298,000 for the three months ended December 31, 2011, representing an increase of approximately $52,000, or 1.2%, compared to the same period in 2010. The change in revenues reflects an increase in the existing sales staff from 21 full time equivalents (“FTEs”) in the three months ended December 31, 2010, to 25 in the same period in the current year partially offset by turnover in Clinical Area Managers (CAMs) of 16%, or four CAMs, during the quarter. A larger sales force has allowed us to introduce our product into new territories.

International Revenue. International revenue was approximately $192,000 for the three months ended December 31, 2011, representing a decrease of approximately $7,000, or 3.5%, compared to the same period in 2010. This decrease resulted primarily from a decrease in sales to Europe, from approximately $98,000 in the three months ended December 31, 2010 to approximately $54,000 in the comparable period in the current year, and a decrease in sales to Asia, from approximately $101,000 in the three months ended December 31, 2010 to approximately $92,000 in the comparable period in the current year. The decreases in sales to Europe and Asia were offset by an increase in sales to other regions by approximately $46,000 during this period from 2010 to 2011. The sales to other regions are made up primarily of sales to Argentina of approximately $36,000. Management believes the decrease in international sales has been driven by conditions in the current global economy, including the European sovereign debt situation and related austerity measures. Management continues to explore international opportunities while focusing on continued domestic sales growth.

Government/Institutional Revenue. Government/institutional revenue was approximately $300,000 for the three months ended December 31, 2011, representing an increase of approximately $59,000, or 24.5%, compared to approximately $241,000 during the same period in 2010. This resulted from a $61,000 increase in sales to the U.S. Department of Veterans Affairs and other government entities which increased to approximately $79,000 for the three months ended December 31, 2011, from approximately $18,000 during the same period the prior year as the efforts of our larger sales force continued to produce higher governmental sales. The increase in Institutional sales was offset by a decrease in sales to distributors, group purchasing organization (“GPO”) members, and other institutions of $2,000, from approximately $223,000 in the three months ended December 31, 2010 to approximately $221,000 in the comparable period in the current year.

Gross Profit

Gross profit decreased to approximately $3,480,000, or 72.6% of net revenues, for the three months ended December 31, 2011, from approximately $3,540,000, or 75.6% of net revenues, in the same period in 2010. The decrease in gross profit percentage was primarily the result of a change in average reimbursement from the mix of referrals during the three month period. Factors such as diagnoses that are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis. However, management does not believe the results of the quarter ended December 31, 2011, are indicative of a long-term trend in decreasing margins.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $3,129,000 for the three months ended December 31, 2011, representing an increase of approximately $351,000, or 12.6%, compared to SG&A expenses of approximately $2,778,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,496,000 for the three months ended December 31, 2011, representing an increase of approximately $293,000, or 24.3%, compared to approximately $1,203,000 in the same period the prior year. This increase primarily resulted from a 34.5% increase in employees in our reimbursement, sales, administrative, and patient services departments from 45 SG&A FTEs for the three months ended December 31, 2010 compared to 61 SG&A FTEs during the same period in the current year.

Health insurance costs for FTEs were approximately $134,000 for the three months ended December 31, 2011, representing a decrease of approximately $38,000, or 22.1%, from approximately $172,000 for the same period in 2010. This decrease resulted primarily from management adjusting the employee participation amount of the health insurance cost. Travel, meals and entertainment, and trade show expenses were approximately $465,000 in the three months ended December 31, 2011, representing an increase of approximately $50,000, or 12.0%, compared to approximately $415,000 in the same period in the prior year. This increase was primarily due to the increase in the size of the sales force and an increase in the overall number of trade shows in which we participated.

Advertising and marketing expenses for the three months ended December 31, 2011 were approximately $212,000, a decrease of approximately $50,000, or 19.1%, compared to approximately $262,000 in the same period the prior year. The decrease was related to the timing of certain marketing expenditures compared to the prior year.

Patient training expenses for the three months ended December 31, 2011 were approximately $134,000, an increase of approximately $16,000, or 13.6%, compared to approximately $118,000 in the same period the prior year. These increases reflected the increased volume of home care patient referrals for the three months ended December 31, 2011 compared to the same period in the prior year.

Professional fees for the three months ended December 31, 2011 were approximately $137,000, a decrease of approximately $3,000 compared to approximately $140,000 in the same period in the prior year. These fees are for services related to reporting requirements, expenses related to information technology security and backup, interim consulting expenses, and expenses for printing and other shareowner services.

Research and development expenses. Research and development expenses were approximately $250,000 for the three months ended December 31, 2011, representing an increase of approximately $31,000, or 14.2%, compared to approximately $219,000 in the same period the prior year. Research and development costs for the three months ended December 31, 2011 were 5.2% of revenue, compared to 4.7% of revenue in the same period the prior year. As a percentage of sales, management expects to spend at least 5.0% of sales on Research and Development expenses for the foreseeable future.

Interest expense

Interest expense was approximately $44,000 for the three months ended December 31, 2011, representing a decrease of approximately $9,000, or 17.0%, compared to approximately $53,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and a decrease in the amount of debt issuance costs amortized during the period.

Income tax expense

Income tax expense is estimated at approximately $32,000 for the three months ended December 31, 2011, compared to $198,000 in the same period in the prior year. The effective tax rates for the three months ended December 31, 2011 and 2010 were 56.6% and 40.4%, respectively.

Net income

Net income for the three months ended December 31, 2011 was approximately $25,000, or 0.5% of revenues, compared to approximately $292,000, or 6.2% of revenues, for the same period in the prior year. The decrease in net income as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level as well as turnover of approximately 16% of the sales force. Management continues to believe the increases in sales force, reimbursement and production personnel, coupled with the expansion of marketing and research and development efforts, will provide an infrastructure for sales growth.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues

Revenue results for the six month periods are summarized in the table below (dollar amounts in thousands).

	Six Months Ended December 31,
	2011	2010	Increase (Decrease)
Total Revenue	$10,169	$8,851	$1,318	14.9%

Home Care Revenue	$9,430	$8,049	$1,381	17.2

International Revenue	$229	$358	$(129)	(36.0)%

Government/Institutional Revenue	$510	$444	$66	14.9%

Home Care Revenue. Home care revenue was approximately $9,430,000 for the six months ended December 31, 2011, representing an increase of approximately $1,381,000, or 17.2%, compared to the same period in 2010. The increase in revenues reflects an increase in the existing sales staff from 21 full time equivalents (“FTEs”) in the six months ended December 31, 2010, to 25 in the same period in the current year partially offset by turnover in Clinical Area Managers (CAMs) of 16%, or four CAMs, during the six months ended December 31, 2011. A larger sales force has allowed us to introduce our product into new territories.

International Revenue. International revenue was approximately $229,000 for the six months ended December 31, 2011, representing a decrease of approximately $129,000, or 36.0%, compared to the same period in 2010. This decrease resulted primarily from a decrease in sales to Europe, from approximately $182,000 in the six months ended December 31, 2010 to approximately $56,000 in the comparable period in 2011, and a decrease in sales to Asia, from approximately $168,000 in the six months ended December 31, 2010 to approximately $127,000 in the comparable period in 2011. The decreases in sales to Europe and Asia were offset by an increase in sales to other regions. Revenue for other regions was approximately $46,000 for the six months ended December 31, 2011, representing an increase of approximately $39,000, from approximately $7,000 during the same period in 2010. The sales to other regions for the six months ended December 31, 2011 are made up primarily of sales to Argentina of approximately $36,000. Management believes the decrease in international sales has been affected by conditions in the current global economy, including the European sovereign debt situation and related austerity measures. Management continues to explore international opportunities while focusing on continued domestic sales growth.

Government/Institutional Revenue. Government/institutional revenue was approximately $510,000 for the six months ended December 31, 2011, representing an increase of approximately $66,000, or 14.9%, compared to approximately $444,000 during the same period in 2010. This resulted from a $52,000 increase in sales to distributors, group purchasing organization (“GPO”) members, and other institutions which increased to approximately $399,000 for the six months ended December 31, 2011, from approximately $347,000 during the same period the prior year. Sales to the U.S. Department of Veterans Affairs and other government entities also increased by approximately $14,000, to $111,000 for the six months ended December 31, 2011, compared to $97,000 for the same period in 2010. The increase in government/institutional sales is due to the efforts of our sales force continuing to produce higher sales in these categories.

Gross Profit

Gross profit increased to approximately $7,538,000, or 74.1% of net revenues, for the six months ended December 31, 2011, from approximately $6,474,000, or 73.1% of net revenues, in the same period in 2010. The increase in gross profit dollars resulted primarily from the increase in sales volume. The increase in gross profit percentage was primarily the result of higher than average reimbursement from the mix of referrals during the six month period. Factors such as diagnoses that are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis. However, management does not believe the results of the six months ended December 31, 2011, are indicative of a long-term increase in margins.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $6,527,000 for the six months ended December 31, 2011, representing an increase of approximately $1,261,000, or 23.9%, compared to SG&A expenses of approximately $5,266,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $3,121,000 for the six months ended December 31, 2011, representing an increase of approximately $771,000, or 32.7%, compared to approximately $2,350,000 in the same period the prior year. This increase primarily resulted from a 34.2% increase in employees in our reimbursement, sales, administrative and patient services departments from 45 SG&A FTEs at for the six months ended December 31, 2010 compared to 60 SG&A FTEs during the same period in the current year.

Health insurance costs were approximately $258,000 for the six months ended December 31, 2011, representing a decrease of approximately $72,000, or 21.8%, from approximately $330,000 for the same period in 2010. This decrease resulted primarily from management adjusting the employee participation amount of the health insurance cost. Travel, meals and entertainment and trade show expenses were approximately $941,000 in the six months ended December 31, 2011, representing an increase of approximately $156,000, or 19.9%, compared to approximately $785,000 in the same period in the prior year. This increase was primarily due to the 12% increase in the size of the sales force and an increase in the overall number of trade shows in which the Company participated.

Advertising and marketing expenses for the six months ended December 31, 2011 were approximately $499,000, an increase of approximately $13,000, or 2.7%, compared to approximately $486,000 in the same period the prior year. These increased expenditures related to providing marketing support to the larger sales team.

Patient training expenses for the six months ended December 31, 2011 were approximately $263,000, an increase of approximately $45,000, or 20.6%, compared to approximately $218,000 in the same period the prior year. These increases reflected the increased volume of home care patient referrals for the six months ended December 31, 2011 compared to the same period in the prior year.

Professional fees for the six months ended December 31, 2011 were approximately $331,000, an increase of approximately $102,000 compared to approximately $229,000 in the same period in the prior year. These fees are for services related to reporting requirements, expenses related to information technology security and backup, interim consulting expenses, and expenses for printing and other shareowner services.

Research and development expenses. Research and development expenses were approximately $458,000 for the six months ended December 31, 2011, representing an increase of approximately $41,000, or 9.8%, compared to approximately $417,000 in the same period the prior year. Research and development costs for the six months ended December 31, 2011 were 4.5% of revenue, compared to 4.7% of revenue in the same period the prior year. As a percentage of sales, management expects to spend at least 5.0% of sales on R&D expenses for the foreseeable future.

Interest expense

Interest expense was approximately $88,000 for the six months ended December 31, 2011, representing a decrease of approximately $25,000, or 22.1%, compared to approximately $113,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and a decrease in the amount of debt issuance costs amortized during the period.

Income tax expense

Income tax expense is estimated at approximately $195,000 for the six months ended December 31, 2011 compared to $274,000 in the same period in the prior year. The effective tax rates for the six months ended December 31, 2011 and December 31, 2010 were 41.9% and 40.4%, respectively. On a quarterly basis, Management estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. The increase in the effective tax rate is related to changes in permanent differences including the estimate for the Federal Research and Development Tax Credit which has not been extended past December 31, 2011, by the U.S. Congress.

Net income

Net income for the six months ended December 31, 2011 was approximately $270,000, or 2.7% of revenues, compared to approximately $404,000, or 4.6% of revenues, for the same period the prior year. The decrease in net income as a percentage of revenues primarily resulted from increases in sales volume partially offset by increases in expenses designed to develop, support and maintain a higher sales level. Management continues to believe the increases in sales force, reimbursement and production personnel, coupled with an aggressive expansion of marketing and research and development efforts, will provide an infrastructure for continued sales growth.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2011, net cash used in operating activities was approximately $1,533,000. Cash flows used by operations consisted of approximately $270,000 in net income, adjusted for non-cash expenses of approximately $332,000, offset by increases in accounts receivable, inventory, and prepaid expenses of $1,112,000, $541,000, and $139,000, respectively. In addition, trade payables and other accrued liabilities decreased approximately $343,000.

For the six months ended December 31, 2010, net cash used in operating activities was approximately $236,000. Cash flows used by operations was primarily attributable to net income adjusted for non-cash expenses of approximately $740,000, combined with a decrease in prepaid expenses, and an increase in trade payables and other accrued liabilities of approximately $360,000. This was offset by increases in accounts receivable and inventory of $1,272,000 and $64,000, respectively.

Cash Flows from Investing Activities

For the six months ended December 31, 2011, cash used in investing activities was approximately $642,000. During this period we paid approximately $619,000 for purchases of property and equipment, including $414,000 for converting approximately 10,000 square feet of a newly leased building to office space. We also paid approximately $23,000 for patent related costs.

For the six months ended December 31, 2010, cash used in investing activities was approximately $857,000. During the period we paid approximately $649,000 in costs related to defending our SmartVest trademark and approximately $208,000 for purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended December 31, 2011, cash used in financing activities was approximately $172,000. We received approximately $28,000 from warrant exercises and receipts on subscription notes receivable, offset by principal payments on long-term debt of approximately $189,000 and payments of deferred financing fees of approximately $11,000.

For the six months ended December 31, 2010, cash provided by financing activities was approximately $5,643,000, consisting of approximately $6,364,000 in net proceeds from the issuance of common stock in our initial public offering (IPO). This was offset by payments on our revolving credit line of $500,000, principal payments on long-term debt of approximately $216,000 and payments of deferred financing fees of approximately $5,000.

Adequacy of Capital Resources

Based on our current operational performance, we believe our cash and available borrowings under the existing credit facility will provide adequate liquidity for the next year. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Our primary capital requirements relate to adding employees in our Reimbursement, Patient Services and Administrative Departments; adding members to our sales force; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

For the first six months of fiscal years 2012 and 2011, we spent approximately $619,000 and $208,000 on property and equipment, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

On December 30, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (“U.S. Bank”) that provides for an increase in the revolving line of credit to $6,000,000, an increase of $2,500,000 over the prior credit agreement, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). Interest on the operating line of credit accrues at LIBOR plus 3.08% (3.39% at December 31, 2011) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of December 31, 2011, we had approximately $1,768,000 outstanding on the operating line of credit and approximately $1,782,000 outstanding on the term loan debt for a total amount outstanding under the U.S. Bank credit facility of $3,550,000. As of December 31, 2011, we had net unused availability of $3,252,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

The agreement governing the credit facility contains certain covenants that restrict our ability to, among other things, pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and total cash flow leverage ratios. We were in compliance with all requirements under the credit facility as of December 31, 2011.

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

In connection with the employment agreement we entered into with our new Chief Financial Officer on October 18, 2011, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. With respect to a resignation upon a change in control or a termination without cause, the amount of the severance payment would be an amount equal to his ending base salary from the date of termination through the expiration of the then-current term. The first term of the agreement ended the last day of the calendar year 2011 and automatically renewed for a one-year period. The agreement will automatically renew for successive one calendar year periods unless terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

On August 19, 2011, we entered into a Transition Agreement with our former Chief Financial Officer, pursuant to which he retired effective on October 18, 2011, the date on which our new Chief Financial Officer commenced employment. We entered into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which supersedes Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release provides that Mr. Belford will receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the calendar year 2011 bonus payment, which will be paid in a lump sum on the first day of the seventh month following the effective date of Mr. Belford’s retirement. In exchange, Mr. Belford executed a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, and must provide consulting and transition services as reasonably requested by the Company through December 31, 2011.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In November 2011, we issued 1,167 shares of common stock to an existing shareholder pursuant to a warrant exercise, for aggregate cash consideration of $3,501. The transaction did not involve an underwriter. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, because the issuance did not involve a public offering, the recipient acquired the shares for investment and not resale, and we have taken appropriate measures to restrict transfer.

Use of Proceeds

We completed our IPO during the first quarter of our 2011 fiscal year. The effective date of our registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-166470), was August 12, 2010. Net proceeds from the IPO totaled approximately $5,946,000. We have used and intend to use the remainder of the net proceeds from the IPO to make payments on our existing indebtedness; add employees to our Reimbursement, Patient Services and Administrative Departments; add members to our sales force and further develop our focus on institutional sales; continue our research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

As of December 31, 2011, we have used approximately $4,664,000 in net proceeds, an increase of approximately $1,567,000 compared to $3,097,000 used as of June 30, 2011. During the six months ended December 31, 2011, we have made net payments of approximately $158,000 on our term debt with U.S. Bank. In addition, we used approximately $327,000 to fund the addition of employees to our Reimbursement, Patient Service, and Administrative Departments; approximately $178,000 to add members to our sales force; and approximately $283,000 for expenses associated with being a public company, such as legal, accounting, and other professional fees. We used approximately $414,000 to purchase property and equipment for converting approximately 10,000 square feet of a newly leased building to office space to support the increase in the number of employees at our corporate facility.

Finally, we used approximately $207,000 of the net proceeds from the IPO to fund an increase in our research and development efforts. A portion of this amount was paid to Hansen Engine Corporation, a research and development company that provides us with engineering services pursuant to a Letter Agreement dated February 16, 2010. Robert D. Hansen, Craig N. Hansen, and Thomas M. Hagedorn are shareholders and directors of Hansen Engine Corporation, and Robert D. Hansen serves as President and Chief Executive Officer of that entity. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 19, 2011, we entered into a Transition Agreement with our former Chief Financial Officer, pursuant to which he retired effective on October 18, 2011, the date on which our new Chief Financial Officer commenced employment. We entered into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which supersedes Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release provides that Mr. Belford will receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the calendar year 2011 bonus payment, which will be paid in a lump sum on the first day of the seventh month following the effective date of Mr. Belford’s retirement. In exchange, Mr. Belford executed a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, and must provide consulting and transition services as reasonably requested by the Company through December 31, 2011.

The foregoing description of the material terms of the Separation Agreement and Release does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Separation Agreement and Release, which is filed as Exhibit 10.7 to this quarterly report on Form 10-Q.

Item 6. Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: February 14, 2012	/s/ Robert D. Hansen
Robert D. Hansen, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement by and between the Company and U.S. Bank National Association dated as of November 8, 2011

10.2	Amended and Restated Revolving Note delivered by the Company to U.S. Bank National Association as of November 8, 2011

10.3	Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of November 8, 2011

10.4*	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan

10.5	First Amendment to Amended and Restated Credit Agreement dated as of December 30, 2011 by and between the Company and U.S. Bank National Association

10.6	Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of December 30, 2011

10.7*	Separation Agreement and Release dated effective as of October 18, 2011 by and between the Company and Terry Belford

10.8*	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.9*	Employment Agreement dated effective as of October 18, 2011 by and between the Company and Jeremy Brock (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 19, 2011)

10.10	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated effective as of October 18, 2011 by and between the Company and Jeremy Brock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 19, 2011)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

* Management compensatory plan or agreement.