Form 10-Q
period 2012-03-31
Electromed, Inc.
filed 2012-05-15
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____.

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

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 9, 2012.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,392,935	$4,091,739
Accounts receivable (net of allowances for doubtful accounts of $45,000)	11,091,562	9,593,105
Inventories	2,411,937	1,855,957
Prepaid expenses and other current assets	515,021	371,257
Deferred income taxes	722,000	722,000
Total current assets	16,133,455	16,634,058
Property and equipment, net	3,252,940	2,807,082
Finite-life intangible assets, net	1,169,942	1,235,828
Other assets assets	264,761	191,964
Total assets	$20,821,098	$20,868,932

Liabilities and Shareholders’ Equity
Current Liabilities
Revolving line of credit	$1,768,128	$1,768,128
Current maturities of long-term debt	351,477	438,267
Accounts payable	724,505	733,621
Accrued compensation	632,870	868,229
Warranty reserve	464,559	444,096
Other accrued liabilities	88,980	161,166
Total current liabilities	4,030,519	4,413,507
Long-term debt, less current maturities	1,403,220	1,582,102
Deferred income taxes	167,000	167,000
Total liabilities	5,600,739	6,162,609
Commitments and Contingencies (Note 8)

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,114,252 and 8,100,485 shares, respectively	81,143	81,005
Additional paid-in capital	12,920,575	12,794,368
Retained earnings	2,218,641	1,853,450
Common stock subscriptions receivable for 15,000 shares outstanding as of June 30, 2011	—	(22,500)
Total shareholders’ equity	15,220,359	14,706,323
Total liabilities and shareholders’ equity	$20,821,098	$20,868,932

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Net revenues	$4,774,347	$5,198,828	$14,943,612	$14,049,803
Cost of revenues	1,405,804	1,495,509	4,024,577	3,872,565
Gross profit	3,368,543	3,703,319	10,919,035	10,177,238

Operating expenses
Selling, general and administrative	2,904,534	2,759,543	9,434,995	8,025,578
Research and development	238,230	272,270	705,655	689,360
Total operating expenses	3,142,764	3,031,813	10,140,650	8,714,938
Operating income	225,779	671,506	778,385	1,462,300
Interest expense, net of interest income of $861, $2,822, $4,523, and $8,810, respectively	42,684	38,077	130,194	150,929
Net income before income taxes	183,095	633,429	648,191	1,311,371

Income tax expense	(88,000)	(146,000)	(283,000)	(420,000)
Net income	$95,095	$487,429	$365,191	$891,371

Earnings per share attributable to Electromed, Inc. common shareholders:
Basic	$0.01	$0.06	$0.05	$0.12
Diluted	$0.01	$0.06	$0.04	$0.12

Weighted-average Electromed, Inc. common shares outstanding:
Basic	8,114,120	8,099,752	8,105,562	7,722,075
Diluted	8,116,759	8,112,696	8,116,977	7,750,956

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$365,191	$891,371
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	300,248	246,426
Amortization of finite-life intangible assets	91,032	83,848
Amortization of debt issuance costs	9,461	27,778
Share-based compensation expense	97,044	129,396
Loss on disposal of property and equipment	23,009	15,758
Changes in operating assets and liabilities:
Accounts receivable	(1,498,457)	(2,655,542)
Inventories	(555,980)	(194,190)
Prepaid expenses and other assets	(214,709)	(149,566)
Accounts payable and accrued liabilities	(296,198)	329,215
Net cash used in operating activities	(1,679,359)	(1,275,506)

Cash Flows From Investing Activities
Expenditures for property and equipment	(736,197)	(315,456)
Expenditures for finite-life intangible assets	(25,146)	(648,616)
Net cash used in investing activities	(761,343)	(964,072)

Cash Flows From Financing Activities
Net payments on revolving line of credit	—	(500,000)
Principal payments on long-term debt including capital lease obligations	(298,590)	(327,113)
Payments of deferred financing fees	(11,313)	(6,717)
Proceeds from warrant exercises	29,301	24,000
Proceeds from sales of 1,900,000 shares of common stock, net of offering costs of $1,236,287	—	6,363,713
Proceeds from subscription notes receivable	22,500	27,000
Net cash provided by (used in) financing activities	(258,102)	5,580,883
Net increase (decrease) in cash and cash equivalents	(2,698,804)	3,341,305
Cash and cash equivalents
Beginning of period	4,091,739	610,727
End of period	$1,392,935	$3,952,032

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and nine months ended March 31, 2012 and the year ended June 30, 2011.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 542,800 and 547,800 were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2012 and 2011, respectively, as their impact was antidilutive.

Note 2.     Inventories

The components of inventory were approximately as follows:

	March 31, 2012	June 30, 2011
Parts inventory	$1,584,000	$1,055,000
Work in process	137,000	118,000
Finished goods	721,000	713,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,412,000	$1,856,000

Note 3.     Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $319,000 and $228,000 at March 31, 2012 and June 30, 2011, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
Balance, beginning	$1,236,000	$1,056,000
Additions	25,000	294,000
Amortization expense	(91,000)	(114,000)
Balance, ending	$1,170,000	$1,236,000

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

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
Beginning warranty reserve	$444,000	$363,000
Accrual for products sold	164,000	222,000
Expenditures and costs incurred for warranty claims	(143,000)	(141,000)
Ending warranty reserve	$465,000	$444,000

Note 5.      Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the nine months ended March 31, 2012 and 2011 was 43.7% and 32.0%, respectively.

Note 6.      Financing Arrangements

On November 8, 2011, the Company entered into an amended and restated credit agreement which amended its revolving line of credit agreement. The agreement provides for a $6,000,000 revolving line of credit with interest on advances accruing at LIBOR plus 2.75% payable monthly, an increase of $2,500,000 from the revolving line of credit in the prior credit agreement. On December 30, 2011, the Company entered into the first amendment to the amended and restated credit agreement which extended the expiration date to December 31, 2013, and adjusted the interest rate to LIBOR plus 3.08%. The amount available for borrowing is limited to 60% of eligible accounts receivable less the outstanding balance on the Company’s 4.28% term note due December 2012. The agreement contains certain financial and nonfinancial covenants which, among others, require the Company to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restrict the payment of dividends.

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

Note 8.      Commitments and Contingencies

Litigation: Subsidiaries of Hill-Rom Holdings, Inc. (collectively, “Hill-Rom”) brought an action on August 21, 2009 against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest.” On September 30, 2010, the parties reached a settlement to the lawsuit without a material impact to the Company. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® trademark. For the nine months ended March 31, 2011, the Company incurred and capitalized costs of approximately $283,000 in defending this trademark.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 9.     Related Parties

The Company uses a related-party service provider, a director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s chief executive officer is also the president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider. The Company had an agreement with the service provider which provided 80 hours per week of research and development work in exchange for a monthly fee of $30,000 through December 2011. The agreement, which remains in effect for successive six-month terms until terminated by either party, was renewed at December 31, 2011. Beginning January 1, 2012, the service provider performs 40 hours per week of research and development work in exchange for a monthly fee of $15,000 through June 30, 2012. For the nine months ended March 31, 2012 and 2011, expenses for these services totaled approximately $225,000 and $276,000, respectively, and such expenses are included in research and development expense in the income statement.

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011. For the nine months ended March 31, 2012 and 2011, the Company made payments to the supplier of approximately $456,000 and $387,000, respectively.

Note 10.      Subsequent Events

On May 11, 2012, the Company’s former Chairman and Chief Executive Officer retired from his positions as Chairman, Chief Executive Officer and director effective immediately. The Company has entered into a separation agreement and release with the former Chairman and Chief Executive Officer which calls for a payment equal to one year’s base salary of $209,000 payable on December 1, 2012. He will also receive any earned and unpaid bonus for the period through May 11, 2012, estimated at $98,000, payable in July 2012, and Company payments of all COBRA health insurance premiums for a period of 18 months following the effective date of retirement, estimated at $16,500.

The Company’s amended and restated credit agreement (see Note 6) provides that a change in the Company’s Chief Executive Officer position is a covenant violation and, by extension, an event of default. The Company notified the bank of its violation of the covenant, and, on May 14, 2012, the Company and the bank entered into a Consent and Waiver and Second Amendment to Credit Agreement, pursuant to which the bank has waived the event of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our ability to receive reimbursement for our products and the effect of reimbursement on long-term margins; our expectations with respect to international opportunities, trends regarding international sales and economic conditions impacting international sales; the impact of our business strategy on revenues and earnings, including the expected contributions of new members of our sales staff; expected expenditures for research and development; our expectations regarding use of our intellectual property; future innovations in our product offerings; our expectations regarding the continued use of proceeds from our initial public offering; our expectations regarding financing of equipment purchases; and our beliefs regarding the sufficiency of working capital for the next year and our ability and intention to renew or obtain financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Critical Accounting Policies and Estimates

          Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The critical accounting policies used in the preparation of the financial statements as of and for the three and nine month periods ended March 31, 2012, have remained unchanged from June 30, 2011.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

          Revenues

          Revenue results for the three-month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
Total Revenue	$4,774	$5,199	$(425)	(8.2)%
Home Care Revenue	$4,360	$4,689	$(329)	(7.0)%
International Revenue	$165	$143	$22	15.4%
Government/Institutional Revenue	$249	$367	$(118)	(32.2)%

          Home Care Revenue. Home care revenue was approximately $4,360,000 for the three months ended March 31, 2012, representing a decrease of approximately $329,000, or 7.0%, compared to the same period in 2011. The change in revenues reflects the change in tenure of direct sales representatives, or, Clinical Area Managers (“CAMs”). During the three months ended March 31, 2012, the number of full time equivalent (“FTE”) CAMs was 21, an increase of one FTE CAM from the same period the prior year. However, the number of CAMs with over three months of experience decreased from 19 to 15 compared to the same period the prior year. The decrease in tenured CAMs was caused by turnover of 16% of the CAMs in the prior quarter ended December 31, 2011.

          International Revenue. International revenue was approximately $165,000 for the three months ended March 31, 2012, representing an increase of approximately $22,000, or 15.4%, compared to the same period in 2011. This increase resulted primarily from an increase in sales to Europe, from approximately $70,000 in the three months ended March 31, 2011 to approximately $102,000 in the comparable period in the current year, and offset by a decrease in sales to Asia and other countries, from approximately $73,000 in the three months ended March 31, 2011 to approximately $63,000 in the comparable period in the current year. Management believes that although international sales have increased during the three months ending March 31, 2012 compared to the same period the prior year, the increase is not indicative of a trend. Conditions in the current global economy, including the European sovereign debt situation and related austerity measures, will continue to affect international sales. Management continues to explore international opportunities while focusing on continued domestic sales growth.

          Government/Institutional Revenue. Government/institutional revenue was approximately $249,000 for the three months ended March 31, 2012, representing a decrease of approximately $118,000, or 32.2%, compared to approximately $367,000 during the same period in 2011. This resulted from a $40,000 decrease in sales to the U.S. Department of Veterans Affairs and other government entities, which decreased to approximately $50,000 for the three months ended March 31, 2012 from approximately $90,000 during the same period the prior year. Institutional sales also contributed to the decrease in governmental/institutional revenue, which decreased to approximately $199,000 for the three months ended March 31, 2012 from approximately $277,000 during the same period the prior year. The decrease in government/institutional revenue was due to one large institutional purchase of approximately $96,000 in the same period in the prior year.

          Gross Profit

          Gross profit decreased to approximately $3,369,000, or 70.6% of net revenues, for the three months ended March 31, 2012, from approximately $3,703,000, or 71.2% of net revenues, in the same period in 2011. The decrease in gross profit percentage was primarily the result of a change in average reimbursement from the mix of referrals during the three month period. Factors such as diagnoses that are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis. However, management does not believe the results of the quarter ended March 31, 2012 are indicative of a long-term trend in decreasing margins.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $2,905,000 for the three months ended March 31, 2012, representing an increase of approximately $145,000, or 5.3%, compared to SG&A expenses of approximately $2,760,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,432,000 for the three months ended March 31, 2012, representing an increase of approximately $50,000, or 3.6%, compared to approximately $1,382,000 in the same period the prior year. This increase primarily resulted from a 14.3% increase in employees in our reimbursement, sales, administrative, and patient services departments, from 63 SG&A FTEs for the three months ended March 31, 2011 to 72 SG&A FTEs during the same period in the current year.

          Health insurance costs for FTEs were approximately $130,000 for the three months ended March 31, 2012, representing an increase of approximately $38,000, or 41.3%, from approximately $92,000 for the same period in 2011. This increase resulted primarily from the increase in employees covered under the Company’s plan. Travel, meals and entertainment, and trade show expenses were approximately $375,000 in the three months ended March 31, 2012, representing a decrease of approximately $29,000, or 7.2%, compared to approximately $404,000 in the same period in the prior year. The decrease primarily resulted from the focus on expense reduction and the use of technology to facilitate certain sales meetings.

          Advertising and marketing expenses for the three months ended March 31, 2012 were approximately $184,000, a decrease of approximately $35,000, or 16.0%, compared to approximately $219,000 in the same period the prior year. The decrease was related to the timing of certain marketing expenditures compared to the prior year.

          Patient training expenses for the three months ended March 31, 2012 were approximately $134,000, an increase of approximately $9,000, or 7.2%, compared to approximately $125,000 in the same period the prior year. These increases reflected the increased volume of home care patient referrals for the three months ended March 31, 2012 compared to the same period in the prior year.

          Professional fees for the three months ended March 31, 2012 were approximately $190,000, an increase of approximately $20,000 compared to approximately $170,000 in the same period in the prior year. These fees are for services related to reporting requirements, expenses related to information technology security and backup, interim consulting expenses, and expenses for printing and other shareholder services.

          Research and development expenses. Research and development expenses were approximately $238,000 for the three months ended March 31, 2012, representing a decrease of approximately $34,000, or 12.5%, compared to approximately $272,000 in the same period the prior year. Research and development expenses for the three months ended March 31, 2012 were 5.0% of revenue, compared to 5.2% of revenue in the same period the prior year. As a percentage of sales, management expects to spend at least 5.0% of sales on research and development expenses for the foreseeable future.

          Interest expense

          Interest expense was approximately $43,000 for the three months ended March 31, 2012, representing an increase of approximately $5,000, or 13.2%, compared to approximately $38,000 for the same period the prior year. The increase resulted from an increase in the interest rate on the company’s revolving line of credit and the increase in the amount of debt issuance costs amortized during the period.

          Income tax expense

          Income tax expense is estimated at approximately $88,000 for the three months ended March 31, 2012, compared to $146,000 in the same period in the prior year. The effective tax rates for the three months ended March 31, 2012 and 2011 were 48.1% and 23.0%, respectively.

          Net income

          Net income for the three months ended March 31, 2012 was approximately $95,000, or 2.0% of revenues, compared to approximately $487,000, or 9.4% of revenues, for the same period in the prior year. The decrease in net income as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level as well as lower revenues due to turnover of approximately 16% of the sales force in the prior quarter ended December 31, 2011. Management continues to believe the investment in the sales force and reimbursement, coupled with focused marketing and research and development efforts, will provide the talent and opportunities to drive sales growth.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

          Revenues

          Revenue results for the nine-month periods are summarized in the table below (dollar amounts in thousands).

	Nine Months Ended March 31,
	2012	2011	Increase (Decrease)
Total Revenue	$14,944	$14,050	$894	6.4%
Home Care Revenue	$13,790	$12,738	$1,052	8.3%
International Revenue	$395	$501	$(106)	(21.2)%
Government/Institutional Revenue	$759	$811	$(52)	(6.4)%

          Home Care Revenue. Home care revenue was approximately $13,790,000 for the nine months ended March 31, 2012, representing an increase of approximately $1,052,000, or 8.3%, compared to the same period in 2011 The increase in revenues reflects the increase in CAMs offset by the change in tenure of the CAMs. During the nine months ended March 31, 2012, the number of FTE CAMs was 23, an increase from 18 FTE CAMs in the same period the prior year. However, the number of CAMs with over one year of experience remained consistent at 14. The number of tenured CAMs was affected by turnover of 16% of the CAMs in the three months ended December 31, 2011.

          International Revenue. International revenue was approximately $395,000 for the nine months ended March 31, 2012, representing a decrease of approximately $106,000, or 21.2%, compared to the same period in 2011. This decrease resulted primarily from a decrease in sales to Europe, from approximately $252,000 in the nine months ended March 31, 2011 to approximately $159,000 in the comparable period in 2012, and a decrease in sales to Asia, from approximately $197,000 in the nine months ended March 31, 2011 to approximately $190,000 in the comparable period in 2012. Sales to other regions also decreased from the same period the prior year. Revenue to other regions was approximately $46,000 for the nine months ended March 31, 2012, representing a decrease of approximately $6,000, from approximately $52,000 during the same period in 2011. The sales to other regions for the nine months ended March 31, 2012 are made up primarily of sales to Argentina of approximately $36,000. Management believes the decrease in international sales has been affected by conditions in the current global economy, including the European sovereign debt situation and related austerity measures. Management continues to explore international opportunities while focusing on continued domestic sales growth.

          Government/Institutional Revenue. Government/institutional revenue was approximately $759,000 for the nine months ended March 31, 2012, representing a decrease of approximately $52,000, or 6.4%, compared to approximately $811,000 during the same period in 2011. This resulted from a $26,000 decrease in sales to distributors, group purchasing organization (“GPO”) members, and other institutions, which decreased to approximately $598,000 for the nine months ended March 31, 2012 from approximately $624,000 during the same period the prior year. Sales to the U.S. Department of Veterans Affairs and other government entities decreased by approximately $26,000, decreasing to $161,000 for the nine months ended March 31, 2012 from $187,000 for the same period in 2011. The decrease in government/institutional revenue was partially due to one large institutional purchase of approximately $96,000 in the same period in the prior year.

          Gross Profit

          Gross profit increased to approximately $10,919,000, or 73.1% of net revenues, for the nine months ended March 31, 2012, from approximately $10,177,000, or 72.4% of net revenues, in the same period in 2011. The increase in gross profit dollars resulted primarily from the increase in sales volume. The increase in gross profit percentage was primarily the result of higher than average reimbursement from the mix of referrals during the nine month period. Factors such as diagnoses that are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $9,435,000 for the nine months ended March 31, 2012, representing an increase of approximately $1,409,000, or 17.6%, compared to SG&A expenses of approximately $8,026,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $4,553,000 for the nine months ended March 31, 2012, representing an increase of approximately $820,000, or 21.9%, compared to approximately $3,733,000 in the same period the prior year. This increase primarily resulted from a 39.6% increase in employees in our reimbursement, sales, administrative and patient services departments, from 53 SG&A FTEs for the nine months ended March 31, 2011 to 74 SG&A FTEs during the same period in the current year.

           Health insurance costs were approximately $397,000 for the nine months ended March 31, 2012, representing a decrease of approximately $25,000, or 5.9%, from approximately $422,000 for the same period in 2011. This decrease resulted primarily from management adjusting the employee participation amount of the health insurance cost. Travel, meals and entertainment and trade show expenses were approximately $1,307,000 in the nine months ended March 31, 2012, representing an increase of approximately $118,000, or 9.9%, compared to approximately $1,189,000 in the same period in the prior year. This increase was primarily due to the 22.2% increase in the size of the sales force and an increase in the overall number of trade shows in which the Company participated.

          Advertising and marketing expenses for the nine months ended March 31, 2012 were approximately $635,000, a decrease of approximately $70,000, or 9.9%, compared to approximately $705,000 in the same period the prior year. The decrease in advertising and marketing expenses is a result of the timing of expenditures.

          Patient training expenses for the nine months ended March 31, 2012 were approximately $397,000, an increase of approximately $54,000, or 15.7%, compared to approximately $343,000 in the same period the prior year. These increases reflected the increased volume of home care patient referrals for the nine months ended March 31, 2012 compared to the same period in the prior year.

          Professional fees for the nine months ended March 31, 2012 were approximately $740,000, an increase of approximately $240,000 compared to approximately $500,000 in the same period in the prior year. These fees are for services related to reporting requirements, expenses related to information technology security and backup, interim consulting expenses, and expenses for printing and other shareholder services.

          Research and development expenses. Research and development expenses were approximately $706,000 for the nine months ended March 31, 2012, representing an increase of approximately $17,000, or 2.5%, compared to approximately $689,000 in the same period the prior year. Research and development expenses for the nine months ended March 31, 2012 were 4.7% of revenue, compared to 4.9% of revenue in the same period the prior year. As a percentage of sales, management expects to spend at least 5.0% of sales on research and development expenses for the foreseeable future.

          Interest expense

          Interest expense was approximately $130,000 for the nine months ended March 31, 2012, representing a decrease of approximately $21,000, or 13.9%, compared to approximately $151,000 for the same period the prior year. The decrease resulted from a combination of a decrease in average debt outstanding due to payments on term loans and a decrease in the amount of debt issuance costs amortized during the period.

          Income tax expense

          Income tax expense is estimated at approximately $283,000 for the nine months ended March 31, 2012 compared to $420,000 in the same period in the prior year. The effective tax rates for the nine months ended March 31, 2012 and March 31, 2011 were 43.7% and 32.0%, respectively. On a quarterly basis, management estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. The increase in the effective tax rate is related to changes in permanent differences including the estimate for the Federal Research and Development Tax Credit, which has not been extended past December 31, 2011 by the U.S. Congress.

          Net income

          Net income for the nine months ended March 31, 2012 was approximately $365,000, or 2.4% of revenues, compared to approximately $891,000, or 6.3% of revenues, for the same period the prior year. The decrease in net income as a percentage of revenues primarily resulted from increases in expenses designed to develop, support and maintain a higher sales level as well as turnover of approximately 16% of the sales force in the prior quarter ended December 31, 2011. Management continues to believe the investment in the sales force and reimbursement, coupled with focused marketing and research and development efforts, will provide the talent and opportunities to drive sales growth.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the nine months ended March 31, 2012, net cash used in operating activities was approximately $1,679,000. Cash flows used by operations consisted of approximately $365,000 in net income, adjusted for non-cash expenses of approximately $521,000, offset by increases in accounts receivable, inventories, and prepaid expenses of $1,498,000, $556,000, and $215,000, respectively. In addition, trade payables and other accrued liabilities decreased by approximately $296,000.

          For the nine months ended March 31, 2011, net cash used in operating activities was approximately $1,276,000. Cash flows used by operations consisted of approximately $891,000 in net income, adjusted for non-cash expenses of approximately $504,000, offset by increases in accounts receivable, inventories, and prepaid expenses of $2,656,000, $194,000, and $150,000, respectively. In addition, trade payables and other accrued liabilities increased by approximately $329,000.

          Cash Flows from Investing Activities

          For the nine months ended March 31, 2012, net cash used in investing activities was approximately $761,000. During this period we paid approximately $736,000 for purchases of property and equipment, including $439,000 for converting approximately 10,000 square feet of a newly leased building to office space. We also paid approximately $25,000 for patent related costs.

          For the nine months ended March 31, 2011, net cash used in investing activities was approximately $964,000. During the period we paid approximately $649,000 in costs related to defending our SmartVest trademark and approximately $315,000 for purchases of property and equipment.

          Cash Flows from Financing Activities

          For the nine months ended March 31, 2012, net cash used in financing activities was approximately $258,000. We received approximately $52,000 from warrant exercises and receipts on subscription notes receivable, offset by principal payments on long-term debt of approximately $299,000 and payments of deferred financing fees of approximately $11,000.

          For the nine months ended March 31, 2011, net cash provided by financing activities was approximately $5,581,000, consisting of approximately $6,388,000 net proceeds during the nine month period from the issuance of common stock in our initial public offering (IPO) and $27,000 in proceeds from subscription notes receivable. This was offset by net payments on our revolving credit line of $500,000, principal payments on long-term debt of approximately $327,000 and payments of deferred financing fees of approximately $7,000.

Adequacy of Capital Resources

          Based on our current operational performance, we believe our cash and cash equivalents and available borrowings under the existing credit facility will provide adequate liquidity for the next year. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

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

          For the first nine months of fiscal years 2012 and 2011, we spent approximately $736,000 and $315,000 on property and equipment, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

          On November 8, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (“U.S. Bank”), which facility was amended on December 30, 2011, that provides for an increase in the revolving line of credit to $6,000,000, an increase of $2,500,000 over the prior credit agreement, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). Interest on the operating line of credit accrues at LIBOR plus 3.08% (3.33% at March 31, 2012) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of March 31, 2012, we had approximately $1,768,000 outstanding on the operating line of credit and approximately $1,685,000 outstanding on the term loan debt for a total amount outstanding under the U.S. Bank credit facility of $3,453,000. As of March 31, 2012, we had net unused availability of $3,435,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          The agreement governing the credit facility contains certain covenants that restrict our ability to, among other things, pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and total cash flow leverage ratios. We were in compliance with all requirements under the credit facility as of March 31, 2012. As provided in Note 10 to the Notes to the Condensed Consolidated Financial Statements, on May 11, 2012, the Company’s former Chairman and Chief Executive Officer retired from his positions as Chairman, Chief Executive Officer and director effective immediately. Under the amended and restated credit facility, a change in the Company’s Chief Executive Officer position is a covenant violation and, by extension, an event of default. The Company notified U.S. Bank of its violation of the covenant, and, on May 14, 2012, the Company and U.S. Bank entered into a Consent and Waiver and Second Amendment to Credit Agreement, pursuant to which U.S. Bank has waived the event of default.

          On May 14, 2012, we entered into a separation agreement and release with our former Chairman and Chief Executive Officer which calls for a payment equal to one year’s base salary of $209,000 payable in a lump sum on December 1, 2012, provided he complies with the terms of the separation agreement. He will also receive any earned and unpaid bonus for the period through May 11, 2012, estimated at $98,000, payable in July 2012, and Company payments of all COBRA health insurance premiums for a period of 18 months following the effective date of retirement, estimated at $16,500, subject to the limitations contained in the separation agreement. In exchange, he executed a general release of claims and will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010.

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

          In connection with the employment agreement we entered into with our Chief Financial Officer on October 18, 2011, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. With respect to a resignation upon a change in control or a termination without cause, the amount of the severance payment would be an amount equal to his ending base salary from the date of termination through the expiration of the then-current term. The first term of the agreement ended the last day of the calendar year 2011 and automatically renewed for a one-year period. The agreement will automatically renew for successive one calendar year periods unless terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

          On August 19, 2011, we entered into a Transition Agreement with our former Chief Financial Officer, Mr. Terry Belford, pursuant to which he retired effective on October 18, 2011, the date on which our new Chief Financial Officer commenced employment. We entered into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which supersedes Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release provides that Mr. Belford will receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the calendar year 2011 bonus payment, which will be paid in a lump sum on the first day of the seventh month following the effective date of Mr. Belford’s retirement. In exchange, Mr. Belford executed a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, and was required to provide consulting and transition services as reasonably requested by the Company through December 31, 2011.

          In connection with the employment agreement we entered into with our Chief Operating Officer, Dr. James J. Cassidy, on February 15, 2012, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. Effective May 11, 2012, the Board appointed Dr. Cassidy to the position of interim Chief Executive Officer. The agreement was not materially amended in connection with Dr. Cassidy’s appointment as interim Chief Executive Officer. If the agreement is terminated by the Company without cause, the Company may be required to pay severance to Dr. Cassidy in a lump sum equal to his ending base salary from the date of termination through the expiration of his then current term of employment. The severance will be paid in exchange for Dr. Cassidy’s release of any and all claims against the Company and his compliance with the separate Non-Competition Agreement. If the agreement is terminated by Dr. Cassidy following a change in control, the Company may be required to pay severance to Dr. Cassidy in a lump sum equal to his earned and unpaid bonus or incentive compensation and two years of his base salary. The severance will be paid in exchange for Dr. Cassidy’s release of any and all claims against the Company.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

          On January 1, 2012, we issued 12,000 shares of common stock to an employee pursuant to a warrant exercise involving cash consideration of $24,000. The transaction did not involve an underwriter. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, because the issuance did not involve a public offering, the recipient acquired the shares for investment and not resale, and we have taken appropriate measures to restrict transfer.

          Upon the execution of his employment agreement with the Company on February 15, 2012, Dr. Cassidy received a stock option to acquire 20,000 shares of the Company’s common stock, which was issued pursuant to the terms of the Company’s 2012 Stock Incentive Plan . The option vests as follows: 10,000 shares on December 31, 2012 and 10,000 shares on December 31, 2013, provided on each date Dr. Cassidy is still employed by the Company and has continued to provide exemplary services to the Company as determined by the Company’s Chairman and Chief Executive Officer. The exercise price for the option is $3.24 per share, the closing price of our common stock on the date of grant. The option is governed by the plan and option award agreement. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, because the issuance did not involve a public offering.

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

          As of March 31, 2012, we have used approximately $5,045,000 in net proceeds, an increase of approximately $1,948,000 for the nine months ended March 31, 2012, compared to $3,097,000 used as of June 30, 2011. During the nine months ended March 31, 2012 , we have made net payments of approximately $255,000 on our term debt with U.S. Bank. In addition, we used approximately $393,000 to fund the addition of employees to our Reimbursement, Patient Service, and Administrative Departments; approximately $223,000 to add members to our sales force; and approximately $378,000 for expenses associated with being a public company, such as legal, accounting, and other professional fees. We used approximately $439,000 to purchase property and equipment for converting approximately 10,000 square feet of a newly leased building to office space to support the increase in the number of employees at our corporate facility.

          Finally, we used approximately $260,000 of the net proceeds from the IPO to fund an increase in our research and development efforts. A portion of this amount was paid to Hansen Engine Corporation, a research and development company that provides us with engineering services pursuant to a Letter Agreement dated February 16, 2010. Robert D. Hansen, Craig N. Hansen, and Thomas M. Hagedorn are shareholders and directors of Hansen Engine Corporation, and Robert D. Hansen serves as President and Chief Executive Officer of that entity. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mine Safety Disclosures

          None.

Item 5. Other Information

           None.

Item 6. Exhibits

          See attached exhibit index.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: May 15, 2012	/s/ Dr. James J. Cassidy
Dr. James J. Cassidy, Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1

Employment Agreement by and between the Company and Dr. James Cassidy, dated effective as of February 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 21, 2012)*

10.2

Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between the Company and Dr. James Cassidy, dated effective as of February 15, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on February 21, 2012)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*  Management compensatory plan or agreement.