Form 10-K
period 2012-06-30
Electromed, Inc.
filed 2012-09-26
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

(952) 758-9299

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.01 par value	NYSE MKT
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2011 was approximately $17,750,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 8,114,252 shares of the registrant’s common stock outstanding as of August 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2013 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2012, are incorporated by reference into Part III of this Form 10-K.

Electromed, Inc.
Index to Annual Report on Form 10-K

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report relate to the following: our business strategy, including our intended level of investment in research and development and marketing activities and our expectations with respect to earnings and sales growth, industry relationships, marketing strategies and international sales; our business strengths and competitive advantages; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; the expected impact of applicable regulations on our business; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; and our anticipated revenues, expenses, and capital requirements. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS,” “Item 2. PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

PART I

Item 1.  Business.

Overview

Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) was incorporated in Minnesota in 1992. In August 2010, we completed an initial public offering and our common stock is traded on the NYSE MKT under the ticker symbol “ELMD.”

Electromed manufactures, markets and sells products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function. The SmartVest System generates High Frequency Chest Wall Oscillation (“HFCWO”), also known as High Frequency Chest Compression, a technique for airway clearance therapy. HFCWO facilitates airway clearance by loosening and mobilizing respiratory secretions in a patient’s lungs. A vest is worn over the torso that repeatedly compresses and releases the chest at frequencies from 5 to 20 cycles per second. Each compression (or oscillation) produces pulsations within the lungs that shear secretions from the surfaces of the airways and propels them toward the mouth where they can be removed by normal coughing. Unlike traditional chest physiotherapy, which must be performed on the patient while he or she is placed in a series of often uncomfortable positions, HFCWO can be performed with the patient sitting upright.

Studies show that HFCWO therapy is as effective an airway clearance method for patients who have cystic fibrosis or other forms of compromised pulmonary function as traditional chest physiotherapy administered by a respiratory therapist. However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe the treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications that are associated with impaired mucus transport. Secondary complications, such as pneumonia, may be serious or life-threatening and often result in costly hospital visits. In addition, the SmartVest System is extremely comfortable, which promotes patient compliance, leading to improved airway clearance and enhanced respiratory function.

The SmartVest System is a portable, programmable, and multi-positional airway clearance machine that generates HFCWO and has been cleared by the Food and Drug Administration (“FDA”) to promote airway clearance and improve bronchial drainage. Consequently, it may be prescribed to patients suffering from diseases such as cystic fibrosis, bronchiectasis, muscular dystrophy, post-surgical airway complications and a variety of other diseases and conditions associated with impaired lung and airway capacity. By clearing airways, patients are able to rid their lungs of retained secretions and are therefore less likely to develop lung infections such as pneumonia.

The SmartVest System features a programmable electro-mechanical air pulse generator and therapy garment, which together provide safe, comfortable, and effective airway clearance therapy. We believe that the lightweight, portable design allows patients greater freedom to travel and enjoy activities of daily living, resulting in enhanced quality of life for patients. A broad range of vest and wrap sizes for children and adults allow for tailored fit and function. User-friendly controls allow children to administer their own daily therapy under adult supervision. Our goal has been to make the HFCWO airway clearance treatments as comfortable and convenient as possible so our patients can more easily tolerate their regimen and be able to perform their treatments as readily as possible.

Personnel

In order to maintain and expand our position in the market for airway clearance therapy products, we have assembled an experienced team of employees with expertise in health care, product development, manufacturing, marketing, sales, and financial management. For example, approximately 28% of our employees are respiratory therapists. In addition, we engage more than 300 respiratory therapists and health professionals on a non-exclusive independent contractor basis to educate and train customers on the SmartVest System.

Our management team has significant business experience and has developed industry relationships, resulting from memberships in various respiratory care professional groups and attendance, sponsorship and participation in numerous medical conferences in the U.S., Europe, and Asia.

In May 2012, Robert D. Hansen retired as Chairman and Chief Executive Officer of Electromed, Inc. The Board of Directors appointed Dr. James J. Cassidy, Chief Operating Officer, as Interim Chief Executive Officer.

In addition to relationships developed at the management level, our staff and contractors, who often play a key role in the education of current and potential customers, have developed trusted relationships across the U.S. with physicians and other caregivers over the course of their careers. Approximately 28% of our full-time employees, including our entire Patient Services Department and approximately half of our sales representatives, are respiratory therapists. Many of these individuals have extensive experience in the field of respiratory care, and their relationships and experience are of great value to the Company. These individuals maintain a dialogue with clinics, patients, patient families, and respiratory therapist trainers to ensure that our products are being properly operated and are performing effectively. Additionally, our sales representatives participate in various events, such as “family days” held by the Cystic Fibrosis Foundation for cystic fibrosis patients, at which they have an opportunity to demonstrate the effectiveness of the SmartVest System and further develop relationships with patients, patient families, physicians and hospitals.

In order to ensure the efficient production of high-quality products, we employ experienced personnel in our Engineering, Manufacturing, and Quality Assurance Departments and work with an established network of vendors.

Our Products

Our products are primarily used in the home health care market. We also sell our products for use in hospitals, which we refer to as “institutional sales.” Accordingly, our points of contact are home health care, hospitals, clinics, and pulmonary rehabilitation centers, both domestically and internationally. The SmartVest System must be prescribed by a physician and, depending on the circumstances of the patient, the cost is generally reimbursable by Medicare, Medicaid, private insurance, or a combination of the three. We have received clearance from the FDA to market our products in the United States, and the products are also registered in certain countries overseas.

The SmartVest System

The SmartVest System consists of a therapy garment, a programmable electro-mechanical air pulse generator for creating and controlling force pulses, and a single hose which extends the force pulses from the generator to the therapy garment. The SmartVest System is a portable airway clearance therapy system that gives the patient direct control over the most difficult and time-consuming aspects of respiratory therapy, and provides caregivers an easier and more reproducible means of administering therapy to disabled or bedridden patients. The SmartVest System also has other appealing practical features including improved ease of use and a non-clinical appearance. We believe these attributes particularly appeal to children, teenagers and young adults and their parents. Our system allows the patient to be relatively mobile while therapy is being given, unlike manual chest physical therapy in which the patient must remain in a fixed position.

The SmartVest therapy garment offers the following features:

•	Design: We have pioneered vest and wrap garment designs that provide consistent and controlled pulse pressure that is distributed throughout the vest and treats the entire front and back of the chest cavity. The SmartVest garments are low profile, featuring a soft, breathable fabric. Some competitive models have reduced the weight and size of their vests by reducing coverage area of the chest and applying pressure to the chest only. We do not endorse or employ a partial coverage vest, and all of our products offer 360-degree coverage. Our SmartVest garment uses a flow-through system design, which can prevent lags in pulse pressure accommodation as compared to a closed-loop system, in which electronic signal generators must continuously send changes in air fill instruction to the air pump. We believe patient comfort is improved as a result of our flow-through design.

•	Size and Ease of Use: The SmartVest garment is available in eight sizes to accommodate children and adults. The simple design of the Velcro and overlap closure system creates a broad size adjustment range to insure a properly tailored fit. It also makes the SmartVest garments easier to clean and disinfect than some competitors’ products, which often use straps and buckles. The patented design includes a removable bladder, permitting the garment to be easily washed and dried. This feature also helps improve infection control efforts.

•	Material: An attractive washable acrylic shell with quick fit Velcro® provides an appealing non-clinical look and feel, which we believe enhances self-esteem and patient compliance.

The SmartVest System’s electronic air pulse generator features the following important aspects:

•	Portable Design: The air pulse generator for the SmartVest System is streamlined and fits into a roller bag for easy transport. Our product’s garment and hose are carried in a small companion bag. The unit is relatively lightweight and can be readily carried or rolled by an individual. The system complies with airline carry-on size limits and can be carried onto an airplane or stowed in the trunk of a car, allowing patients greater freedom to travel.

•	Single-Hose System: When the SmartVest System is in use, a single hose delivers the pulsation to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. In addition to facilitating patient comfort, the single-hose system provides effective treatment by simplifying delivery of the air pulse energy to the lungs. The pulse is delivered evenly from the base of the SmartVest therapy garment, extending the force pulses upward and inward in strong but smooth cycles surrounding the chest, which delivers simultaneous treatment to all lobes of the lungs.

•	Programmable Pulse Generation: The SmartVest System uses an air pulse generator with an internal programmable memory feature to generate a pneumatic pulse. The pulse frequency can be adjusted from 5 to 20 cycles per second, which accommodates the required therapeutic range. The range can be preset with programmable controls, in order to assure patient safety and specific treatment requirements. For example, the unit can be programmed to deliver a varying pulse frequency during the course of a treatment session without requiring manually directed changes. We believe this feature adds convenience and enhances patient compliance with treatment protocol choices.

•	Power Supply: The SmartVest System also includes a power supply suitable for use in international markets, such that voltage and amperage are accommodated automatically.

Other Products

We market the Single Patient Use (“SPU”) SmartVest® and SmartVest Wrap® to health care providers, particularly those working in intensive care units. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for the duration of his or her stay. Both products facilitate continuity of care because they introduce the patient to our product line and may encourage use of the SmartVest System for home care, which can be provided to patients with a chronic condition upon discharge. Both products provide full coverage pulsation. The SPU SmartVest is a full-sized vest that is often used for patients undergoing institutional treatment who are already accustomed to using a SmartVest System. The SPU SmartVest is intended for short-term, in-patient use and allows the patient to avoid contaminating his or her home-use vest while continuing treatment in a hospital or other facility.

The SmartVest Wrap is lightweight, convenient, and well-suited for patients recovering from surgery and short-term illnesses. We believe that the design of the SmartVest Wrap makes it easy for the health care professional to operate because it does not need to go over the patient’s shoulders, minimizing the need to move post-surgical patients and avoiding interference with other devices the patient may be using. In addition, the SmartVest wrap is reversible, which allows the air pulse generator to be aligned on either side of a hospital bed. We believe that our ability to provide a more comfortable therapy alternative to patients results in a higher likelihood of patient cooperation and consistent use.

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

Because sale of the SmartVest System is by physician’s prescription only, we market to health care professionals, such as doctors, nurses, respiratory therapists, case managers, and clinic coordinators. However, with respect to both our in-home and institutional products, the health care professionals’ decisions may be based on preferences expressed by patients. Therefore, we believe that it is also important to market our products to patients and caregivers. In addition, because the availability of reimbursement is an important consideration for health care professionals and patients, we must also demonstrate the effectiveness of our product to public and private insurance providers.

The SmartVest System is currently prescribed to patients who suffer from cystic fibrosis (“CF”), bronchiectasis, neuro-muscular disorders or post-surgical complications and patients who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. When we entered the market in 2000, we focused on providing our product to CF patients because we felt those individuals could greatly benefit from treatment from our HFCWO system and it was the indication most likely to qualify for reimbursement at that time. Over time, we have expanded our focus to include post-surgical and intensive care patients at risk of developing pneumonia, patients with end-stage neuromuscular disease, and ventilator-dependent patients.

The essential requirements that make a patient a candidate for airway clearance therapy are compromised respiratory function with a need to:

•	maintain and/or improve pulmonary status;

•	mobilize secretions several times per day; and

•	carry out activities of daily living.

The SmartVest System is designed to meet the individual patient’s needs by providing HFCWO therapy that is effective, efficient, easy to administer, and can be performed independently. Electromed’s established marketing and product support services provide education, training, and follow-up with the patient population to insure the product is integrated into their daily treatment regimen. We believe advantages of the SmartVest System to the independent patient include:

•	eligibility for reimbursement by private insurance, by federal or state government programs or combinations of the foregoing;

•	consistent treatments at home;

•	independence from a dedicated caregiver;

•	portability;

•	improved comfort during therapy; and

•	improved self-image.

Marketing, Sales and Distribution

During our 2012 fiscal year, we experienced significant turnover in our sales team and downward pressure on reimbursement. Throughout the year, we worked to enhance our domestic sales team. We believe these efforts adversely impacted our revenue growth. We expect to achieve future sales and earnings growth through aggressive sales and marketing, bringing more value to our customers, and reviewing opportunities to expand our product line.

We participate in medical conferences and maintain industry contacts in order to increase the visibility of our products and acceptance by physicians and health care professionals, as well as patients. In addition, we place advertisements in leading medical magazines and journals in the U.S. and Europe. We will also be revising our Internet web site to make it more targeted and user friendly; this will be of significant value to our patients, clinicians, and payers.

The Company has recently hired a new Directory of Marketing, Gary Sullivan. Mr. Sullivan comes to us with more than 25 years of sales/marketing management experience in Fortune 100 companies, mid-caps, and start-up organizations in the fields of medical devices, diagnostics, and pharmaceuticals. His background includes domestic as well as international markets.

North American Marketing

In the United States, Electromed sells its products through a network of direct sales representatives. Each representative, or Clinical Area Manager (“CAM”), is responsible for introducing our products, principally the SmartVest System, to clinics and hospitals within a specific geographical area, and providing continued support to customers. As of June 30, 2012, we had 25 total sales representatives, including three regional sales managers and 22 CAMs. Collectively, our sales force covers the entire United States, which we have divided into West, Midwest, and East regions. Each CAM is assigned to a territory within one of the three regions. We have also developed a network of more than 300 respiratory therapists and health care professionals to assist with training patients across the U.S. on a non-exclusive independent contractor basis. We believe that the professional knowledge of the CAMs and trainers demonstrates our commitment to customer satisfaction and facilitates sales.

Electromed has also hired a new Director of Sales responsible for our worldwide sales effort. William Kalb brings a record of accomplishment in more than twenty years of medical sales management and business development. Mr. Kalb will focus his efforts on growing sales revenue in the domestic market and overseeing our International Distributor network.

International Marketing

In fiscal 2012, our international sales comprised approximately 2.8% of net revenue. Internationally, Electromed sells through independent distributors specializing in respiratory products. Each distributor operates in an exclusive territory. Our principal distributors are located in the Arab States of the Persian Gulf, Europe, and Japan. Units are sold at a consistent price with payment made directly from the distributor, rather than allowing payments consistent with reimbursement as is the case for domestic sales. We continue to identify distributors in attractive markets for the SmartVest System.

Competition

HFCWO was first developed for CF patients at the University of Minnesota. The purpose of HFCWO is to provide more effective mucus clearance in a form that could be performed independently of a caregiver. The original technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc.) which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of this technology. All of ARI’s products use a two-hose, closed-loop system, in contrast to the single-hose, flow-through system that the SmartVest System uses, which we believe provides greater ease of use and patient comfort. In 2005, Respiratory Technologies, Inc., a privately held company doing business as RespirTech, received FDA clearance to market their inCourage® system (the “inCourage System”), which includes a HFCWO vest. Like the SmartVest System, ARI’s The Vest® and RespirTech’s inCourage System are cleared for market by the FDA.

From a clinical performance perspective, all HFCWO products meet a common standard of “substantial equivalence.” As a result, product features and benefits, size, weight of the generator, reputation for patient services, and sales effectiveness of field personnel have become key variables. We believe that the product features of the SmartVest System enable us to compete effectively, particularly when health care professionals, patients, and caregivers are provided with demonstrations of product choices prior to committing to a specific product. We often provide demonstration units to encourage such comparisons. Unlike our competitors’ products, the SmartVest System has a single-hose, flow-through system design and an adjustable vest garment made from soft, breathable and washable fabric. We use Velcro in our patented vest to provide a tailored fit, as opposed to an inflatable fit model. In addition to product features, our focus on providing exemplary customer training and service, along with our commitment to engage and retain highly motivated employees and contractors, many of whom are medical professionals, provides what we believe to be a valuable competitive advantage.

Alternative products for administering pulmonary therapy include:

•	Positive Expiratory Pressure (“PEP”) mask (e.g., Pari PEP™ S, PARI Respiratory Equipment, Inc.) which provides backpressure into the lungs on expiration to keep respiratory tracts open longer to drain;

•	The Flutter® (Axcan Scandipharm Inc.), a tube which vibrates on expiration;

•	Acapella® Vibratory PEP Therapy System (Smiths Medical), a handheld device that combines PEP with oscillations;

•	Intrapulmonary Percussive Ventilation Device (e.g., HC Impulsator®, Percussionaire Corporation), generally comprised of a ventilator that combines positive air pressure with nebulisation as appropriate; and

•	Traditional Chest Physical Therapy (“CPT”), which is usually performed one to four times per day.

Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We believe our primary competitive advantage over alternative treatments is patient comfort, ease of use, and the effectiveness of HFCWO treatment as compared to CPT and other alternative treatments. Because HFCWO is not “technique dependent,” as compared to most other pulmonary therapy products, therapy begins automatically once power is provided and remains consistent and controlled for the duration of the session. We strive to make the SmartVest System an increasingly attractive and comfortable form of HFCWO therapy. We believe that HFCWO therapy generally, and the SmartVest System in particular, produces less interference with daily activities, which increases the likelihood of regular use. We believe these advantages encourage physicians to prescribe and patients to request the SmartVest System for pulmonary therapy. Reimbursement for the diverse patient populations for each of these pulmonary therapies varies greatly because a patient’s medical care costs are typically addressed by a combination of private insurance and government benefit schedules, as well as state health care policies and programs.

Research and Development

As of June 30, 2012, our research and development staff consisted of two full-time employee engineers and several consultants. We also have received engineering support pursuant to an agreement with Hansen Engine Corporation, an entity in which Mr. Craig N. Hansen, a director of the Company, serves as Vice President of Research and Development and a director; Mr. Robert D. Hansen, former Chairman and Chief Executive Officer of the Company, serves as Chairman and Chief Executive Officer; and Thomas M. Hagedorn, a director of the Company, serves as a director. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Our team, the majority of whom have experience in respiratory therapy and medical device development, has a demonstrated record of developing new products which receive the appropriate product approvals and regulatory clearances, with our products having been approved or cleared in the U.S., Canada, Japan and the member countries of the European Union.

During the fiscal years ended June 30, 2012 and 2011, we incurred research and development expenses of approximately $921,000 and $1,034,000, respectively. As a result of our expected investments in enhancing the SmartVest System, we intend to spend at least 5% of net revenue on research and development activities for the foreseeable future.

Intellectual Property

As of June 30, 2012, we held 23 issued U.S. patents and 22 foreign patents covering the SmartVest System and its underlying technology, and had 31 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. Our first U.S. patent expires in 2013 and our first Canadian patent in 2016.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries in which we have identified as key markets for our products. These markets include the European Union, Canada, Japan, and other countries.

We have also received the following U.S. trademark and service mark registrations: MEDPULSE, MEDPULSE RESPIRATORY VEST SYSTEM, SMARTVEST, SMARTVEST WRAP, SMARTWRAP, FACT, SOFT START, TRIMLINE, and CREATING SUPERIOR CARE THROUGH INNOVATION.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 10,000 square feet. Our site has been regularly audited by the FDA, in accordance with FDA practices, and we maintain our operations in a manner consistent with FDA requirements for a medical device manufacturer. Our manufacturing processes emphasize simplicity, cost-effectiveness, and a capacity to realize increases in production volume with escalation in demand. All employees are responsible for maintaining specific manufacturing and quality standards, which are monitored by our quality assurance department and certified on an annual basis to be compliant with ISO 13485 and ISO 9001 quality system standards.

Our staff is responsible for manufacturing each SmartVest System. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, Minnesota, consistent with FDA, Underwriters Laboratory (“UL”), and ISO standards. While all third-party vendors present some degree of risk, many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor the supply chain. We maintain an adequate supply of all of our critical components to meet demand.

Seasonality

Our business is not materially affected by seasonality.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States and Canada, we provide a lifetime warranty to the individual patient for whom the system is prescribed. For products sold to patients in Greece, we provide a five-year warranty. For sales to institutions within the United States and Canada, and for all other sales to individuals and institutions made outside of the United States, Canada and Greece, we provide a three-year warranty. Our warranties provide that if a newer model of our systems has been developed and sold between the time of purchase of the original system and we determine the need for replacement, we may replace the system with a newer model in our sole discretion.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System will generally rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

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

A key element in our customer support strategy has been achieved by establishing an effective reimbursement department to seek insurance authorization and process claims on behalf of the patient. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to acquire the SmartVest System over a period of 1 to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The amount we receive for any single unit is based on reimbursement schedules and may vary based on a number of factors, including Medicare and third-party reimbursement processes and policies. The patient maintains the risk of reimbursement to the Company in the event of non-payment by third-party payers.

Payments for overseas sales are made directly by the distributors, and we are not involved in the reimbursement process. International sales were approximately 2.8% and 3.2% of our net revenue during fiscal years 2012 and 2011, respectively.

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

Product Regulations

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Since inception, management has retained the necessary clinical, medical and legal expertise to support required clearances and approvals to market our products. Our regulatory and quality assurance departments provide detailed oversight of their areas of responsibility.

We have received clearance from the FDA to market our products, including the SmartVest System, as a “powered percussor.”

We obtained ISO 9001and ISO 13485 Certification in January 2005, which demonstrates that our products conform to uniform standards for manufacturing quality and that our business meets certain professional standards. In addition, we obtained clearance to use the European Union CE Mark on our products in April 2005. The CE Mark is required for medical device sales in countries within the European Economic Area, which includes the 27 member countries of the European Union as well as Iceland, Liechtenstein, Norway, Switzerland, Turkey, and other European countries that may adopt EU standards voluntarily. Renewal of the CE Mark is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE Mark in good standing since originally receiving it and most recently renewed it in January 2010. We also require all of our distributors to comply with their home country regulations.

FDA Requirements

If we develop new medical devices or modifications to existing products that would affect the product’s safety or effectiveness, we may be required to obtain FDA clearance before marketing the new or modified product in the U.S., either through the 510(k) clearance process or the more complex Premarket Approval process. The process may be time consuming and expensive, particularly if clinical trials are required. Failure to obtain such clearances or approvals could adversely affect our ability to grow our business. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

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

Fraud and Abuse Laws

Federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded health care programs. The principal federal laws include:

•	the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program;
•	the Anti-Kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal health care program; and
•	health care fraud statutes that prohibit false statements and improper claims with any third-party payer.

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

The HIPAA privacy and security standards govern the use and disclosure of protected health information by “covered entities”, which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. Our compliance with certain provisions of these standards entails significant costs for us. Failure to comply with HIPAA or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

Employees

As of June 30, 2012, we employed 91 total employees, 86 of which were full-time. Of our 91 employees, approximately 28% are respiratory therapists licensed by appropriate state professional organizations, including all of the employees in our Patient Services Department and approximately half of our sales representatives. In addition, we retain as independent contractors several expert consultants, who assist with reimbursement, product development, and other subjects as needed. We also retain more than 300 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the U.S. Approximately 85% of these independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists. The remainder of these health care professionals are licensed in fields such as respiratory care, nursing or physical therapy. We believe that providing our customers with the opportunity to obtain support and training from health care professionals underscores our commitment to professional service and high quality.

None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below are the names, titles, periods of service, and business experience of our executive officers.

Name	Age	Title

James J. Cassidy, Ph.D.	53	Interim Chief Executive Officer and Chief Operating Officer

Jeremy Brock, CPA	33	Chief Financial Officer

James J. Cassidy, Ph.D.— Interim Chief Executive Officer, Chief Operating Officer

Dr. Cassidy joined Electromed in June 2011 as Chief Operating Officer. Upon the retirement of Robert D. Hansen in May 2012, Dr. Cassidy was appointed Interim Chief Executive Officer. Dr. Cassidy has extensive international management experience in the medical device industry. From March 2010 to May 2011, Dr. Cassidy offered business development and technology consulting services to the medical device industry through TransAtlantic Medical Device Consulting, LLC, an entity which he founded. Prior to that, Dr. Cassidy was the Chief Operating Officer of Vertebral Technologies, Inc. from June 2009 to February 2010 and the Vice President of Development for ApaTech, Ltd. from September 2004 to February 2009. Dr. Cassidy has also served as the Chief Executive Officer of successful start-up companies in the U.S. (CERAbio) and Europe (Cartificial). In addition, Dr. Cassidy serves as a general partner of Epic BioVentures, LLC, a company that invests in and advises medical technology businesses. Dr. Cassidy has a doctorate in Biomedical Engineering from Case Western Reserve University and an MBA from the University of Memphis.

Jeremy Brock, CPA—Chief Financial Officer

Mr. Brock joined Electromed in August 2011 as the controller and principal accounting officer and became the Company’s Chief Financial Officer in October 2011. Prior to joining the Company, Mr. Brock spent five years with the CPA firm CliftonLarsonAllen LLP. While with CliftonLarsonAllen, he focused on performing and managing audit and tax engagements in the manufacturing, distribution and technology sectors. As a Certified Public Accountant, Mr. Brock has also worked on strategic business planning, risk assessments, and the design and implementation of internal controls. Mr. Brock brings additional management and leadership experiences from his time serving in the United States Marine Corps from 1998 to 2002. Mr. Brock has a Bachelor of Arts degree in Accounting and Finance from the University of Northern Iowa.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B.  Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.  Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 total square feet, which are located on an approximately 2.3 acre parcel at 500 Sixth Avenue NW, New Prague, Minnesota 56071 and 502 Sixth Avenue NW, New Prague, Minnesota 56071. Effective July 1, 2011, we began leasing approximately 20,000 square feet of warehouse space in a building adjacent to the manufacturing facilities. Approximately 10,000 square feet of the newly leased building was converted to office space. We consider the current facilities to be satisfactory for our growth plans. In addition, we believe there is sufficient space within the lot in New Prague for additions to the most recently constructed building.

Item 3.  Legal Proceedings.

Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred and the amount is known or can be reasonably estimated. We are not aware of any actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market on August 13, 2010 under the symbol “ELMD” in connection with our initial public offering. Effective October 3, 2011, our common stock began trading on the NYSE Amex (now NYSE MKT). The following table sets forth the high and low sales prices of our common stock by quarter during the 2012 and 2011 fiscal years.

	2012 Fiscal Year
Quarter Ended	High	Low
September 30	$3.60	$2.69
December 31	$4.49	$3.00
March 31	$3.75	$2.64
June 30	$2.98	$1.93

	2011 Fiscal Year
Quarter Ended	High	Low
September 30	$4.35	$3.25
December 31	$3.79	$3.25
March 31	$3.84	$2.94
June 30	$3.94	$3.11

Holders

As of August 31, 2012, there were 149 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future. Currently, the agreement governing our credit facility restricts our ability to pay cash dividends.

Recent Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities by the Company

None.

Use of Proceeds

We completed our IPO during the first quarter of our 2011 fiscal year. The effective date of our registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-166470), was August 12, 2010. Net proceeds from the IPO totaled approximately $5,946,000. We have used the net proceeds from the IPO to make payments on our existing indebtedness; add employees to our Reimbursement, Patient Services and Administrative Departments; add members to our sales force; continue our research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

We used approximately $2,849,000 in net proceeds during the year ended June 30, 2012, compared to $3,097,000 used as of June 30, 2011. This represents use of all net proceeds received in the IPO. During the year ended June 30, 2012, we made net payments of approximately $352,000 on our term debt with U.S. Bank. In addition, we used approximately $777,000 to fund the addition of employees to our Reimbursement, Patient Services, and Administrative Departments; approximately $534,000 to add members to our sales force; and approximately $427,000 for expenses associated with being a public company, such as legal, accounting, and other professional fees. We used approximately $439,000 to purchase property and equipment for converting approximately 10,000 square feet of a newly leased building to office space to support the increase in the number of employees at our corporate facility.

Finally, we used approximately $320,000 of the net proceeds from the IPO to fund an increase in our research and development efforts. A portion of this amount was paid to Hansen Engine Corporation, a research and development company that provided us with engineering services pursuant to a Letter Agreement dated February 16, 2010. Former Chairman and Chief Executive Officer Robert D. Hansen and directors Craig N. Hansen and Thomas M. Hagedorn are shareholders and directors of Hansen Engine Corporation. Robert D. Hansen serves as President and Chief Executive Officer and Craig N. Hansen serves as Vice President of Research and Development for that entity. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function. Our products are sold for both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” For approximately twelve years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes post-surgical and intensive care patients at risk of developing pneumonia, patients with end-stage neuromuscular disease, and ventilator-dependent patients.

Because sale of the SmartVest System is by a physician’s prescription only, we market to physicians and health care providers as well as directly to patients. In addition to distributors overseas, we have established our own domestic sales force, which we believe is able to provide superior support and training to our customers. In addition, we have non-exclusive independent contractor arrangements with more than 300 respiratory therapists and health care professionals who also provide education and training to our customers. Further, although the reimbursement process is subject to many contingencies, the SmartVest System is often eligible for reimbursement from major private insurance providers, HMOs, state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy.

For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code for High Frequency Chest Wall Oscillation devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

We have been generating revenue from the sale of the SmartVest System or its predecessor products since 2000 and have generated net income since the fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2012, we generated revenue of approximately $19,524,000 and net income of approximately $187,000. Our sales growth rate was 2.7% for the 2012 fiscal year compared to the 2011 fiscal year and was 32.9% for the 2011 fiscal year compared to the 2010 fiscal year. Net income as a percentage of sales was 1.0% in 2012 compared to 5.6% in 2011. Management believes the deceleration in revenue growth was primarily due to turnover in our domestic sales force. The decrease in net income was primarily due to retirement costs for two former officers of the Company, recruitment costs associated with replacing sales representatives, and staffing increases for sales growth that did not materialize.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from direct patient sales are recorded at the amount to be received from patients under their arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid. In addition, we record an estimate for selling price adjustments that often arise from changes in a patient’s insurance coverage, changes in a patient’s state of domicile, insurance company coverage limitations or patient death. We periodically review originally billed amounts and our collection history and make changes to the estimation process by considering any changes in recent collection or sales allowance experience, but have not made material adjustments to previously recorded revenues and receivables.

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

Certain third-party reimbursement agencies pay us on a monthly installment basis, which can span from 18 to 60 months in the cases of Wisconsin, Texas, and New York Medicaid, which constitute the majority of our installment method sales. Due to the length of time over which reimbursement is received, we believe that the inherent uncertainty of collection due to external factors noted above precludes us from making a reasonable estimate of revenue at the time the product is shipped. In certain circumstances, the patient must periodically attest that the unit continues to be utilized as a prerequisite to continued reimbursement coverage. Therefore, we believe the installment method is appropriate for these sales. If the third party reimbursement agency discontinues payment and we determine no further payments will be made from the patient, the carrying value of the account receivable is written off as a period adjustment against the previously recognized sales. Under the installment method, we do not record accounts receivable or revenue at the time of product shipment. We defer the revenue associated with the sale and, as each installment is received, that amount is recognized as revenue. Deferred costs associated with the sale are amortized to cost of revenue ratably over the estimated period in which collections are scheduled to occur.

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

We request that customers return previously-sold units that are no longer in use to us in order to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We have not obtained certification to recondition and resell returned units. Returned units are primarily used for warranty replacement parts and demonstration equipment. Returned products do not have significant value to us as the costs of becoming certified to resell, reclamation and reconditioning typically exceed the costs of producing a new unit.

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

Property and equipment are stated at cost less accumulated depreciation. We use the straight-line method for depreciating property and equipment over their estimated useful lives, which range from 3 to 39 years. Our finite-life intangibles consist of patents and trademarks and their carrying costs include the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively, using the straight-line method. During the year ended June 30, 2011 we incurred legal defense costs associated with a trademark infringement lawsuit filed against us (see Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report). Such legal defense costs are being capitalized and amortized over the remaining useful life of the trademark. We expect future amortization expense to increase as we incur additional costs associated with our patents and trademarks.

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

Warranty Reserve

We provide a lifetime warranty on products sold to patients in the United States and Canada, a three-year warranty for institutional sales within the United States and Canada, a five-year warranty on products sold to patients in Greece, and a three-year warranty on all other sales to individuals and institutions outside of the United States, Canada and Greece. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability, and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claim data and historical experience warrant.

Share-Based Compensation

Share-based payment awards consist of options issued to employees for services, and to non-employees in lieu of cash payment for products or services. Expense is estimated using the Black-Scholes pricing model at the date of grant and the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award. In determining the fair value of our share-based payment awards, we make various assumptions when using the Black-Scholes pricing model, including expected risk free interest rate, stock price volatility, life and forfeitures. Please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Revenues

Revenue results for the 12 month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,		Increase (Decrease)
	2012	2011
Total Revenue	$ 19,524	$ 19,004	$ 520	2.7%

Home Care Revenue	$ 17,959	$ 17,348	$ 611	3.5%

International Revenue	$ 547	$ 608	$ (61)	(10.0%)

Government/Institutional Revenue	$ 1,018	$ 1,048	$ (30)	(2.9%)

Home Care Revenue. Our home care revenue increased by 3.5% or approximately $611,000 in fiscal 2012 compared to fiscal 2011. While this was an increase year over year, sales grew at a slower rate than in prior years. This resulted primarily from turnover in our domestic sales force. We did see a slight increase in the number of referrals and the number of approvals for reimbursement in fiscal 2012 compared to fiscal 2011.

International Revenue. International revenue decreased by 10.0% in fiscal 2012, or $61,000. Revenue from sales in Asia and Europe in fiscal 2012 decreased by approximately $133,000 and $78,000, respectively, over fiscal 2011, while sales in the Middle East and Central/South America increased by approximately $94,000 and $45,000, respectively, over fiscal 2011. Sales to Europe continue to be negatively affected by the debt crises and austerity programs in many European countries.

Government/Institutional Revenue. Revenue from sales to government and private institutions decreased by approximately $30,000 in fiscal 2012 compared to fiscal 2011. Revenue from sales to the U.S. Department of Veterans Affairs (“VA”) and other government institutions decreased by approximately $19,000 or 8.0%, from approximately $238,000 in fiscal 2011 to approximately $219,000 in fiscal 2012. Revenue from sales to private institutions decreased by approximately $11,000 or 1.4%, from approximately $810,000 in fiscal 2011 to approximately $799,000 in fiscal 2012. The decreases were driven primarily by sales force turnover and by uncertainty concerning the implementation of the Patient Protection and Affordable Care Act negatively impacting institutional purchases of equipment.

Gross Profit

Gross profit increased to $14,145,000, or 72.4% of net revenues, for the fiscal year ended June 30, 2012, from approximately $13,778,000, or 72.5% of net revenues, for the fiscal year ended June 30, 2011. The increase in gross profit dollars resulted from the increase in sales volume.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal year ended June 30, 2012 were approximately $12,618,000, compared to approximately $10,874,000 for the prior year, an increase of approximately $1,744,000 or 16%. SG&A payroll and compensation related expenses increased by approximately $987,000 or 19.1% to approximately $6,168,000. The increase was primarily driven by the hiring of several key managers to support the current and future growth of the Company, specifically the Chief Operating Officer, Director of Human Resources, three Regional Sales Managers, Reimbursement Manager, and an Accounting Manager. There were also severance and certain other expense related to the retirement of two former officers of approximately $482,000 during the year ended June 30, 2012. Travel, meals and entertainment and trade show expenses increased by approximately $93,000 to approximately $1,712,000, compared to approximately $1,619,000 in fiscal 2011. This increase was primarily due to the increased size of the sales force.

Legal and professional fees increased by approximately $300,000 to approximately $990,000, compared to approximately $690,000 in fiscal 2011, due to additional accounting and legal expenses associated with public company reporting and compliance requirements. Advertising and marketing expenses increased by approximately $52,000 to approximately $875,000 in fiscal 2012, compared to approximately $823,000 in fiscal 2011. Patient training expenses increased by approximately $56,000 to approximately $532,000 in fiscal 2012, compared to approximately $476,000 in fiscal 2011. The increase in patient training expenses was primarily driven by the increase in the number of referrals. Insurance expenses increased by approximately $29,000 to approximately $730,000 in fiscal 2012, compared to approximately $701,000, or 3.7% of sales, in fiscal 2011. The insurance costs increase is related to an increase in the Company-paid portion of health insurance premiums, as the number of employees covered increased during the fiscal year.

Research and development expenses. Research and development (“R&D”) expenses were approximately $921,000 and $1,034,000 for the fiscal years ended June 30, 2012 and 2011, respectively, a decrease of approximately $113,000. The decrease in R&D expenses was caused by a reduction in hours of certain vendors and payroll expense. As a percentage of sales, management expects to spend approximately 5.0% of sales on R&D expenses for the foreseeable future.

Interest expense

Interest expense decreased to approximately $169,000 in fiscal 2012, compared to $191,000 in fiscal 2011, a decrease of approximately $22,000. The decrease was primarily due to a decrease in average outstanding debt.

Income tax expense

Income tax expense was $251,000 in fiscal 2012, compared to $623,000 in fiscal 2011. The effective income tax rate in fiscal 2012 was approximately 57.0% compared to approximately 37.1% in fiscal 2011. The increase in the effective tax rate is related to changes in permanent differences including the estimate for the Federal Research and Development Tax Credit, which has not been extended past December 31, 2011 by the U.S. Congress.

Net income

Net income for the twelve months ended June 30, 2012 was approximately $187,000, or 1.0% of revenues, compared to approximately $1,056,000, or 5.6% of revenues, in fiscal 2011. The decrease in net income as a percentage of sales was the result of higher expenses from recruitment following turnover in our sales force, retirement costs for two former officers of the Company, staffing increases for sales growth that did not materialize, and additions to our management team to support our operations as we increase revenues and manage compliance with public company reporting requirements.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the fiscal year ended June 30, 2012, our net cash used in operating activities was approximately $1,172,000. Our net income of approximately $187,000 was adjusted for non-cash expenses of approximately $908,000. Net income was offset by approximately $1,258,000, $536,000 and $414,000 increases in accounts receivable, inventories, prepaid expenses and other assets, respectively. Net income was also offset by a decrease in current liabilities of approximately $59,000.

For the fiscal year ended June 30, 2011, our net cash used in operating activities was approximately $1,415,000. Our net income of approximately $1,056,000 was adjusted for non-cash expenses of approximately $477,000 and an increase in current liabilities of approximately $647,000. Net income was also offset by approximately $3,016,000, $385,000 and $193,000 increases in accounts receivable, inventories, prepaid expenses and other assets, respectively.

Cash Flows from Investing Activities

For the fiscal year ended June 30, 2012, cash used in investing activities was approximately $849,000. Cash used in investing activities primarily consisted of approximately $787,000 in net expenditures for property and equipment and $62,000 in payments for patent and trademark costs.

For the fiscal year ended June 30, 2011, cash used in investing activities was approximately $1,111,000. Cash used in investing activities primarily consisted of approximately $452,000 in net expenditures for property and equipment and $659,000 in payments for patent and trademark costs, the majority of which related to the defense of our SmartVest trademark.

Cash Flows From Financing Activities

For the fiscal year ended June 30, 2012, cash used in financing activities was approximately $369,000, consisting of approximately $29,000 net proceeds from the exercise of options, and $23,000 in proceeds from subscription notes receivable. This was offset by principal payments on long-term debt of approximately $409,000.

For the fiscal year ended June 30, 2011, cash provided by financing activities was approximately $6,007,000, consisting of approximately $6,364,000 in net proceeds from the issuance of common stock in our initial public offering, $26,000 from exercise of options, and $60,000 in proceeds from subscription notes receivable. This was offset by principal payments on long-term debt of approximately $436,000.

Adequacy of Capital Resources

Based on our current operational performance, we believe our cash and cash equivalents and available borrowings under the existing credit facility will provide adequate liquidity for the next year. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Our primary capital requirements relate to adding employees in our sales force; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

We spent approximately $792,000 and $466,000 on property and equipment during the 2012 and 2011 fiscal years, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

On November 8, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (“U.S. Bank”), which was amended on December 30, 2011, May 14, 2012, and September 21, 2012, that provides for an increase in the revolving line of credit to $6,000,000, an increase of $2,500,000 over the prior credit agreement, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (“Term Loan A”). The remaining $1,000,000 term loan bears interest at 4.28% (“Term Loan B”). Interest on the operating line of credit accrues at LIBOR plus 3.08% (3.33% at June 30, 2012) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of June 30, 2012, we had approximately $1,768,000 outstanding on the operating line of credit and approximately $1,588,000 outstanding on the term loan debt for a total amount outstanding under the U.S. Bank credit facility of $3,356,000. As of June 30, 2012, we had net unused availability of $3,116,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

The agreement governing the credit facility contains certain covenants that restrict our ability to, among other things, pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and total cash flow leverage ratios. As of June 30, 2012 the Company was in violation of its fixed charge coverage ratio financial performance covenant. The Company notified the bank and the bank waived the event of default as of June 30, 2012, in the third amendment to the credit agreement, dated September 21, 2012. The third amendment modifies the fixed charge coverage ratio to exclude one-time expenses related to the retirement of the Company’s former CEO and CFO as well as exclude overpayment of certain income tax payments that are to be refunded to the Company. As provided in Note 10 to the Notes to the Consolidated Financial Statements, on May 11, 2012, the Company’s former Chairman and Chief Executive Officer retired from his positions as Chairman, Chief Executive Officer and director effective immediately. Under the amended and restated credit facility, as amended, a change in the Company’s Chief Executive Officer position is a covenant violation and, by extension, an event of default. The Company notified U.S. Bank of its violation of the covenant, and U.S. Bank waived the event of default.

The Company has entered into a separation agreement and release with the former Chairman and Chief Executive Officer which calls for a payment equal to one year’s base salary of $209,000 payable on December 1, 2012. In July 2012, he also received earned and unpaid bonus for the period through May 11, 2012 of approximately $96,000. The Company will make payments of all COBRA health insurance premiums for a period of 18 months following the effective date of retirement, estimated at $16,500.

On August 19, 2011, we entered into a Transition Agreement with our former Chief Financial Officer, Mr. Terry Belford, pursuant to which he retired effective on October 18, 2011, the date on which our new Chief Financial Officer commenced employment. We entered into a Separation Agreement and Release on the effective date of Mr. Belford’s retirement, which supersedes Mr. Belford’s January 1, 2010 employment agreement. The Separation Agreement and Release provides that Mr. Belford will receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000, representing six months of separation pay and a pro rata portion of his calendar year 2011 bonus payment, which was paid December 2011. In exchange, Mr. Belford executed a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, and was required to provide consulting and transition services as reasonably requested by us through December 31, 2011.

In connection with the Employment Agreement we entered into with our new Chief Financial Officer, Mr. Jeremy Brock, on October 18, 2011, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. With respect to a resignation upon a change in control or a termination without cause, the amount of the severance payment would be an amount equal to his ending base salary from the date of termination through the expiration of the then-current term. The first term of the agreement will end on the last day of the calendar year 2012. The agreement will automatically renew for successive one calendar year periods unless earlier terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

In connection with the Employment Agreement we entered into with our Chief Operating Officer, Dr. James J. Cassidy, on February 15, 2012, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. Effective May 11, 2012, the Board appointed Dr. Cassidy to the position of interim Chief Executive Officer. The Employment Agreement was not materially amended in connection with Dr. Cassidy’s appointment as interim Chief Executive Officer. If the agreement is terminated by us without cause, we may be required to pay severance to Dr. Cassidy in a lump sum equal to his ending base salary from the date of termination through the expiration of his then-current term of employment. The severance will be paid in exchange for Dr. Cassidy’s release of any and all claims against us and his compliance with the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated February 15, 2012. If the agreement is terminated by Dr. Cassidy following a change in control, we may be required to pay severance to Dr. Cassidy in a lump sum equal to his earned and unpaid bonus or incentive compensation and two years of his base salary. The severance will be paid in exchange for Dr. Cassidy’s release of any and all claims against us.

Certain Information Concerning Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Electromed, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Electromed, Inc. and Subsidiary as of June 30, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electromed, Inc. and Subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota

September 26, 2012

Electromed, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2012 and 2011

	June 30,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$1,702,435	$4,091,739
Accounts receivable (net of allowances for doubtful accounts of $45,000)	10,850,859	9,593,105
Inventories	2,392,416	1,855,957
Prepaid expenses and other current assets	359,583	371,257
Income tax receivable	340,744	—
Deferred income taxes	656,000	722,000
Total current assets	16,302,037	16,634,058
Property and equipment, net	3,170,014	2,807,082
Finite-life intangible assets, net	1,174,033	1,235,828
Other assets	274,940	191,964
Total assets	$20,921,024	$20,868,932

Liabilities and Equity
Current Liabilities
Revolving line of credit	$1,768,128	$1,768,128
Current maturities of long-term debt	254,020	438,267
Accounts payable	749,985	733,621
Accrued compensation	636,995	868,229
Warranty reserve	610,000	444,096
Other accrued liabilities	151,558	161,166
Total current liabilities	4,170,686	4,413,507

Long-term debt, less current maturities	1,390,003	1,582,102
Deferred income taxes	280,000	167,000
Total liabilities	5,840,689	6,162,609

Commitments and Contingencies (Note 9)

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; issued and outstanding: 8,114,252 and 8,100,485 shares, respectively	81,143	81,005
Additional paid-in capital	12,959,136	12,794,368
Retained earnings	2,040,056	1,853,450
Common stock subscriptions receivable for 15,000 shares outstanding at June 30, 2011	—	(22,500)
Total equity	15,080,335	14,706,323
Total liabilities and equity	$20,921,024	$20,868,932

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 2012 and 2011

	Years Ended June 30,
	2012	2011

Net revenues	$19,524,489	$19,003,507
Cost of revenues	5,379,410	5,226,001
Gross profit	14,145,079	13,777,506

Operating expenses
Selling, general and administrative	12,617,973	10,873,904
Research and development	920,769	1,033,693
Total operating expenses	13,538,742	11,907,597
Operating income	606,337	1,869,909

Interest expense, net of interest income of $8,402 and $10,923 respectively	168,731	191,332
Net income before income taxes	437,606	1,678,577

Income tax expense	(251,000)	(623,000)
Net income	$186,606	$1,055,577

Earnings per share:
Basic	$0.02	$0.14
Diluted	0.02	0.13

Weighted-average common shares outstanding:
Basic	8,107,723	7,816,367
Diluted	8,113,175	7,841,006

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Consolidated Statements of Equity
Years Ended June 30, 2012 and 2011

			Additional		Common Stock
	Common Stock		Paid-in	Retained	Subscriptions	Total
	Shares	Amount	Capital	Earnings	Receivable	Equity
Balance at June 30, 2010	6,187,885	$61,879	$6,685,362	$797,873	$(82,500)	$7,462,614

Net income	—	—	—	1,055,577	—	1,055,577
Issuance of common stock upon exercise of options/warrants	12,600	126	25,674	—	—	25,800
Proceeds from subscription notes receivable	—	—	—	—	60,000	60,000
Share-based compensation expense	—	—	156,169	—	—	156,169
Issuance of common stock for initial public offering	1,900,000	19,000	5,927,163	—	—	5,946,163

Balance at June 30, 2011	8,100,485	81,005	12,794,368	1,853,450	(22,500)	14,706,323

Net income	—	—	—	186,606	—	186,606
Issuance of common stock upon exercise of options/warrants	13,767	138	29,163	—	—	29,301
Proceeds from subscription notes receivable	—	—	—	—	22,500	22,500
Share-based compensation expense	—	—	135,605	—	—	135,605
Balance at June 30, 2012	8,114,252	$81,143	$12,959,136	$2,040,056	$—	$15,080,335

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2012 and 2011

	Years Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$186,606	$1,055,577
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	408,630	335,620
Amortization of finite-life intangible assets	123,996	113,850
Amortization of debt issuance costs	12,824	31,463
Share-based compensation expense	135,605	156,169
Deferred income taxes	179,000	(186,000)
Loss on disposal of property and equipment	47,906	26,225
Changes in operating assets and liabilities:
Accounts receivable	(1,257,754)	(3,016,103)
Inventories	(536,459)	(385,182)
Prepaid expenses and other assets	(413,557)	(193,342)
Accounts payable and accrued liabilities	(58,574)	646,619
Net cash used in operating activities	(1,171,777)	(1,415,104)

Cash Flows From Investing Activities
Expenditures for property and equipment	(791,550)	(466,315)
Expenditures for finite-life intangible assets	(62,201)	(659,210)
Proceeds on sale of fixed assets	5,000	14,812
Net cash used in investing activities	(848,751)	(1,110,713)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(409,264)	(435,968)
Payments of deferred financing fees	(11,313)	(6,716)
Proceeds from option/warrants exercises	29,301	25,800
Proceeds from sales of 1.9 million shares of common stock, net of offering costs of $1,236,287	—	6,363,713
Proceeds from subscription notes receivable	22,500	60,000
Net cash provided by (used in) financing activities	(368,776)	6,006,829
Net increase (decrease) in cash and cash equivalents	(2,389,304)	3,481,012
Cash and cash equivalents
Beginning of period	4,091,739	610,727
End of period	$1,702,435	$4,091,739

See Notes to Consolidated Financial Statements.

F-5

Electromed, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2012 and 2011

	Years Ended June 30
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$164,309	$170,689
Cash paid for income taxes	468,879	693,407

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment financed through capital leases	$32,918	$28,482

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. The Company had international sales of approximately $547,000 and $608,000 for the years ended June 30, 2012 and 2011, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

Principles of consolidation and related party transaction: The accompanying consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the years ended June 30, 2012 and 2011.

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

Direct patient sales are recorded at amounts to be received from patients under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid. In addition, the Company records an estimate for selling price adjustments which often arise from changes in a patient’s insurance coverage, changes in a patient’s domicile, insurance company coverage limitations or patient death. Other than the installment sales as discussed below, the Company expects to receive payment on the vast majority of accounts receivable within one year and therefore has classified all accounts receivable as current. However, in some instances, payment for direct patient sales can be delayed or interrupted, resulting in a small portion of collections occurring later than one year.

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

A summary of sales made under the installment method are as follows:

	Years Ended June 30,
	2012	2011
Revenue recognized under installment sales	$841,000	$936,000
Amortized cost of revenues recognized	150,000	146,000

Unrecognized installment method sales were as follows:

	Years Ended June 30,
	2012	2011
Estimated unrecognized sales, net of discounts	$1,901,000	$1,132,000
Unamortized costs of revenues included in prepaid and other current assets	301,000	182,000

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of goods sold and were $281,000 and $290,000 for the years ended June 30, 2012 and 2011, respectively.

Cash and cash equivalents: Cash equivalents consist of commercial paper with maturity dates of less than three months. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2012 and 2011.

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

If the Company believes the unamortized balance is unrecoverable, it would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset. The amount of such impairment would be charged to operations in the current period. During the years ended June 30, 2012 and 2011, the Company has not identified any indicators of impairment associated with its long-lived assets.

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

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2012	2011
Beginning warranty reserve	$444,000	$363,000
Accrual for products sold	351,000	222,000
Expenditures and costs incurred for warranty claims	(185,000)	(141,000)
Ending warranty reserve	$610,000	$444,000

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

The Company recognizes tax liabilities when the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

Research and development: Research and development costs include costs of research activities as well as engineering and technical efforts required to develop new products or make improvements to existing products. Research and development costs are expensed as incurred.

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the years ended June 30, 2012 and 2011 were approximately $736,000 and $657,000, respectively.

Share-based payments: Share-based payment awards consist of options issued to underwriters, to employees for services, and to non-employees in lieu of payment for products or services. Expense is estimated using the fair value of products or services rendered or the Black-Scholes pricing model at the date of grant and is recognized on a straight-line basis over the requisite service or vesting period of the award.

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2012, the fair value of long-term debt was not significantly different than its carrying value.

Basic and diluted earnings per share: Basic per share amounts is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the earnings or increasing the earnings per share. Common stock equivalents of 636,200 and 532,800 were excluded from the calculation of diluted earnings per share for the years ended June 30, 2012 and 2011, respectively, as their impact was antidilutive (see Note 7 for information on stock options).

Note 2.    Inventories

The components of inventories at June 30, 2012 and 2011 are approximately as follows:

	June 30,
	2012	2011
Parts inventory	$1,397,000	$1,055,000
Work in process	81,000	118,000
Finished goods	944,000	713,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,392,000	$1,856,000

Note 3.    Property and Equipment

Property and equipment, including assets under capital leases, are approximately as follows:

	Estimated
	Useful	June 30,
	Lives (Years)	2012	2011
Building and building improvements	15-39	$2,181,000	$1,892,000
Land	N/A	200,000	200,000
Land improvements	15	162,000	162,000
Equipment	3-7	1,427,000	1,139,000
Demonstration equipment	3	802,000	695,000
Vehicles	5	—	35,000
		4,772,000	4,123,000
Less: Accumulated depreciation		(1,602,000)	(1,316,000)
Net property and equipment		$3,170,000	$2,807,000

Note 4.    Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $352,000 and $228,000 at June 30, 2012 and 2011, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2012	2011
Balance, beginning	$1,236,000	$1,056,000
Additions	62,000	294,000
Amortization expense	(124,000)	(114,000)
Balance, ending	$1,174,000	$1,236,000

Based on the carrying value at June 30, 2012, amortization expense is expected to be approximately $127,000 annually.

Additions during the year ended June 30, 2011 consisted primarily of legal defense costs associated with a trademark infringement lawsuit which the Company defended, as discussed further in Note 9.

Note 5.    Financing Arrangements

The Company entered into an amended and restated credit facility on November 8, 2011, as amended December 30, 2011 and May 14, 2012, that provides for an increase in the revolving line of credit to $6,000,000, an increase of $2,500,000 over the prior credit agreement, which expires on December 31, 2013, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. The amount available for borrowing is limited to 60 percent of eligible accounts receivable less the outstanding balance on the Company’s 4.28% term note due December 2012. Interest on advances accrues at LIBOR plus 3.08 percent (3.33% at June 30, 2012) and is payable monthly. As of June 30, 2012, there was approximately $1,768,000 outstanding on the line of credit and $3,116,000 available for future borrowing.(a)

Long-term debt consists of approximately the following as of June 30, 2012 and 2011:

	June 30
	2012	2011
Mortgage note payable with bank, due in monthly installments of $10,706, including interest at 5.79%, remaining due December 2014, secured by land and building(a)	$1,412,000	$1,452,000
Term note payable with bank, due in monthly installments of $29,649, including interest at 4.28%, due December 2012, secured by substantially all assets(a)	176,000	488,000
Capital lease obligations, due in varying monthly installments, including interest ranging from 6.99% to 12.07%, to November 2016, secured by equipment	56,000	80,000
Total	1,644,000	2,020,000
Less: Current portion	254,000	438,000
Long-term debt	$1,390,000	$1,582,000

(a)	The Company’s credit facility contains certain financial and nonfinancial covenants that restrict the ability to pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintenance of certain fixed charge and total cash flow leverage ratios. The Company was in violation of certain of these covenants during the year ended June 30, 2012, and the bank has waived the events of default.

Approximate future maturities of long-term debt, including capital lease obligations, as of June 30, 2012 are as follows:

Year ending June 30:
2013	$254,000
2014	58,000
2015	1,323,000
2016	7,000
2017	2,000
Total	$1,644,000

Capital leases: The Company has financed certain office equipment through capital leases.

At June 30, 2012 and 2011, the carrying value of assets under these capital leases is approximately as follows:

	June 30
	2012	2011
Fixtures and office equipment	$212,000	$179,000
Less: Accumulated depreciation	(91,000)	(61,000)
Total	$121,000	$118,000

Depreciation expense for these assets was approximately $30,000 and $28,000 for the years ended June 30, 2012 and 2011, respectively.

Approximate future minimum payments under capital leases as of June 30, 2012 are as follows:

Year ending June 30:
2013	$35,000
2014	9,000
2015	8,000
2016	8,000
2017	2,000
Total	62,000
Less: Amount representing interest	(6,000)
Present value of future minimum lease payments (included in long term debt above)	$56,000

Note 6.    Common Stock

Common stock subscriptions receivable: In years prior to 2010, the Company issued 30,000 shares of common stock to unrelated third parties upon the exercise of outstanding options. The Company agreed to accept subscription notes receivable from these individuals for a total of approximately $60,000. During the year ended June 30, 2011, these notes were paid in full.

During fiscal 2009, the Company issued 31,000 shares of common stock to an employee upon exercise of outstanding options. The Company agreed to accept a subscription note receivable from this individual for $46,500. For the years ended June 30, 2012 and 2011, cash collected on this note was approximately $22,500 and zero, respectively. The outstanding balance of this subscription note receivable was zero at June 30, 2012.

Initial public offering: On August 13, 2010, The Company completed an initial public stock offering (“IPO”) of 1,700,000 shares of common stock, at an offering price of $4.00 per share. In addition, on September 28, 2010, the underwriter in the IPO acquired an additional 200,000 shares at $4.00 per share pursuant to exercise of a portion of its over-allotment option. After deducting the payment of underwriter discounts, commissions and offering costs, the net proceeds from the sale of shares in the IPO was approximately $5,946,000. See Note 7 for options issued in conjunction with the IPO.

Authorized shares: At the annual meeting of shareholders held on November 5, 2010, the shareholders of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 10,000,000 to 15,000,000, consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 7.    Share-Based Payments

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options generally expire four to ten years from the grant date and vest over a period of up to five years. Prior to August 2010, options were not granted under a formal plan. In November 2011, the Company’s shareholders and board of directors approved the 2012 Stock Incentive Plan. Under this plan the Board may grant non-qualified stock options or restricted stock units to employees, directors, or consultants. The vesting term for options or restricted stock units and the term of the options are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the plan is 200,000. There were 38,000 options granted under the plan during the year ended June 30, 2012.

The Company recognizes compensation expense related to share-based payment transactions in the consolidated financial statements based on the estimated fair value of the award issued. The fair value of each option is estimated using the Black-Scholes pricing model at the time of award grant. The Company estimates the expected life of options based on the expected holding period by the option holder. The risk-free interest rate is based upon observed U.S. Treasury interest rates for the expected term of the options. The Company makes assumptions with respect to expected stock price volatility based upon the volatility of similar companies. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipient.

Share-based compensation expense for the years ended June 30, 2012 and 2011 was approximately $136,000 and $156,000, respectively.

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2012	2011
Risk-free interest rate	1.63-1.93%	1.01%
Expected life (years)	10	4
Expected volatility	37.8-40.8%	45.4%

The following table presents employee option activity for the years ended June 30, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2010	391,800	$1.87	$3.47	6.74
Granted	5,000	1.63	4.50	—
Exercised	(12,000)	0.42	2.00	—
Canceled or forfeited	(10,000)	1.21	4.00	—
Options outstanding at June 30, 2011	374,800	1.92	3.52	6.02
Activity:
Granted	38,000	1.48	2.90	—
Exercised	(12,000)	0.42	2.00	—
Canceled or forfeited	(35,000)	0.97	3.21	—
Options outstanding at June 30, 2012	365,800	2.03	3.53	6.19
Options exercisable at June 30, 2012	192,680	2.10	3.58	5.82

For each of the years ended June 30, 2012 and 2011, net cash proceeds from the exercise of employee options was approximately $24,000. The Company received no income tax benefit in fiscal 2012 and 2011 from the exercise of employee options.

At June 30, 2012, the Company had approximately $218,000 of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of options outstanding and options exercisable was insignificant at June 30, 2012.

Options issued in conjunction with the IPO: In connection with the IPO and the exercise of the underwriter’s over-allotment option, the Company issued to the underwriter options to purchase up to 190,000 additional shares of the Company’s common stock at a price of $4.80 per share. These options became exercisable in August 2011 and expire in August 2015.

Options issued to non-employees for services: In years prior to fiscal 2011, the Company issued options to non-employees for services in lieu of cash payments. During the fiscal year ended June 30, 2011, the remaining 20,000 non-employee options expired.

Warrants issued with convertible debt: In years prior to fiscal 2010, the Company issued convertible notes payable to certain individual creditors. In conjunction with the issuance of these convertible notes, creditors also received warrants to purchase common stock at an exercise price of $3.00 per share. At June 30, 2012, the Company had approximately 80,000 warrants outstanding and exercisable at a weighted-average exercise price of $3.00 per share. Approximately 36,000 warrants expire in September 2012 and approximately 44,000 expire in September 2015. During the years ended June 30, 2012 and 2011, warrant holders exercised 1,767 and 600 warrants, respectively, at a weighted-average exercise price of $3.00. There were no warrants forfeited and cancelled during the years ended June 30, 2012 and 2011.

Note 8.    Income Taxes

Components of the provision for income taxes for the years ended June 30, 2012 and 2011 are as follows:

	Years Ended June 30,
	2012	2011
Current	$72,000	$809,000
Deferred	179,000	(186,000)
Total	$251,000	$623,000

The total income tax expense differs from the expected tax expense, computed by applying the federal statutory rate to the Company’s income before income taxes, as follows:

	Years Ended June 30,
	2012	2011
Tax expense at statutory federal rate	$149,000	$571,000
State income tax, net of federal tax benefit	15,000	66,000
Other permanent items	87,000	(14,000)
Income tax expense	$251,000	$623,000

The significant components of deferred income taxes are as follows:

	Years Ended June 30,
	2012	2011
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable	$288,000	$324,000
Accrued liabilities	359,000	411,000
Property and equipment	(444,000)	(280,000)
Finite-life intangible assets	(57,000)	(62,000)
Options	221,000	175,000
Other	9,000	(13,000)
Net deferred tax assets	$376,000	$555,000

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

	Years Ended June 30,
	2012	2011
Current assets	$656,000	$722,000
Long-term liabilities	(280,000)	(167,000)
Net deferred tax assets	$376,000	$555,000

The Company applies the accounting standard for uncertain tax position pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amounts of $70,000 and $20,000 as of June 30, 2012 and 2011, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to fiscal 2009 are no longer open to federal, state and local examination by taxing authorities.

Note 9.    Commitments and Contingencies

Operating Leases: During fiscal year 2011, the Company entered into a financing arrangement to lease certain vehicles under 36 month operating leases.  During fiscal year 2011, the Company also entered into two leases for office and warehouse space which require monthly payments that include base rent and the Company’s share of common expenses including property taxes. These leases have escalating payments ranging from approximately $2,700 to $5,200 and expire in July 2013 and July 2016. Rent expense for the years ended June 30, 2012 and 2011 was approximately $235,000 and $124,000, respectively.

Approximate future minimum operating lease payments as of June 30, 2012 are as follows:

Year ending June 30:
2013	$252,000
2014	164,000
2015	69,000
2016	62,000
Total	$547,000

Litigation: Subsidiaries of Hill-Rom Holdings, Inc., (collectively, “Hill-Rom”) brought an action on August 21, 2009, against the Company alleging that the Company’s use of the term “SmartVest” infringes on its alleged trademark “The Vest”. For years ended June 30, 2012 and 2011, the Company incurred and capitalized costs of approximately zero and $283,000, respectively, in defending this trademark. On September 30, 2010, the parties reached a settlement to the lawsuit without a material impact to the Company. The terms of the Settlement Agreement are confidential, but will not prohibit the Company’s continued use of its SmartVest® trademark.

In addition to the trademark matter discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) profit sharing plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for the years ended June 30, 2012 and 2011 were approximately $181,000 and $157,000, respectively.

Employment Agreements: Effective October 18, 2011 and February 15, 2012, the Company entered into Employment Agreements with its chief financial officer and chief operating officer, respectively. These agreements provide the officers with, among other things, base salary through the end date of the current contract period upon a separation of service without cause for termination or in the event the employee resigns within six months of a change in control. On May 11, 2012 the board of directors appointed the chief operating officer to act as the interim chief executive officer upon the retirement of the Company’s former chief executive officer.

On May 11, 2012, the Company entered into a Separation Agreement and Release with the former Chairman and chief executive officer which supersedes the former officer’s employment agreement dated January 1, 2010. The Separation Agreement and Release calls for a payment equal to one year’s base salary of $209,000 payable on December 1, 2012. In July 2012 the former chief executive officer received earned and unpaid bonus for the period through May 11, 2012 of approximately $96,000. The Company will make payments of all COBRA health insurance premiums for a period of 18 months following the effective date of retirement, estimated at $16,500. All future payments under this agreement are included in accrued compensation as of June 30, 2012.

On August 19, 2011, the Company entered into a Transition Agreement with its former chief financial officer, pursuant to which its former chief financial officer retired effective October 18, 2011, the date on which a new chief financial officer commenced employment. The Company entered into a Separation Agreement and Release on the effective date of its former chief financial officer’s retirement on October 18, 2011, which supersedes the former officer’s January 1, 2010 employment agreement. The Separation Agreement and Release provided that the Company’s former chief financial officer receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the officer’s calendar year 2011 bonus payment, which was paid December 2011.

Note 10.    Related Parties

The Company used a related-party service provider, a vice president, director and minority shareholder of which was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s former chief executive officer is also the president, chief executive officer and chairman of the board of directors of the service provider and owns approximately 11% of that entity’s outstanding common stock. In addition, two members of the Company’s board of directors are directors and minority shareholders of the service provider, one of which is also the service provider’s vice president. The Company had an agreement with the service provider which provided 80 hours per week of research and development work in exchange for a monthly fee of $30,000 through December 2011. The agreement was renewed at December 31, 2011 for six months, and provided that the service provider perform 40 hours per week of research and development work in exchange for a monthly fee of $15,000. The agreement was not renewed after June 30, 2012. For the years ended June 30, 2012 and 2011, expenses for these services totaled approximately $265,000 and $369,000, respectively, and such expenses are included in research and development expense in the consolidated statements of income.

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011, and is currently chairman of the Company’s board of directors. The Company made payments to the supplier of approximately $597,000 and $611,000 during the 2012 and 2011 fiscal years, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Other than the information included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is set forth at the end of Part I, Item 1, the information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Compliance With Section 16(a) of the Exchange Act,” and “Security Ownership of Principal Shareholders, Directors and Management” in our definitive proxy statement for our Fiscal 2013 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance–Personnel and Compensation Committee” in our definitive proxy statement for our Fiscal 2013 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Principal Shareholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Fiscal 2013 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Certain Transactions and Business Relationships” in our definitive proxy statement for our Fiscal 2013 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the section labeled “Ratification of the Appointment of McGladrey LLP as the Company’s Independent Registered Public Accountant—Audit Fees” in our definitive proxy statement for our Fiscal 2013 Annual Meeting of Shareholders.

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Report:

•	Report of McGladrey LLP on the Consolidated Financial Statements as of and for the years ended June 30, 2012 and 2011

•	Consolidated Balance Sheets as of June 30, 2012 and 2011

•	Consolidated Statements of Income for each of the two years in the period ended June 30, 2012

•	Consolidated Statements of Equity for each of the two years in the period ended June 30, 2012

•	Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 2012

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8: Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: September 26, 2012	/s/ James J. Cassidy
James J. Cassidy, Ph.D.
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints James J. Cassidy, Ph.D. as the undersigned’s true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ James J. Cassidy	Interim Chief Executive Officer	September 26, 2012
James J. Cassidy, Ph.D.	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	September 26, 2012
Jeremy T. Brock, CPA	(principal financial and accounting officer)

/s/ Craig N. Hansen	Director	September 26, 2012
Craig N. Hansen

/s/ Stephen H. Craney	Chairman and Director	September 26, 2012
Stephen H. Craney

/s/ William V. Eckles	Director	September 26, 2012
William V. Eckles

/s/ Thomas M. Hagedorn	Director	September 26, 2012
Thomas M. Hagedorn

/s/ Darrel L. Kloeckner	Director	September 26, 2012
Darrel L. Kloeckner

/s/ Dr. George H. Winn, DDS	Vice Chairman and Director	September 26, 2012
Dr. George H. Winn, DDS

EXHIBIT INDEX
Electromed, Inc.
Form 10-K

Exhibit Number	Description

3.1	Articles of Incorporation of Electromed, Inc., as amended.(a)

3.2	Bylaws of Electromed, Inc., as amended*

3.3	Amendment No. 3 to Articles of Incorporation of Electromed, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

4.1	Specimen Common Stock Certificate.(b)

10.1	Credit Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank, N.A.(a)

10.2	$3,500,000 Revolving Note, dated December 9, 2009, payable to U.S. Bank, N.A.(a)

10.3	$1,520,000 Term Loan A, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.4	$1,000,000 Term Loan B, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.5	Security Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.6	Security Agreement, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank N.A.(a)

10.7	Pledge Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.9	Guaranty, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank, N.A.(a)

10.10	Environmental and ADA Indemnification Agreement dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.11	Form of Assignment of Patent Application, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended June 11, 2011, filed with the Commission on September 14, 2011.

10.12	Employment Agreement, dated January 1, 2010, between Electromed, Inc. and Robert D. Hansen.(a)**

10.13	Employment Agreement, dated January 1, 2010, between Electromed, Inc. and Terry Belford.(a)**

10.14	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated January 1, 2010 between Electromed, Inc. and Robert D. Hansen.(a)**

10.15	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated January 1, 2010, between Electromed, Inc. and Terry Belford.(a)**

10.16	Unit Purchase Agreement, dated March 2, 2010, between Electromed, Inc. and Robert D. Hansen.(a)

10.17	Letter Agreement dated February 16, 2010, between Electromed, Inc. and Hansen Engine Technologies, Inc.(c)

10.18	Form of option issued to investors, incorporated herein by reference to Exhibit 4.2 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.19	Form of option issued to employees and service providers, incorporated herein by reference to Exhibit 4.3 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.20	Form of warrant issued in connection with 7% Senior Secured Convertible Notes, incorporated herein by reference to Exhibit 4.4 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.21	Option Agreement between Electromed, Inc. and Feltl and Company, Inc. dated August 18, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2010.

10.22	Letter dated September 23, 2010 from U.S. Bank, N.A. regarding waiver of Event of Default under Credit Agreement, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission on September 28, 2010.

10.23	Option Agreement between Electromed, Inc. and Feltl and Company, Inc. dated September 28, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2010.

10.24	First Amendment to Credit Agreement between Electromed, Inc. and U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

10.25	Summary of Director Compensation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 13, 2011.**

10.26	Employment Offer Letter from Electromed, Inc. to Dr. James J. Cassidy, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2011.**

10.27	Transition Agreement dated August 19, 2011 between Electromed, Inc. and Terry Belford, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011.**

10.28	Amended and Restated Credit Agreement by and between Electromed, Inc. and U.S. Bank National Association, dated as of November 8, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.29	Amended and Restated Revolving Note delivered by Electromed, Inc. to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.30	Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.31	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.32	First Amendment to Amended and Restated Credit Agreement dated as of December 30, 2011 by and between Electromed, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.33	Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of December 30, 2011, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.34	Separation Agreement and Release dated effective as of October 18, 2011 by and between Electromed, Inc. and Terry Belford, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.35	Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 15, 2011.**

10.36	Employment Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.37	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.38	Employment Agreement by and between Electromed, Inc. and Dr. James J. Cassidy, dated effective as of February 15, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2012.**

10.39	Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between Electromed, Inc. and Dr. James J. Cassidy, dated effective as of February 15, 2012, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2012.**

10.40	Separation Agreement and Release dated May 14, 2012 by and between the Company and Robert D. Hansen.*/**

10.41	Consent and Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of May 14, 2012 by and between Electromed, Inc. and U.S. Bank National Association*

21.1	Subsidiaries of Electromed, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Financial Statements from the annual report on Form 10-K of the Company for the year ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements†

*	Filed herewith
**	Management compensatory contract or arrangement.
†	Furnished herewith
(a)	Incorporated herein by reference to the cited exhibit in Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.
(b)	Incorporated herein by reference to the cited exhibit in Amendment 1, filed with the Commission on June 17, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.
(c)	Incorporated herein by reference to the cited exhibit in Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

