Form 10-K/A
period 2012-06-30
Electromed, Inc.
filed 2012-10-29
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Electromed, Inc.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 that was filed with the Securities and Exchange Commission (“SEC”) on September 26, 2012 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s Fiscal 2013 Annual Meeting of Shareholders, and to amend Part IV as discussed further below. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended June 30, 2012, or October 28, 2012. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our interim Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Part III and IV below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “we,” “our,” and “us” refer to Electromed, Inc.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Director Name	Age	Year First Became a Director

Stephen H. Craney (Chairman)	68	2010
Dr. George H. Winn (Vice Chairman)	75	2005
Thomas M. Hagedorn	68	1997
Craig N. Hansen	63	1993
Darrel L. Kloeckner(1)	55	2010
William V. Eckles	37	2011

(1)	The Board of Directors has determined that Darrel L. Kloeckner qualifies as an “audit committee financial expert” under the applicable federal securities laws.

Biographical information relating to each of the directors is set forth below:

Stephen H. Craney—Chairman of the Board

Mr. Craney has served on the Board of Directors since November 2010 and has served as Chairman of the Board of Directors since May 2012. Since 1984, Mr. Craney has founded and operated a number of successful companies, including RiverSide Electronics, Ltd., RiverBend Electronics, Ltd., RiverStar, Inc., and JMW Enterprises, Inc. Before becoming an entrepreneur, Mr. Craney worked as an engineer, having earned an electrical engineering degree from the University of Wisconsin-Madison. Mr. Craney is also an active member of a number of community groups, such as the Winona Historical Society. In addition, he has provided support and advice to startup companies for more than 20 years through a local entrepreneur network. Among other attributes, skills, experiences and qualifications, our Board believes that Mr. Craney’s experience developing companies with a strong record of growth, his technical knowledge in the electronics field, his research and development experience and his connections within the business community make him uniquely qualified to serve as a director.

Dr. George H. Winn—Vice Chairman of the Board

Dr. George Winn was first elected to the Board of Directors in 2005 and has served as Vice Chairman since May 2012. He has practiced dentistry with emphasis in orthodontics and facial pain management in New Prague, MN, for forty-six years. He is a graduate of Mankato State College, B.A., the University of Minnesota, B.S., and the University of Minnesota School of Dentistry, Doctor of Dental Surgery. He has served as an associate clinical professor in the Department of Operative Dentistry and participates in a medical ethics program of the American College of Dentists at the School of Dentistry, University of Minnesota. Among other attributes, skills, experiences and qualifications, our Board believes that, in addition to the industry relationships that Dr. Winn has developed, his education and experience give him insight into the medical device industry, which makes him uniquely qualified to serve as a director.

Thomas M. Hagedorn—Director

Mr. Hagedorn has served on the Board of Directors since 1997. He has also served for approximately fifteen years as president of various entities in a family of real estate and mortgage companies headquartered in Northern Virginia; namely Premium Financial Services, Premium Realty Ltd., and Premium Title Services, a mortgage company, real estate brokerage company, and title insurance company, respectively. As president of these entities Mr. Hagedorn manages all aspects of the companies’ activities, including managing between one to five employees in each company, maintaining records and funds with respect to escrow accounts of clients, and coordinating responses in connection with regulatory audits of the escrow accounts managed by each company. Mr. Hagedorn has also been a founding investor for various start-up ventures, including Hansen Engine Corporation, as well as several energy companies where new technology is a principal factor. Mr. Hagedorn is a former member of the Minnesota State Legislature and the U.S. Congress, representing southern Minnesota. Among other attributes, skills, experiences and qualifications, our Board believes that Mr. Hagedorn’s leadership and management experience, as well as his familiarity with the opportunities and challenges related to raising capital and his knowledge of legislative procedures, allow him to make valuable contributions as a director.

Craig N. Hansen—Director

Mr. Hansen is the co-founder of the Company and has served on the Board of Directors since 1995. Mr. Hansen is the Vice President of Research and Development and a director of Hansen Engine Corporation. Mr. Hansen has been with Hansen Engine Corporation since 1977. He is a graduate of Western Iowa Technical School. He has more than forty patents in several fields with numerous additional patents pending. The patents that Mr. Hansen has assigned to the Company form the technical basis for the Electromed SmartVest® System. Among other attributes, skills, experiences and qualifications, our Board believes that Mr. Hansen’s history with the Company and considerable experience with research and development in the medical device industry make him uniquely qualified to serve as a director.

Darrel L. Kloeckner—Director

Mr. Kloeckner was first elected to the Board of Directors in November 2010. Mr. Kloeckner has been self-employed as a business consultant to privately held corporations since 1995. Before that, Mr. Kloeckner worked as a certified public accountant, providing consulting, accounting and tax services to privately held corporations and their owners. Mr. Kloeckner holds an accounting degree from the University of Minnesota. Among other attributes, skills, experiences and qualifications, our Board believes that Mr. Kloeckner’s significant financial expertise, as well as his expertise in providing advice and consultation to businesses of the Company’s size, allow him to make valuable contributions as a director.

William V. Eckles—Director

Mr. Eckles has been a member of the Board of Directors since July 2011. Mr. Eckles has served as the President and Chief Executive Officer of Blue Earth Valley Communications, Inc. since 2003. He also serves as a director of First Bank Blue Earth, FNB Bancshares, Inc. (Blue Earth, Minnesota), and Hector Communications Corporation (New Ulm, Minnesota). Mr. Eckles received his undergraduate degree from the University of St. Thomas in 1999, and received an MBA from the University of St. Thomas in 2007. Among other attributes, skills, experiences and qualifications, our Board believes that Mr. Eckles’ experience leading and setting the strategic direction of growing companies allow him to make a significant contribution to the Board of Directors.

EXECUTIVE OFFICERS

Information related to our executive officers is included in Part I of the Original Filing under the caption “Executive Officers of the Registrant.”

CORPORATE GOVERNANCE

Independence

Our Board of Directors consists of a majority of independent directors. Our Board of Directors has determined that four of the six director nominees are independent directors, as defined under the applicable regulations of the SEC and the NYSE MKT. The four independent director nominees are Stephen H. Craney, William V. Eckles, Thomas M. Hagedorn, and Darrel L. Kloeckner. In determining independence, our Board of Directors considered that Mr. Hagedorn is a director and a minority shareholder of Hansen Engine Corporation, an entity that has received payment from the Company in exchange for performing research and development services. Our Board of Directors also considered that the Company employs an immediate family member of Dr. George Winn in a non-executive officer capacity. Our Board of Directors also considered that the Company has made payments of approximately $597,000, $611,000, and $409,000 during our 2012, 2011, and 2010 fiscal years, respectively, to RiverSide Electronics, Ltd. (“RiverSide”), an entity which is solely owned by Mr. Craney, in exchange for electronic parts. The Board of Directors determined that the terms of its transactions with RiverSide were consistent with what could be obtained in an arm’s length transaction with an unrelated party and that the transactions did not exceed 5% of RiverSide’s consolidated gross annual revenues for the applicable fiscal years. The Board of Directors also considered that Mr. Eckles is the chief executive officer and owns approximately 20% of the outstanding stock of Blue Earth Valley Communications (“Blue Earth”), an entity from which the Company has purchased approximately $25,000 of telecommunications services in each of its past three fiscal years and from which the Company, through a lease with a wholly-owned subsidiary of Blue Earth, leases industrial space for annual rent of approximately $60,000. The Board of Directors determined that the terms of the Company’s transactions with Blue Earth were consistent with what could be obtained in an arm’s length transaction with an unrelated party and that the transactions did not exceed 5% of Blue Earth’s consolidated gross annual revenues for the applicable fiscal years.

Code of Ethics

The Board of Directors has approved a Code of Ethics that applies to all employees, directors, and officers, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Code of Ethics is available in the “Investor Relations” section of our website at www.electromed.com. We intend to disclose on our website, www.electromed.com, any amendment to, or waiver from any provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and that relates to any element of the Code of Ethics identified in Item 406(b) of Regulation S-K. Such disclosure will be provided promptly following the date of the amendment or waiver.

Director Attendance at Annual Meetings

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate directly with members of the Board of Directors about matters concerning the Company. The Company encourages all directors to attend the Company’s annual meetings, but it does not have a formal attendance policy. Four of the Company’s current directors attended the Fiscal 2012 Annual Meeting of Shareholders.

Board Leadership Structure

We have separate individuals serving as Chairman of the Board and as interim Chief Executive Officer because we believe independent directors and management have different perspectives and roles in strategy development. The interim CEO is responsible for setting the strategic direction of the Company and managing the day-to-day leadership and performance of the Company, while the Chairman provides guidance to the interim CEO, sets the agenda for meetings of the Board and presides over meetings of the full Board. We believe this structure promotes active participation of the independent directors and strengthens the role of the Board in fulfilling its oversight responsibility and fiduciary duties to our shareholders while recognizing the day-to-day management direction of the Company by the interim CEO.

It is management’s responsibility to manage risk and bring to the Board’s attention the most material risks to the Company. The Board of Directors has oversight responsibility of the processes established to report and monitor systems for material risks applicable to the Company. The Audit Committee provides oversight of management with respect to enterprise-wide risk management, which focuses primarily on risks relating to the Company’s ability to maintain appropriate levels of credit and insurance coverage, financial and accounting risks, and legal and compliance risks, including oversight of internal controls over financial reporting. In addition, the Personnel and Compensation Committee considers risks related to the attraction and retention of talent and risks relating to the design of compensation programs and arrangements. The Nominating and Governance Committee considers risks and best practices relating to corporate governance policies and procedures. The full Board considers strategic risks and opportunities and regularly receives detailed reports from management and the committees, with respect to their areas of responsibility for risk oversight.

Board and Committee Meetings

During the 2012 fiscal year, the Board of Directors held six formal meetings. In addition, directors frequently communicate with each other informally and, when appropriate, take action by written consent of all directors, or in the case of an action that does not require shareholder approval, the number of directors required to take the action at a meeting, as permitted by the Minnesota Business Corporation Act and the Company’s Amended Articles of Incorporation. Each director attended at least 75% of the total number of Board meetings held during the 2012 fiscal year and the total number of meetings held by all committees on which the director served during the 2012 fiscal year.

Committee Membership

The Company’s Board of Directors has three standing committees: the Audit Committee, the Personnel and Compensation Committee, and the Nominating and Governance Committee. The following table sets forth the membership of each of the Company’s standing committees:

Audit Committee	Nominating and Governance Committee	Personnel and Compensation Committee
Darrel L. Kloeckner (Chair)	Thomas M. Hagedorn (Chair)	Thomas M. Hagedorn (Chair)
Stephen H. Craney	Stephen H. Craney	Stephen H. Craney
William V. Eckles	William V. Eckles	Darrel L. Kloeckner

Our Board of Directors has evaluated independence for the members of each committee in accordance with NYSE MKT rules and, with respect to the members of the Audit Committee, Rule 10A-3 of the Exchange Act. The membership and responsibilities of each committee complies with the listing requirements of the NYSE MKT.

Audit Committee

Our Audit Committee currently consists of Darrel L. Kloeckner (Chair), Stephen H. Craney, and William V. Eckles. Under its charter, the Audit Committee must consist of at least three independent directors and its composition must otherwise satisfy NYSE MKT and SEC requirements applicable to audit committees.

The principal functions of the Audit Committee are to evaluate and review the Company’s financial reporting process and systems of internal controls. The Audit Committee evaluates the independence of the Company’s independent registered public accountant, recommends selection of the Company’s independent registered public accountant to the Board of Directors, approves fees to be paid to our independent registered public accountant, and reviews the Company’s financial statements with management and the independent registered public accountant. The Audit Committee has recommended to the Board of Directors the appointment of McGladrey LLP to serve as the Company’s independent registered public accountant for the 2013 fiscal year. The Audit Committee operates under a written charter approved by the Board of Directors and most recently amended on May 30, 2012, a copy of which is available in the “Investor Relations” section of the Company’s website at www.electromed.com. The Audit Committee held four formal meetings during the 2012 fiscal year.

The Board of Directors has determined that Darrel L. Kloeckner is the “audit committee financial expert” as defined by Item 407 (d)(5) of Regulation S-K under the Securities Act of 1933, as amended.

Audit Committee Independence

SEC and NYSE MKT rules require our Audit Committee to be made up entirely of independent directors. Our Board of Directors has affirmatively determined that Mr. Kloeckner, Mr. Craney, and Mr. Eckles meet the definition of “independent director” for purposes of serving on an audit committee under NYSE MKT Rule 803 and Exchange Act Rule 10A-3.

Audit Committee Review of Related Party Transactions

The charter for the Audit Committee provides that the Audit Committee will review and approve in advance any related party transaction of the type required to be disclosed by Item 404 of Regulation S-K. In determining whether to approve or ratify a transaction with a related party, the Audit Committee considers all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate: (i) the benefits to the Company of the transaction; (ii) the nature of the related party’s interest in the transaction; (iii) whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the Company and our shareholders; (iv) the potential impact of the transaction on a director’s independence; and (v) whether the transaction is on terms no less favorable than terms generally available to an unrelated third party under the same or similar circumstances. If a member of the Audit Committee is a related party with respect to a transaction under review, he abstains from voting on the approval of the transaction. We believe the terms of any of the transactions and agreements described under the heading “CERTAIN TRANSACTIONS AND BUSINESS RELATIONSHIPS” are at least as favorable to us as could be obtained in an arm’s length transaction with an unrelated party.

Personnel and Compensation Committee

The current members of the Personnel and Compensation Committee are Thomas M. Hagedorn (Chair), Stephen H. Craney, and Darrel L. Kloeckner. Our Board of Directors has affirmatively determined that each of Mr. Hagedorn, Mr. Craney, and Mr. Kloeckner meet the definition of “independent director” for purposes of serving on a compensation committee under NYSE MKT Rule 805.

The Board has authorized the Personnel and Compensation Committee to, among other duties, develop the Company’s compensation strategy, review compensation policies and plans for the Company’s executive officers, and administer the Company’s compensation plans. Neither the Personnel and Compensation Committee nor the Board of Directors engages compensation consultants to assist in determining or recommending the amount or form of compensation for executive officers or directors. The interim Chief Executive Officer may give the committee input in regard to the compensation of the Chief Financial Officer, but the interim Chief Executive Officer is not present during voting or deliberations relating to his own compensation. The committee operates under a written charter adopted April 20, 2010 and most recently amended May 30, 2012, which is available in the “Investor Relations” section of our website at www.electromed.com. The Personnel and Compensation Committee held four formal meetings during the 2012 fiscal year.

Nominating and Governance Committee

The current members of the Nominating and Governance Committee are Thomas M. Hagedorn (Chair), Stephen H. Craney, and William V. Eckles. At this time, our Board of Directors has affirmatively determined that each of Mr. Hagedorn, Mr. Craney, and Mr. Eckles meet the definition of “independent director” for purposes of serving on a nominating committee under NYSE MKT Rule 804.

Our Nominating and Governance Committee is responsible for oversight of our corporate governance policies and procedures, our codes of conduct and other corporate governance matters. In addition, our Nominating and Governance Committee makes recommendations to our Board of Directors regarding candidates for directorships and the size and composition of our Board of Directors and its committees. The Nominating and Governance Committee acts pursuant to a written charter, which was adopted April 20, 2010 and most recently amended May 30, 2012. The charter is available in the “Investor Relations” section of our website at www.electromed.com. The Nominating and Governance Committee held three formal meetings during the 2012 fiscal year.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders (“Insiders”) are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations from Insiders that no other reports were required, the Company believes that during the fiscal year ended June 30, 2012, all Form 3, Form 4 and Form 5 filing requirements were met, except that Dr. James J. Cassidy (due to third party administrative error), Mr. Stephen H. Craney and Mr. Craig N. Hansen each failed to timely file one Form 4 to report transactions in Company stock.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Executive Compensation Components for Fiscal 2012

During our 2012 fiscal year, we had four named executive officers, as that term is defined under Item 402(m)(2) of Regulation S-K: Robert D. Hansen, our former Chief Executive Officer, who retired from the Company effective May 2012; Dr. James J. Cassidy, our interim Chief Executive Officer effective May 2012, who also served as our Chief Operating Officer during fiscal 2012; Terry M. Belford, our former Chief Financial Officer, who retired from the Company effective October 2011; and Jeremy T. Brock, our Chief Financial Officer effective October 2011, who also served as our Financial Controller during fiscal 2012.

We provide a compensation package to our executive officers, including base salary, certain perquisites and participation in benefit arrangements that are generally available to all salaried employees, such as health and retirement plans. Historically, we have also periodically awarded our executive officers with long-term equity incentive grants in the form of warrants or stock options. Pursuant to their employment agreements, our executives are eligible to participate in any employee benefit plan that provides opportunities to earn equity incentive compensation. Accordingly, our executives are eligible to participate in our 2012 Stock Incentive Plan and the Board of Directors may determine to grant stock option and equity awards to the executives thereunder.

Base Salary

During our 2012 fiscal year, our former Chief Executive Officer and former Chief Financial Officer served pursuant to employment agreements effective January 1, 2010 and earned base salaries of $181,398 for service through May 2012 and $48,667 for service through October 2011, respectively. During our 2011 fiscal year, our former Chief Executive Officer and former Chief Financial Officer earned base salaries of $208,993 and $146,000, respectively.

During our 2012 fiscal year, our interim Chief Executive Officer and current Chief Financial Officer earned base salaries of $162,000 for service as Chief Operating Officer until May 2012 and service as interim Chief Executive Officer thereafter, and $104,263 for service as Financial Controller from August 2011 to October 2011 and service as Chief Financial Officer thereafter, respectively. Our interim Chief Executive Officer served pursuant to an offer letter dated May 27, 2011, under which our interim Chief Executive Officer was employed as the Company’s Chief Operating Officer, which offer letter was superseded by an employment agreement dated February 15, 2012. Our current Chief Financial Officer serves pursuant to an employment agreement dated October 18, 2011.

Base salaries for our executive officers are determined and paid on a calendar-year basis for our interim Chief Executive Officer and fiscal-year basis for our Chief Financial Officer. In order to provide its recommendations regarding base salaries, the Personnel and Compensation Committee reviews individual performance and our operating results and considers compensation data for medical device manufacturing companies located in the Midwest. The Personnel and Compensation Committee also considers the interim Chief Executive Officer’s recommendations as to compensation for the Company’s other executive officers. The Personnel and Compensation Committee uses a subjective process to set base salaries and does not specifically weight any factors. Based upon the information reviewed by the Personnel and Compensation Committee, the Committee makes a recommendation with respect to compensation for the Company’s executive officers and the Board of Directors sets the compensation for each of the executive officers based on the information and recommendation provided by the Personnel and Compensation Committee.

Cash Incentive Compensation

Our former Chief Executive Officer, former Chief Financial Officer and interim Chief Executive Officer (in his former role as Chief Operating Officer) earned cash incentive compensation of $82,823, $26,842 and $5,833 during the 2012 fiscal year. During the 2011 fiscal year, our former Chief Executive Officer and former Chief Financial Officer earned cash incentive compensation of $75,000 and $56,250, respectively.

During each of our 2012 and 2011 fiscal years, our former Chief Executive Officer and former Chief Financial Officer were eligible to earn incremental cash incentive compensation of $2,500 and $1,875, respectively, for each increment of $250,000 by which the Company’s revenue exceeded the calendar-year revenue threshold. The fiscal 2012 cash incentive compensation for our former Chief Financial Officer represents the pro-rata payments for performance during the calendar year ending December 31, 2011, pursuant to the separation agreement and release of claims entered into with our former Chief Financial Officer as of October 18, 2011. During our 2012 fiscal year, our interim Chief Executive Officer (in his role as Chief Operating Officer) was eligible to receive a cash incentive equal to $5,000 for each $1,000,000 that the Company’s calendar-year gross sales revenue exceeded the calendar-year revenue threshold, pro-rated for the Chief Operating Officer’s term of service during the 2011 calendar year, pursuant to the terms of our offer letter to the Chief Operating Officer dated May 27, 2011.

The Personnel and Compensation Committee has phased out annual cash incentive compensation from the compensation packages for our current interim Chief Executive Officer and Chief Financial Officer, and instead makes discretionary grants of stock options to such executive officers pursuant to the Company’s 2012 Stock Incentive Plan.

Equity Incentive Compensation

During our 2012 fiscal year, we granted options to purchase our common stock to our current interim Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of his employment agreement dated February 15, 2012 for service as Chief Operating Officer, we awarded Dr. Cassidy options to purchase 20,000 shares of our common stock at an exercise price of $3.24 per share, which options vest in increments of 10,000 on each of December 31, 2012 and 2013. In May 2012, we awarded our Chief Financial Officer options to purchase 18,000 shares of our common stock at an exercise price of $2.53 per share, which options vest in increments of 6,000 on each of June 30, 2013, 2014 and 2015. We did not issue stock options, warrants or other equity compensation to our former Chief Executive Officer or former Chief Financial Officer during our 2012 or 2011 fiscal years.

Perquisites and Other Benefits

We believe that providing perquisites to our executive officers is beneficial because it improves our ability to retain qualified leaders and is consistent with the practice of similarly-sized companies in our industry. Our executive officers are eligible to participate in our group health and life insurance plans and receive matching contributions to a 401(k) plan, which are benefits that are generally available to all of our salaried employees. The goal of these programs is to promote health and welfare benefits. In addition, the employment agreements executed by our interim Chief Executive Officer (in his role as Chief Operating Officer) and Chief Financial Officer in fiscal 2012 provide for monthly automobile allowances on behalf of such officers. In addition, during our 2012 and 2011 fiscal years, we provided an automobile to our former Chief Executive Officer and made monthly automobile lease payments on behalf of our former Chief Financial Officer, current Chief Financial Officer and interim Chief Executive Officer. The aggregate annual value of these perquisites was less than $10,000 during each of the last two fiscal years. As described in footnote 10 to the Summary Compensation Table, we also paid premiums with respect to life insurance policies on our former Chief Executive Officer and his three adult children.

Employment Agreements for our Named Executive Officers

Former Chief Executive Officer

Effective January 1, 2010, we entered into a new employment agreement with our former Chief Executive Officer, Mr. Robert Hansen (the “2010 Employment Agreement”). The 2010 Employment Agreement had an initial term of three years (the “Initial Term”), with automatic renewal for one-year periods thereafter (each a “Renewal Term,” and together, the “Renewal Terms”) unless written notice of non-renewal is provided by the Board of Directors or Mr. Hansen at least 90 days prior to the anniversary date of agreement, and subject to earlier termination. Pursuant to the 2010 Employment Agreement, Mr. Hansen received a base salary on a calendar-year basis as determined by the Board of Directors, was eligible to receive cash incentive compensation, was entitled to the severance payments upon termination without cause or resignation upon a change of control of the Company, and was entitled to maintain, at the Company’s expense, life insurance policies of at least $1,000,000 for the benefit of his estate.

Mr. Hansen also entered into a Non-Competition, Non-Solicitation, and Confidentiality Agreements (the “Confidentiality Agreement”). Pursuant to the Confidentiality Agreement, Mr. Hansen agreed to protect confidential information of the Company and to return all confidential information and property of the Company upon termination of employment for any reason, and agreed that he will not compete with the Company or solicit customers or business contacts of the Company during the term of the agreement and for a period of 12 months after termination, for any reason. In addition, Mr. Hansen agreed that he would inform any potential new employer of his obligations under the Confidentiality Agreement before accepting new employment.

Mr. Hansen retired from his positions as Chairman of the Board, Chief Executive Officer and director of the Company effective May 11, 2012. On May 14, 2012, the Company and Mr. Hansen entered into a Separation Agreement and Release (the “Separation Agreement”) formalizing Mr. Hansen’s retirement. The Separation Agreement provides that Mr. Hansen will receive a payment in the amount of $209,000, less applicable deductions and withholding, representing one year of separation pay, which shall be paid in a lump sum on the first day of the seventh month following the effective date of retirement (the “Effective Date”). He also received any earned and unpaid bonus for the period through the Effective Date, which was calculated based on the Company’s annualized gross sales revenue as of the Effective Date and was paid in a lump sum approximately 60 days after the Effective Date. The Company will also pay COBRA premiums on behalf of Mr. Hansen for a period of 18 months following the Effective Date. In exchange, Mr. Hansen agreed to a general release of claims and will continue to be bound by the terms of his Confidentiality Agreement and the terms of the Separation Agreement.

Former Chief Financial Officer

Effective January 1, 2010, we entered into an employment agreement with our former Chief Financial Officer, Terry M. Belford. Mr. Belford’s employment agreement provided for an initial term of three years, with automatic renewal for one-year periods thereafter unless written notice of non-renewal is provided by the Board of Directors or Mr. Belford at least 90 days prior to the anniversary date of the agreement, and subject to earlier termination provisions similar to those contained in Mr. Hansen’s 2010 Employment Agreement. Pursuant to his employment agreement, Mr. Belford received a base salary on a calendar-year basis as determined by the Board of Directors, was eligible to receive cash incentive compensation, and was entitled to certain severance payments upon termination without cause or resignation upon a change of control of the Company.

In August 2011, we entered into a transition agreement with Mr. Belford pursuant to which he continued to perform his ordinary and customary duties through the effective date of his retirement, which occurred on October 18, 2011. We entered into a Separation Agreement and Release with Mr. Belford on the effective date of his retirement. The Separation Agreement and Release provided that Mr. Belford receive approximately $27,600 as payment for accrued but unused vacation time and a payment in the amount of approximately $147,000 representing six months of separation pay and a pro rata portion of the calendar year 2011 bonus payment to which Mr. Belford may be entitled under his employment agreement, which amount was paid in a lump sum on the first day of the seventh month following the effective date of Mr. Belford’s retirement. In exchange, Mr. Belford executed a general release of claims, will continue to be bound by the terms of his Non-Competition, Non-Solicitation and Confidentiality Agreement dated January 1, 2010, which is identical in form to the Confidentiality Agreement with Mr. Hansen, and provided consulting and transition services as reasonably requested by the Company through December 31, 2011.

Interim Chief Executive Officer

On May 31, 2011, we entered into an offer letter with our incoming Chief Operating Officer, Dr. James J. Cassidy, who became our interim Chief Executive Officer in May 2012. The offer letter provided for an initial annualized base salary of $152,000 and standard employee benefits available to the Company’s employees, such as health and retirement plans. In addition, Dr. Cassidy was eligible to receive incentive cash compensation equal to $5,000 for each $1,000,000 that the Company’s gross revenue for calendar year 2011 exceeded the calendar-year threshold, pro-rated based on the portion of the calendar year Dr. Cassidy was employed by the Company. The offer letter contained standard terms relating to best efforts, assignment of inventions and confidentiality, as well as twelve-month non-solicitation and non-competition provisions.

Effective February 15, 2012, we entered into an employment agreement with Dr. Cassidy, which provides for an initial annualized base salary of $172,000, which amount may be changed by the Board of Directors beginning in calendar year 2013. The agreement also provides for standard employee benefits available to the Company’s employees, such as health and retirement plans, and the stock options and perquisites noted under “Equity Incentive Compensation.” The agreement has an initial term of approximately 22 months, with automatic renewal for one-year periods thereafter unless written notice of non-renewal is provided by the Board of Directors or Dr. Cassidy at least 60 days prior to the expiration of the initial term or any renewal term, and subject to earlier termination as described below.

The agreement is terminable by the Board of Directors at any time for any reason. The agreement is terminable at any time for any reason by Dr. Cassidy upon 60 days advance written notice to the Company. If Dr. Cassidy is terminated by the Board of Directors without cause prior to the expiration of the initial term or any subsequent renewal term or if he resigns within six months of a change of control of the Company, the Company would be required to pay severance. With respect to a termination without cause, the amount of the severance payment would be equal to Dr. Cassidy’s then-current base salary from the date of termination through the expiration of the then-current term. With respect to a resignation upon a change in control, the amount of the severance payment would be equal to the sum of two times Dr. Cassidy’s then-current base salary. Dr. Cassidy would also be entitled to a pro rata portion of any earned but unpaid incentive compensation at the time of termination. In order to receive the severance and continued benefits, Dr. Cassidy would be required to sign a release of claims against the Company, return all property owned by the Company and agree not to disparage the Company.

The agreement defines “cause” as a material failure to perform job duties competently; gross misconduct that damages the Company; fraud, misappropriation, or embezzlement by the employee; conviction of a felony crime or a crime of moral turpitude; unethical conduct in the course of employment; or a material breach of the employment agreement. The agreement defines “change of control” as a “change in ownership,” “change in effective control,” or “change in ownership of a substantial portion of the assets,” each as described in applicable treasury regulations.

Dr. Cassidy has also entered into a Non-Competition, Non-Solicitation, and Confidentiality Agreement dated February 15, 2012, pursuant to which he has agreed to protect confidential information of the Company and to return all confidential information and property of the Company upon termination of employment for any reason, and not to compete with the Company or solicit customers or business contacts of the Company during the term of the agreement and for a period of 12 months after termination, for any reason. In addition, Dr. Cassidy agreed that he would inform any potential new employer of his obligations under the agreement before accepting new employment.

Dr. Cassidy’s employment agreement and confidentiality agreement were not revised in connection with his appointment as interim Chief Executive Officer in May 2012.

Chief Financial Officer

Effective October 18, 2011, we entered into an employment agreement with Mr. Brock, which provides for an initial annualized base salary of $115,000, which amount increased to $126,500 beginning January 1, 2012 and may be changed by the Board of Directors beginning July 1, 2012. The agreement also provides for standard employee benefits available to the Company’s employees, such as health and retirement plans, and the stock options and perquisites noted above. The agreement has an initial term of approximately 14 months, with automatic renewal for one-year periods thereafter unless written notice of non-renewal is provided by the Board of Directors or Mr. Brock at least 60 days prior to the expiration of the initial term or any renewal term, and subject to earlier termination as described below.

The agreement is terminable by the Board of Directors at any time for any reason. The agreement is terminable at any time for any reason by Mr. Brock upon 60 days advance written notice to the Company. If Mr. Brock is terminated by the Board of Directors without cause prior to the expiration of the initial term or any subsequent renewal term or if he resigns within six months of a change of control of the Company, the Company would be required to pay severance. With respect to a termination without cause or a resignation upon a change in control, the amount of the severance payment would be equal to Mr. Brock’s then-current base salary from the date of termination through the expiration of the then-current term. In order to receive the severance and continued benefits, Mr. Brock would be required to sign a release of claims against the Company, return all property owned by the Company and agree not to disparage the Company.

The agreement defines “cause” and “change of control” in the same manner as Dr. Cassidy’s employment agreement.

Mr. Brock has also entered into a Non-Competition, Non-Solicitation, and Confidentiality Agreement dated October 18, 2011, pursuant to which he has agreed to protect confidential information of the Company and to return all confidential information and property of the Company upon termination of employment for any reason, and not to compete with the Company or solicit customers or business contacts of the Company during the term of the agreement and for a period of 12 months after termination, for any reason. In addition, Mr. Brock agreed that he would inform any potential new employer of his obligations under the agreement before accepting new employment.

Summary Compensation Table for Fiscal 2012

The following table provides information regarding the compensation earned during fiscal 2012 and fiscal 2011 by our named executive officers:

Name and principal position	Year	Salary ($)(1)	Option awards ($)		Non-equity incentive plan compensation ($)		All other compensation ($)		Total ($)
Robert D. Hansen	2012	181,398	—		134,073	(7)	245,925	(10)	561,396
Former Chief Executive Officer(2)	2011	208,993	—		75,000		17,774		301,767

Dr. James J. Cassidy Interim Chief Executive Officer and Chief Operating Officer(3)	2012	162,000	37,083	(6)	5,833	(8)	9,093	(11)	214,009

Terry M. Belford	2012	48,667	—		65,222(9)		121,810(12)		235,699
Former Chief Financial Officer(4)	2011	146,000	—		56,250		7,241		209,491

Jeremy T. Brock Chief Financial Officer(5)	2012	104,263	23,820	(6)	—		7,429(13)		135,512

(1)	Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to contribute portions of their salaries to 401(k) plans.
(2)	Mr. Hansen served as the Company’s Chief Executive Officer until his retirement in May 2012.
(3)	Dr. Cassidy became the Company’s interim Chief Executive Officer in May 2012 and has served as the Company’s Chief Operating Officer since June 2011.
(4)	Mr. Belford served as the Company’s Chief Financial Officer until his retirement in October 2011.
(5)	Mr. Brock became the Company’s Chief Financial Officer in October 2011 and has served as the Company’s Financial Controller since August 2011.
(6)	The value of option awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with FASB ASC 718 (formerly FAS 123(R)). The assumptions used to determine the valuation of the awards are discussed in Note 7 to our consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year, filed with the Securities and Exchange Commission on September 26, 2012.
(7)	Reflects cash incentive payments earned through May 2012 for achieving performance goals for the 2011 and 2012 calendar years.
(8)	Reflects a cash incentive payment earned as of December 31, 2011 for achieving performance goals for the 2011 calendar year.
(9)	Reflects a cash incentive payment earned as of October 18, 2011 for achieving performance goals for the 2011 calendar year.
(10)	Includes premiums totaling $5,689 paid by the Company with respect to life insurance for the benefit of Mr. Hansen and his three adult children; a Company match of $9,847 to Mr. Hansen’s 401(k) plan; severance pay of $209,000 pursuant to Mr. Hansen’s Separation and Agreement and Release; and COBRA payments of $17,404 pursuant to Mr. Hansen’s Separation and Agreement and Release.
(11)	Includes a Company match of $6,693 to Dr. Cassidy’s 401(k) plan.
(12)	Includes a Company match of $2,410 to Mr. Belford’s 401(k) plan; severance pay of $74,310 pursuant to Mr. Belford’s Separation and Agreement and Release; and $27,690 of payment for accrued but unused vacation time in accordance with Mr. Belford’s Separation Agreement and Release.
(13)	Includes a Company match of $4,229 to Mr. Brock’s 401(k) plan.

Outstanding Equity Awards at June 30, 2012

The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of June 30, 2012:

	Option Awards
Name	Number of securities underlying unexercised options (# Exercisable)		Number of securities underlying unexercised options (# Unexercisable)(1)		Option exercise price ($)	Option expiration date
Robert D. Hansen	21,000	(1)	14,000	(2)	$3.50	11/24/2018
Terry M. Belford	21,000	(1)	14,000	(2)	$3.50	11/24/2018
Dr. James J. Cassidy	—		20,000	(3)	$3.24	02/15/2022
Jeremy T. Brock	—		18,000	(4)	$2.53	05/29/2022

(1)	The exercisable and unexercisable options for Messrs. Hansen and Belford are denominated as warrants to purchase common stock of the Company.
(2)	The warrants vest ratably on November 24 of each year from 2009 to 2013.
(3)	The options vest ratably on December 31, 2012 and 2013.
(4)	The options vest ratably on June 30, 2013, 2014 and 2015.

DIRECTOR COMPENSATION

The following table provides information regarding compensation paid to and earned by non-employee directors during fiscal 2012:

Name	Fees Earned or Paid in Cash(1) ($)	Total ($)
Stephen H. Craney	12,000	12,000
Thomas M. Hagedorn	5,500	5,500
Craig N. Hansen	6,500	6,500
Darrel L. Kloeckner	12,500	12,500
George H. Winn, DDS	6,500	6,500
William V. Eckles	9,000	9,000

(1)	In fiscal 2012, each non-employee director was paid $1,000 for each Board meeting the director attended and members of the Audit Committee were paid a $1,000 retainer for service in the first fiscal quarter and a $500 retainer for the second, third and fourth fiscal quarters.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock by (i) each of our named executive officers (as defined in Item 11 Executive Compensation); (ii) each of our current directors and director nominees; and (iii) all of our executive officers, current directors, and director nominees as a group. We are not aware of any beneficial owners of more than 5% of our common stock who are not executive officers or directors.

The percentage ownership information shown in the table is based upon 8,114,252 shares outstanding as of October 3, 2012.

Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Electromed, Inc., 500 Sixth Avenue Northwest, New Prague, Minnesota 56071.

Name	Number of Shares Beneficially Owned	Percentage of the Class Beneficially Owned(1)
Robert D. Hansen(2)	599,355	7.4%
Jeremy T. Brock	—	*
James J. Cassidy, Ph.D.	2,000	*
Terry Belford(3)	40,000	*
Stephen H. Craney	295,730	3.6%
William V. Eckles(4)	80,500	*
Thomas M. Hagedorn	874,250	10.8%
Craig N. Hansen(5)	490,750	6.8%
Darrel L. Kloeckner	50,000	*
George H. Winn, DDS(6)	592,708	7.3%
Executive Officers and Directors as a Group (10 persons)	2,385,938	29.4%

* Indicates ownership of less than 1%.

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of October 3, 2012, or within 60 days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.
(2)	Includes 28,000 shares which may be purchased upon exercise of warrants by Mr. Hansen that were exercisable as of October 3, 2012, or within 60 days of such date; a total of 411,355 shares of common stock are pledged as collateral pursuant to certain lending arrangements. Mr. Hansen’s address is 18260 E. Sioux Vista Drive, Jordan, MN 55352.
(3)	Includes 28,000 shares which may be purchased upon exercise of warrants by Mr. Belford that were exercisable as of October 3, 2012, or within 60 days of such date.
(4)	Includes 76,000 shares held indirectly through Blue Earth Cellular, LLC. Mr. Eckles has shared voting and investment power over such shares. Mr. Eckles disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Includes 4,800 shares held directly by spouse.
(6)	Includes 446,303 shares held indirectly by G & J Winn Family LLLP. Dr. Winn has shared voting and investment power over such shares.

Equity Compensation Plan Information

The following table provides information concerning equity compensation arrangements as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	38,000	$ 2.90 per share	162,000
Equity compensation plans not approved by security holders(1)	598,200	$ 3.90 per share	N/A
Total	636,200	$ 3.84 per share	N/A

          (1) In addition to the equity awards issued pursuant to our 2012 Stock Incentive Plan, which plan was approved by the Company’s shareholders on November 11, 2011, the Board of Directors has authority to authorize future equity grants on a case-by-case basis as compensation to new employees, in an aggregate amount up to our then-remaining number of authorized shares. We currently have 13,000,000 authorized shares of common stock and 2,000,000 shares of undesignated stock. We are subject to certain contractual restrictions regarding equity grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN TRANSACTIONS AND BUSINESS RELATIONSHIPS

Described below are transactions and series of similar transactions that have occurred during the 2012 and 2011 fiscal years, to which we were or are a party in which:

•	the amounts involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for our last two completed fiscal years; and
•	a director, executive officer, beneficial owner of more than 5% of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

We obtained engineering services from Hansen Engine Corporation (d/b/a Hansen Engine Technologies, Inc.) (“Hansen Engine”) pursuant to a Letter Agreement dated February 16, 2010 (the “2010 Agreement”). Robert D. Hansen, our former Chief Executive Officer and the brother of Craig N. Hansen, is the President, Chief Executive Officer and Chairman of the Board of Directors of Hansen Engine and owns approximately 11% of that entity’s outstanding common stock. In addition, Craig N. Hansen, a member of our Board of Directors and the brother of Robert D. Hansen, is a director and officer of Hansen Engine and owns approximately 10% of that entity’s outstanding common stock. Thomas M. Hagedorn, a member of our Board of Directors, is a director of Hansen Engine and is a minority shareholder of that entity. The 2010 Agreement provides that Hansen Engine will perform research and development work, primarily relating to the improvement of device performance of the Electromed SmartVest® System, in exchange for a monthly fee of $30,000 through December 2011. The agreement was renewed at December 31, 2011 for six months, and provides that the service provider perform 40 hours per week of research and development work in exchange for a monthly fee of $15,000. The agreement was terminated in May 2012. During our 2012 and 2011 fiscal years, expenses incurred to Hansen Engine were approximately $265,000 and $369,000, respectively. The 2010 Agreement provides that all design outputs will be the property of the Company and that all patents that result from work performed pursuant to the agreement must be assigned to us. Such assignments are effected in writing pursuant to our standard form of patent assignment.

The Company purchases electronic parts from RiverSide Electronics, Ltd. (“RiverSide”), an entity which is solely owned by Stephen H. Craney, a director. The Company has made payments to RiverSide of approximately $597,000 and $611,000 during the Company’s 2012 and 2011 fiscal years, respectively. The Board of Directors has determined that the terms of its transactions with RiverSide were consistent with what could be obtained in an arm’s length transaction with an unrelated party.

DIRECTOR INDEPENDENCE

Our Board of Directors consists of a majority of independent directors. Our Board of Directors has determined that four of the six director nominees are independent directors, as defined under the applicable regulations of the SEC and the NYSE MKT. The four independent director nominees are Stephen H. Craney, William V. Eckles, Thomas M. Hagedorn, and Darrel L. Kloeckner. In determining independence, our Board of Directors considered that Mr. Hagedorn is a director and a minority shareholder of Hansen Engine Corporation, an entity that has received payment from the Company in exchange for performing research and development services. Our Board of Directors also considered that the Company employs an immediate family member of Dr. George Winn in a non-executive officer capacity. Our Board of Directors also considered that the Company has made payments of approximately $597,000, $611,000, and $409,000 during our 2012, 2011, and 2010 fiscal years, respectively, to RiverSide Electronics, Ltd. (“RiverSide”), an entity which is solely owned by Mr. Craney, in exchange for electronic parts. The Board of Directors determined that the terms of its transactions with RiverSide were consistent with what could be obtained in an arm’s length transaction with an unrelated party and that the transactions did not exceed 5% of RiverSide’s consolidated gross annual revenues for the applicable fiscal years. The Board of Directors also considered that Mr. Eckles is the chief executive officer and owns approximately 20% of the outstanding stock of Blue Earth Valley Communications (“Blue Earth”), an entity from which the Company has purchased approximately $25,000 of telecommunications services in each of its past three fiscal years and from which the Company, through a lease with a wholly-owned subsidiary of Blue Earth, leases industrial space for annual rent of approximately $60,000. The Board of Directors determined that the terms of the Company’s transactions with Blue Earth were consistent with what could be obtained in an arm’s length transaction with an unrelated party and that the transactions did not exceed 5% of Blue Earth’s consolidated gross annual revenues for the applicable fiscal years.

Item 14. Principal Accounting Fees and Services.

The following table presents fees billed by McGladrey LLP (“McGladrey”) to the Company for the audit of the Company’s annual financial statements, the review of the Company’s interim financial statements, and various other audit and non-audit services provided in connection with the fiscal years ended June 30, 2012 and June 30, 2011.

Category	Fiscal Year	Fees
Audit Fees(1)	2012	$107,207
	2011	$93,410

(1)	Audit fees included the annual audits and reviews of the Company’s quarterly financial statements, and review of the Company’s registration statement on Form S-8 for fiscal 2012.

McGladrey provided no other services to the Company in either fiscal 2012 or fiscal 2011 that are not included above.

Audit Committee Pre-Approval

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its independent registered public accounting firm or any other auditing or accounting firm. During the year, circumstances may arise that will require the engagement of the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, we will obtain pre-approval of the Audit Committee before engaging the independent registered public accounting firm.

All audit services and audit-related services incurred during fiscal 2012 were pre-approved by our Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this report.

(1)	Financial Statements. The financial statements are included in Part II, Item 8 of the Original Filing.
(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Part II, Item 8 of the Original Filing: Not applicable.
(3)	Exhibits. See “Exhibit Index to Form 10-K/A” immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: October 29, 2012	/s/ James J. Cassidy
James J. Cassidy, Ph.D.
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Cassidy	Interim Chief Executive Officer	October 29, 2012
James J. Cassidy, Ph.D.	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	October 29, 2012
Jeremy T. Brock, CPA	(principal financial and accounting officer)

*	Director	October 29, 2012
Craig N. Hansen

*	Chairman and Director	October 29, 2012
Stephen H. Craney

*	Director	October 29, 2012
William V. Eckles

*	Director	October 29, 2012
Thomas M. Hagedorn

*	Director	October 29, 2012
Darrel L. Kloeckner

*	Director	October 29, 2012
Dr. George H. Winn, DDS

*By: /s/ James J. Cassidy	As attorney-in-fact	October 29, 2012
James J. Cassidy, Ph.D.

EXHIBIT INDEX

Electromed, Inc.

Form 10-K

Exhibit Number	Description

3.1	Articles of Incorporation of Electromed, Inc., as amended.(a)

3.2	Bylaws of Electromed, Inc., as amended***

3.3	Amendment No. 3 to Articles of Incorporation of Electromed, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

4.1	Specimen Common Stock Certificate.(b)

10.1	Credit Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank, N.A.(a)

10.2	$3,500,000 Revolving Note, dated December 9, 2009, payable to U.S. Bank, N.A.(a)

10.3	$1,520,000 Term Loan A, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.4	$1,000,000 Term Loan B, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.5	Security Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.6	Security Agreement, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank N.A.(a)

10.7	Pledge Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.9	Guaranty, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank, N.A.(a)

10.10	Environmental and ADA Indemnification Agreement dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.11	Form of Assignment of Patent Application, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended June 11, 2011, filed with the Commission on September 14, 2011.

10.12	Employment Agreement, dated January 1, 2010, between Electromed, Inc. and Robert D. Hansen.(a)**

10.13	Employment Agreement, dated January 1, 2010, between Electromed, Inc. and Terry Belford.(a)**

10.14	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated January 1, 2010 between Electromed, Inc. and Robert D. Hansen.(a)**

10.15	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated January 1, 2010, between Electromed, Inc. and Terry Belford.(a)**

10.16	Unit Purchase Agreement, dated March 2, 2010, between Electromed, Inc. and Robert D. Hansen.(a)

10.17	Letter Agreement dated February 16, 2010, between Electromed, Inc. and Hansen Engine Technologies, Inc.(c)

10.18	Form of option issued to investors, incorporated herein by reference to Exhibit 4.2 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.19	Form of option issued to employees and service providers, incorporated herein by reference to Exhibit 4.3 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.20	Form of warrant issued in connection with 7% Senior Secured Convertible Notes, incorporated herein by reference to Exhibit 4.4 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.21	Option Agreement between Electromed, Inc. and Feltl and Company, Inc. dated August 18, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2010.

10.22	Letter dated September 23, 2010 from U.S. Bank, N.A. regarding waiver of Event of Default under Credit Agreement, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission on September 28, 2010.

10.23	Option Agreement between Electromed, Inc. and Feltl and Company, Inc. dated September 28, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2010.

10.24	First Amendment to Credit Agreement between Electromed, Inc. and U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

10.25	Summary of Director Compensation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 13, 2011.**

10.26	Employment Offer Letter from Electromed, Inc. to Dr. James J. Cassidy, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2011.**

10.27	Transition Agreement dated August 19, 2011 between Electromed, Inc. and Terry Belford, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011.**

10.28	Amended and Restated Credit Agreement by and between Electromed, Inc. and U.S. Bank National Association, dated as of November 8, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.29	Amended and Restated Revolving Note delivered by Electromed, Inc. to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.30	Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.31	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.32	First Amendment to Amended and Restated Credit Agreement dated as of December 30, 2011 by and between Electromed, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.33	Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of December 30, 2011, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.34	Separation Agreement and Release dated effective as of October 18, 2011 by and between Electromed, Inc. and Terry Belford, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.35	Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 15, 2011.**

10.36	Employment Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.37	Non-Competition, Non-Solicitation, and Confidentiality Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.38	Employment Agreement by and between Electromed, Inc. and James Cassidy, dated effective as of February 15, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2012.**

10.39	Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between Electromed, Inc. and Dr. James Cassidy, dated effective as of February 15, 2012, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed witht e Commission on February 21, 2012.**

10.40	Separation Agreement and Release dated May 14, 2012 by and between the Company and Robert D. Hansen.***/**

10.41	Second Amendment to Amended and Restated Credit Agreement dated as of May 14, 2012 by and between Electromed, Inc. and U.S. Bank National Association***

21.1	Subsidiaries of Electromed, Inc.***

23.1	Consent of Independent Registered Public Accounting Firm***

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	Financial Statements from the annual report on Form 10-K of the Company for the year ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements†

*	Filed herewith
**	Management compensatory contract or arrangement.
***	Previously filed.
†	Previously furnished.
(a)	Incorporated herein by reference to the cited exhibit in Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.
(b)	Incorporated herein by reference to the cited exhibit in Amendment 1, filed with the Commission on June 17, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.
(c)	Incorporated herein by reference to the cited exhibit in Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.