Form 10-Q
period 2012-09-30
Electromed, Inc.
filed 2012-11-13
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 7, 2012.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Electromed, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,482,555	$1,702,435
Accounts receivable (net of allowances for doubtful accounts of $45,000)	10,415,488	10,850,859
Inventories	2,305,276	2,392,416
Prepaid expenses and other current assets	463,426	359,583
Income taxes receivable	405,494	340,744
Deferred income taxes	656,000	656,000
Total current assets	15,728,239	16,302,037
Property and equipment, net	3,254,872	3,170,014
Finite-life intangible assets, net	1,167,136	1,174,033
Other assets	290,689	274,940
Total assets	$20,440,936	$20,921,024

Liabilities and Equity
Current Liabilities
Revolving line of credit	$1,768,128	$1,768,128
Current maturities of long-term debt	159,869	254,020
Accounts payable	554,086	749,985
Accrued compensation	484,812	636,995
Warranty reserve	604,000	610,000
Other accrued liabilities	165,144	151,558
Total current liabilities	3,736,039	4,170,686
Long-term debt, less current maturities	1,374,353	1,390,003
Deferred income taxes	280,000	280,000
Total liabilities	5,390,392	5,840,689
Commitments and Contingencies (Note 7)

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares, issued and outstanding: 8,114,252	81,143	81,143
Additional paid-in capital	13,000,453	12,959,136
Retained earnings	1,968,948	2,040,056
Total equity	15,050,544	15,080,335
Total liabilities and equity	$20,440,936	$20,921,024

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,
	2012	2011

Net revenues	$4,031,286	$5,378,918
Cost of revenues	1,210,452	1,309,565
Gross profit	2,820,834	4,069,353

Operating expenses
Selling, general and administrative	2,816,015	3,399,806
Research and development	101,189	217,085
Total operating expenses	2,917,204	3,616,891
Operating income (loss)	(96,370)	452,462
Interest expense, net of interest income of $4,348 and $2,027 respectively	36,738	43,923
Net income (loss) before income taxes	(133,108)	408,539

Income tax (expense) benefit	62,000	(163,000)
Net income (loss)	$(71,108)	$245,539

Earnings (loss) per share:
Basic and diluted	$(0.01)	$0.03

Weighted-average common shares outstanding:
Basic	8,114,252	8,100,915
Diluted	8,114,252	8,119,190

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(71,108)	$245,539
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	114,979	90,552
Amortization of finite-life intangible assets	33,969	30,006
Amortization of debt issuance costs	3,363	3,297
Share-based compensation expense	41,317	31,053
Loss on disposal of property and equipment	3,915	9,864
Changes in operating assets and liabilities:
Accounts receivable	435,371	(807,361)
Inventories	87,140	(307,845)
Prepaid expenses and other assets	(187,706)	(77,186)
Accounts payable and accrued liabilities	(347,226)	(40,754)
Net cash provided by (used in) operating activities	114,014	(822,835)

Cash Flows From Investing Activities
Expenditures for property and equipment	(197,020)	(215,311)
Expenditures for finite-life intangible assets	(27,073)	(21,750)
Net cash used in investing activities	(224,093)	(237,061)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(109,801)	(109,970)
Proceeds from options/warrants exercises	—	1,800
Proceeds from subscription notes receivable	—	22,500
Net cash used in financing activities	(109,801)	(85,670)
Net decrease in cash and cash equivalents	(219,880)	(1,145,566)

Cash and cash equivalents
Beginning of period	1,702,435	4,091,739
End of period	$1,482,555	$2,946,173

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X, Rule 10-01. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual reports. This interim report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2012.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements are issued.

Principles of consolidation:   The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three months ended September 30, 2012 and the year ended June 30, 2012.

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

Net income (loss) per common share: Net income (loss) is presented on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. For the three months ended September 30, 2012 and 2011, common stock equivalents of 599,900 and 537,800, respectively, were excluded from the calculation of diluted earnings per share as their impact was antidilutive.

Reclassifications: Certain items in the fiscal 2012 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2013. The fiscal 2012 reclassifications had no impact on previously reported net income or shareholders’ equity.

Note 2.       Inventories

The components of inventory were approximately as follows:

	September 30, 2012	June 30, 2012
Parts inventory	$1,418,000	$1,397,000
Work in process	175,000	81,000
Finished goods	742,000	944,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,305,000	$2,392,000

Note 3.      Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $386,000 and $352,000 at September 30, 2012 and June 30, 2012, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2012	Year Ended June 30, 2012
Balance, beginning	$1,174,000	$1,236,000
Additions	27,000	62,000
Amortization expense	(34,000)	(124,000)
Balance, ending	$1,167,000	$1,174,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2012	Year Ended June 30, 2012
Balance warranty reserve	$610,000	$444,000
Accrual for products sold	22,000	351,000
Expenditures and costs incurred for warranty claims	(28,000)	(185,000)
Ending warranty reserve	$604,000	$610,000

Note 5.      Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the three months ended September 30, 2012 and 2011 was 46.6% and 39.9%, respectively.

Note 6.      Financing Arrangements

The Company has a credit facility that provides for term loans and a revolving line of credit of $6,000,000, of which the line of credit expires on December 31, 2013, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. The amount available for borrowing is limited to 60% of eligible accounts receivable less the outstanding balance on the Company’s 4.28% term note due December 2012. Interest on advances accrues at LIBOR plus 3.08% (3.33% at September 30, 2012) and is payable monthly. The Company’s credit facility contains certain financial and nonfinancial covenants, which, among others, require the Company to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restrict the payment of dividends. The Company was in violation of certain of these covenants during the period ended September 30, 2012, and the bank has waived the events of default.

Note 7.      Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.      Related Parties

The Company used a related-party service provider, a director and minority shareholder of which is a director of the Company and was the original inventor of the Company’s product, to perform certain outsourced research and development functions. The Company’s former chief executive officer, an immediate family member of one of the Company’s directors, is also a minority shareholder and the president, chief executive officer and chairman of the board of directors of the service provider. In addition, one other member of the Company’s board of directors is a director and minority shareholder of the service provider. The Company had an agreement with the service provider which provided 80 hours per week of research and development work in exchange for a monthly fee in the amount of $30,000 through December 2011. The agreement was renewed at December 31, 2011 for six months, and provided that the service provider perform 40 hours per week of research and development work in exchange for a monthly fee of $15,000. The agreement was not renewed after June 30, 2012. There were no expenses incurred during the quarter ended September 30, 2012. For the quarter ended September 30, 2011, expenses for these services totaled approximately $90,000. Such expenses are included in research and development expense in the consolidated statements of operations.

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011, and is currently chairman of the Company’s board of directors. For the quarters ended September 30, 2012 and 2011, the Company made payments to the supplier of approximately $101,000 and $144,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and their impact on our sales; our expectations regarding fluctuations in purchase timings; our expectations regarding long-term margins; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

You should read this report thoroughly with the understanding that our actual results and actions may differ materially from those set forth in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to recruit, train and retain an effective sales force, reimbursement staff, and patient services staff; our ability to protect our intellectual property; the effect of litigation, including legal expenses, which may arise with respect to our intellectual property in the ordinary course of business or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; and general economic and business conditions.

Overview

Electromed, Inc. (we, us, our, the Company, or Electromed) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (HFCWO) therapy in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the Electromed, Inc. SmartVest® Airway Clearance System (SmartVest System) and related products, to patients with compromised mucus clearance function. The products are sold for both the home health care market and the institutional market for use by patients in hospitals, which are referred to as “institutional sales.” For approximately ten years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis (including chronic bronchitis or chronic obstructive pulmonary disease (COPD) that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Additionally, we offer such products, upon physician prescription to a patient population that includes post-surgical and intensive care patients , patients with end-stage neuromuscular disease, and ventilator-dependent patients. Our goal is to be a consistent innovator in providing HFCWO to patients with impaired pulmonary function.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The critical accounting policies used in the preparation of the financial statements as of September 30, 2012 have remained unchanged from June 30, 2012.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
Total Revenue	$4,031	$5,379	$(1,348)	(25.1)%
Home Care Revenue	$3,574	$5,132	$(1,558)	(30.4)%
International Revenue	$109	$37	$72	194.6%
Government/Institutional Revenue	$348	$210	$138	65.7%

Home Care Revenue. Home care revenue was approximately $3,574,000 for the three months ended September 30, 2012, representing a decrease of approximately $1,558,000, or 30.4%, compared to the same period in 2011. The decrease in revenue was caused by a decrease in referral counts, year over year. The change in referrals is a result of the change in the number of direct sales representatives, or, Clinical Area Managers (CAMs), as well as the tenure of CAMs. During the three months ended September 30, 2012, the average number of CAMs was 21, a decrease from 24 CAMs in the same period the prior year. In additional, the number of CAMs with over one year of experience decreased from 17 to 14.

International Revenue. International revenue was approximately $109,000 for the three months ended September 30, 2012, representing an increase of approximately $72,000, or 194.6%, compared to the same period in 2011. This resulted primarily from an increase in sales in Asia and the Middle East. There were no sales to the Middle East during the same period in 2011. Sales to other regions increased by approximately $13,000 during this period from 2011 to 2012. The increase in international sales was affected by the timing of larger distributor purchases during the first quarter of fiscal year 2013. The timing of these purchases will fluctuate throughout the year. Management still believes that the conditions in the current global economy, including the European sovereign debt situation and related austerity measures will continue to have some negative effects on international sales growth. Management continues to explore international opportunities in growth markets while focusing on continued domestic sales growth.

Government/Institutional Revenue. Government/institutional revenue was approximately $348,000 for the three months ended September 30, 2012, representing an increase of approximately $138,000, or 65.7%, compared to approximately $210,000 during the same period in 2011. This resulted from a $108,000 increase in sales to distributors, group purchasing organization (GPO) members, and other institutions which increased to approximately $286,000 for the three months ended September 30, 2012, from approximately $178,000 during the same period the prior year. There was also an increase in Government sales of $30,000 from approximately $32,000 in the three months ended September 30, 2011 to approximately $62,000 in the comparable period in 2012. The increase in Institutional and Governmental sales was the result of continued efforts of our sales force.

Gross Profit

Gross profit decreased to approximately $2,821,000, or 70.0% of net revenues, for the three months ended September 30, 2012, from approximately $4,069,000, or 75.6% of net revenues in the same period in 2011. The decrease in gross profit dollars resulted primarily from the decrease in sales volume. The decrease in gross profit percentage was primarily the result of lower than average reimbursement from the mix of referrals during the three month period. Factors such as diagnoses that are not assured of reimbursement and insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs) affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis. However, management does not believe the results of the quarter ended September 30, 2012 are indicative of a long-term decrease in margins.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $2,816,000 for the three months ended September 30, 2012, representing a decrease of approximately $584,000, or 17.2%, compared to SG&A expenses of approximately $3,400,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,336,000 for the three months ended September 30, 2012, representing a decrease of approximately $288,000, or 17.7%, compared to approximately $1,624,000 in the same period the prior year. The decrease was primarily a result of lower commissions and overall management compensation as compared to the same period in 2011.

Health insurance costs were approximately $132,000 for the three months ended September 30, 2012, representing a decrease of approximately $1,000, or 0.8%, compared to the same period in 2011. Travel, meals and entertainment, and trade show expenses were approximately $385,000 in the three months ended September 30, 2012, representing a decrease of approximately $90,000, or 18.9%, compared to approximately $475,000 in the same period in the prior year. This decrease was primarily due to the Company’s focus on expense control, and a decrease in the size of the sales force.

Advertising and marketing expenses for the three months ended September 30, 2012 were approximately $183,000, a decrease of approximately $170,000, or 48.2%, compared to approximately $353,000 in the same period the prior year. These decreased expenditures related to bringing marketing leadership in-house, thus reducing marketing fees, as well as focusing on cost-effective advertising.

Patient training expenses for the three months ended September 30, 2012 were approximately $114,000, a decrease of approximately $15,000, or 11.6%, compared to approximately $129,000 in the same period the prior year. These decreases reflect the decreased volume of home care patient referrals for the three months ended September 30, 2012 compared to the same period in the prior year.

Professional fees for the three months ended September 30, 2012 were approximately $205,000, a decrease of approximately $108,000 compared to approximately $313,000 in the same period in the prior year. These fees are for services related to reporting requirements, information technology security and backup, consulting, recruiting fees, and printing and other shareowner services. The decrease in professional fees was a result of lower legal fees and other outside services.

Research and development expenses. Research and development expenses were approximately $101,000 for the three months ended September 30, 2012, representing a decrease of approximately $116,000, or 53.5%, compared to approximately $217,000 in the same period the prior year. Approximately $90,000 of the decrease was a result of discontinuing the use of a certain outside vendor. Research and development costs for the three months ended September 30, 2012 were 2.5% of revenue, compared to 3.9% of revenue in the same period the prior year. As a percentage of sales, management expects to spend approximately 5.0% of sales on R&D expenses for the foreseeable future.

Interest expense

Interest expense was approximately $41,000 for the three months ended September 30, 2012, representing a decrease of approximately $5,000, or 10.9%, compared to approximately $46,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding due to payments on term loans.

Income tax expense (benefit)

Income tax benefit is estimated at approximately $62,000 for the three months ended September 30, 2012, compared to income tax expense of $163,000 in the same period in the prior year. The effective tax rates for the three months ended September 30, 2012 and September 30, 2011 were 46.6% and 39.9%, respectively.

Net income (loss)

Net loss for the three months ended September 30, 2012 was approximately $71,000, or 1.8% of revenues, compared to net income of approximately $246,000, or 4.6% of revenues, for the same period the prior year. The decrease in net income as a percentage of revenues primarily resulted from a decrease in sales volume partially offset by decreases in expenses. Management continues to believe certain investments currently being made are creating the platform for continued profitable sales growth. In this quarter, management has added to the strength of our sales and marketing team by hiring a new Director of Sales, and bringing strategic responsibility for marketing in-house. Subsequent to September 30, 2012, management has completed a realignment of sales territories and instituted a new compensation plan designed to drive future sales growth. Management is also creating efficiencies to better align expenses with demand and increase margins. These efforts should allow us to increase profitability as sales growth occurs with the addition of new CAMs.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2012, net cash provided by operating activities was approximately $114,000. Cash flows provided by operations consisted of approximately $71,000 in net loss, adjusted for non-cash expenses of approximately $198,000, offset by decreases in accounts receivable and inventory of $435,000 and $87,000, respectively, and increases in prepaid expenses and other assets of $188,000. In addition, accounts payable and accrued liabilities decreased by approximately $347,000.

For the three months ended September 30, 2011, net cash used in operating activities was approximately $823,000. Cash flows used by operations consisted of approximately $246,000 in net income, adjusted for non-cash expenses of approximately $164,000, offset by increases in accounts receivable, inventory, and prepaid expenses of $807,000, $308,000, and $77,000 respectively. In addition, accounts payable and accrued liabilities decreased by approximately $41,000.

Management believes that the net cash provided by operating activities during the three months ended September 30, 2012 was attributable, in part, to the reduction of expenses, better accounts receivable collection and lower sales, as demonstrated by the decrease in accounts receivable of approximately $435,000 for the three months ended September 30, 2012, as compared to an increase of approximately $807,000 for the three months ended September 30, 2011.

Cash Flows from Investing Activities

For the three months ended September 30, 2012, cash used in investing activities was approximately $224,000. During this period we paid approximately $197,000 for purchases of property and equipment. We also paid approximately $27,000 for patent related costs.

For the three months ended September 30, 2011, cash used in investing activities was approximately $237,000. During this period we paid approximately $215,000 for purchases of property and equipment, including $99,000 for converting approximately 10,000 square feet of a newly leased building to office space. We also paid approximately $22,000 for patent related costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2012, cash used in financing activities was approximately $110,000, which consisted entirely of principal payments on long-term debt of approximately $110,000.

For the three months ended September 30, 2011, cash used in financing activities was approximately $86,000. We received approximately $24,000 from warrant exercises and receipts on subscription notes receivable, offset by principal payments on long-term debt of approximately $110,000.

Adequacy of Capital Resources

Based on our current operational performance, we believe our cash and cash equivalents and available borrowings under the existing credit facility will provide adequate liquidity for the next year. However, we may require additional financing and we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Our primary capital requirements relate to adding employees in our sales force; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

For the first three months of fiscal years 2013 and 2012, we spent approximately $197,000 and $215,000 on property and equipment, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

On November 8, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (U.S. Bank), which was amended on December 30, 2011, May 14, 2012, and September 21, 2012, that provides for a revolving line of credit of $6,000,000, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (Term Loan A). The remaining $1,000,000 term loan bears interest at 4.28% (Term Loan B). Interest on the operating line of credit accrues at LIBOR plus 3.08% (3.33% at September 30, 2012) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable less the outstanding balance on our Term Loan B. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. Term Loan B requires monthly payments of principal and interest of approximately $29,600 and has a maturity date of December 9, 2012. As of September 30, 2012, we had approximately $1,768,000 outstanding on the operating line of credit and approximately $1,489,000 outstanding on the term loan debt for a total amount outstanding under the U.S. Bank credit facility of $3,257,000. As of September 30, 2012, we had net unused availability of $2,652,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

The Company’s credit facility contains certain financial and nonfinancial covenants, which, among others, require the Company to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restrict the payment of dividends. The Company was in violation of certain financial covenants during the period ended September 30, 2012. The Company notified the bank and the bank waived the event of default as of September 30, 2012.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first three months of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: November 13, 2012	/s/ James J. Cassidy
James J. Cassidy, Ph.D., Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, CPA, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Exhibit Number	Description

3.1	Bylaws of Electromed, Inc. as amended, incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012.

10.1	Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2012, by and between Electromed, Inc. and U.S. Bank National Association.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*Furnished herewith.

- 16 -