Form 10-Q
period 2012-12-31
Electromed, Inc.
filed 2013-02-14
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

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

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 8, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31, 2012	June 30, 2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,005,616	$1,702,435
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,725,142	10,850,859
Inventories	1,899,028	2,392,416
Prepaid expenses and other current assets	358,935	359,583
Income taxes receivable	605,744	340,744
Deferred income taxes	656,000	656,000
Total current assets	14,250,465	16,302,037
Property and equipment, net	3,481,373	3,170,014
Finite-life intangible assets, net	1,135,891	1,174,033
Other assets	276,582	274,940
Total assets	$19,144,311	$20,921,024

Liabilities and Equity
Current Liabilities
Revolving line of credit	$600,000	$1,768,128
Current maturities of long-term debt	66,191	254,020
Accounts payable	753,098	749,985
Accrued compensation	615,566	636,995
Warranty reserve	661,000	610,000
Other accrued liabilities	127,077	151,558
Total current liabilities	2,822,932	4,170,686
Long-term debt, less current maturities	1,356,961	1,390,003
Deferred income taxes	280,000	280,000
Total liabilities	4,459,893	5,840,689
Commitments and Contingencies (Note 7)

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,114,252 shares	81,143	81,143
Additional paid-in capital	13,045,518	12,959,136
Retained earnings	1,557,757	2,040,056
Total equity	14,684,418	15,080,335
Total liabilities and equity	$19,144,311	$20,921,024

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011

Net revenues	$3,856,370	$4,790,344	$7,887,656	$10,169,262
Cost of revenues	1,342,002	1,309,064	2,552,455	2,618,631
Gross profit	2,514,368	3,481,280	5,335,201	7,550,631

Operating expenses
Selling, general and administrative	3,000,532	3,130,799	5,816,544	6,530,602
Research and development	109,250	250,339	210,440	467,425
Total operating expenses	3,109,782	3,381,138	6,026,984	6,998,027
Operating income (loss)	(595,414)	100,142	(691,783)	552,604
Interest expense, net of interest income of $10,975, $1,634, $15,322, and $3,662 respectively	25,777	43,588	62,516	87,511
Net income (loss) before income taxes	(621,191)	56,554	(754,299)	465,093

Income tax benefit (expense)	210,000	(32,000)	272,000	(195,000)
Net income (loss)	$(411,191)	$24,554	$(482,299)	$270,093

Earnings (loss) per share:
Basic and diluted	$(0.05)	$0.00	$(0.06)	$0.03

Weighted-average common shares outstanding:
Basic	8,114,252	8,101,745	8,114,252	8,101,330
Diluted	8,114,252	8,125,458	8,114,252	8,121,971

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(482,299)	$270,093
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	231,918	193,790
Amortization of finite-life intangible assets	66,234	60,199
Amortization of debt issuance costs	6,377	6,066
Share-based compensation expense	86,382	62,108
Loss on disposal of property and equipment	22,020	9,865
Changes in operating assets and liabilities:
Accounts receivable	1,125,717	(1,111,600)
Inventories	493,388	(541,677)
Prepaid expenses and other assets	(272,371)	(138,627)
Accounts payable and accrued liabilities	(74,972)	(343,091)
Net cash provided by (used in) operating activities	1,202,394	(1,532,874)

Cash Flows From Investing Activities
Expenditures for property and equipment	(482,122)	(618,966)
Expenditures for finite-life intangible assets	(28,092)	(22,650)
Net cash used in investing activities	(510,214)	(641,616)

Cash Flows From Financing Activities
Net payments on revolving line of credit	(1,168,128)	—
Principal payments on long-term debt including capital lease obligations	(220,871)	(189,056)
Payments of deferred financing fees	—	(10,526)
Proceeds from warrant exercises	—	5,301
Proceeds from subscription notes receivable	—	22,500
Net cash used in financing activities	(1,388,999)	(171,781)
Net decrease in cash and cash equivalents	(696,819)	(2,346,271)
Cash and cash equivalents
Beginning of period	1,702,435	4,091,739
End of period	$1,005,616	$1,745,468

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

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the consolidated financial statements are issued.

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and six months ended December 31, 2012 and the year ended June 30, 2012.

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

Net income (loss) per common share: Net income (loss) is presented on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 624,900 and 537,800 were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2012 and 2011, respectively, as their impact was antidilutive.

Reclassifications: Certain items in the fiscal 2012 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2013. The fiscal 2012 reclassifications had no impact on previously reported net income or shareholders’ equity.

Note 2.     Inventories

The components of inventory were approximately as follows:

	December 31, 2012	June 30, 2012
Parts inventory	$1,140,000	$1,397,000
Work in process	212,000	81,000
Finished goods	577,000	944,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,899,000	$2,392,000

Note 3. Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $415,000 and $352,000 at December 31, 2012 and June 30, 2012, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Six Months Ended December 31, 2012	Year Ended June 30, 2012
Balance, beginning	$1,174,000	$1,236,000
Additions	28,000	62,000
Amortization expense	(66,000)	(124,000)
Balance, ending	$1,136,000	$1,174,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2012	Year Ended June 30, 2012
Beginning warranty reserve	$610,000	$444,000
Accrual for products sold	176,000	351,000
Expenditures and costs incurred for warranty claims	(125,000)	(185,000)
Ending warranty reserve	$661,000	$610,000

Note 5.     Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the six months ended December 31, 2012 and 2011 was 36.1% and 41.9%, respectively.

Note 6.     Financing Arrangements and Subsequent Event

The Company has a credit facility that provides for term loans and a revolving line of credit of $6,000,000, as of December 31, 2012. The line of credit expires on December 31, 2013, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. Interest on advances accrue at LIBOR plus 3.08% (3.33% at December 31, 2012) and is payable monthly. The amount available for borrowing is limited to 60% of eligible accounts receivable. The Company’s credit facility contains certain financial and nonfinancial covenants and restricts the payment of dividends. The Company was in violation of certain of these covenants during the period ended December 31, 2012.

The Company notified the bank of its violations of the covenants, and, on February 13, 2013, the Company and the bank entered into a Waiver and Fourth Amendment to Credit Agreement, pursuant to which the bank has waived the events of default. The Waiver and Fourth Amendment to Credit Agreement provides for adjustments to the financial covenants through September 30, 2013, a decrease in the revolving line of credit to $2,500,000, and an adjustment to the interest rate to LIBOR plus 3.50%.

Note 7.     Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.     Related Parties

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011, and is currently chairman of the Company’s board of directors. For the six months ended December 31, 2012 and 2011, the Company made payments to the supplier of approximately $209,000 and $324,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our ability to gain market share; our expectations regarding the recording of tax credits; our expectations regarding leveraging manufacturing costs and its effect on gross profit percentage; our expected business strategy and the impact of our business strategy on revenues and earnings, including the expected contributions of new members of our sales staff; expected expenditures for research and development; our expectations regarding capital expenditures; and our beliefs regarding the sufficiency of working capital and our ability and intention to renew or obtain financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

          You should read this report thoroughly with the understanding that our actual results and actions may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to recruit, train and retain an effective sales force, reimbursement staff, and patient services staff; our ability to protect our intellectual property; the effect of pending and potential future litigation, including legal expenses, which may arise, including with respect to our intellectual property or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; and general economic and business conditions.

Overview

          Electromed, Inc. (we, us, our, the Company, or Electromed) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (HFCWO) therapy in pulmonary care for patients of all ages.

          We manufacture, market and sell products that provide HFCWO, including the Electromed, Inc. SmartVest® Airway Clearance System (SmartVest System) and related products, to patients with compromised mucus clearance function. The products are sold for both the home health care market and the institutional market for use by patients in hospitals, which are referred to as “institutional sales.” For approximately ten years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis (including chronic bronchitis or chronic obstructive pulmonary disease (COPD) that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Additionally, we offer such products upon physician prescription to a patient population that includes post-surgical and intensive care patients, patients with end-stage neuromuscular disease, and ventilator-dependent patients. Our goal is to be a consistent innovator in providing HFCWO to patients with impaired pulmonary function.

Critical Accounting Policies and Estimates

          Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The critical accounting policies used in the preparation of the consolidated financial statements as of and for the three and six month periods ended December 31, 2012, have remained unchanged from June 30, 2012.

          Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes, and warranty liability.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,
	2012	2011	Increase (Decrease)
Total Revenue	$3,856	$4,790	$(934)	(19.5)%
Home Care Revenue	$3,328	$4,298	$(970)	(22.6)%
International Revenue	$208	$192	$16	8.3%
Government/Institutional Revenue	$320	$300	$20	6.7%

          Home Care Revenue. Home care revenue was approximately $3,328,000 for the three months ended December 31, 2012, representing a decrease of approximately $970,000, or 22.6%, compared to the same period in 2011. The decrease in revenue was caused by downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year.

          International Revenue. International revenue was approximately $208,000 for the three months ended December 31, 2012, representing an increase of approximately $16,000, or 8.3%, compared to the same period in 2011. This increase resulted primarily from an increase in sales to the Middle East, which were offset by a decrease in sales to Europe and Asia during the quarter ended December 31, 2012, as compared to the same period in 2011. International sales can be affected by the timing of distributor purchases and cause fluctuation regionally on a quarterly basis. Management continues to explore international opportunities in growth markets while focusing on domestic sales growth. Subsequent to the end of the second quarter, we hired a full-time employee to manage international sales.

          Government/Institutional Revenue. Government/institutional revenue was approximately $320,000 for the three months ended December 31, 2012, representing an increase of approximately $20,000, or 6.7%, compared to approximately $300,000 during the same period in 2011. This resulted from an increase in sales to distributors, group purchasing organization (GPO) members, and other institutions of $37,000, from approximately $221,000 in the three months ended December 31, 2011 to approximately $258,000 in the comparable period in the current year. The increase in Institutional sales was offset by a $15,000 decrease in sales to the U.S. Department of Veterans Affairs and other government entities which decreased to approximately $64,000 for the three months ended December 31, 2012, from approximately $79,000 during the same period the prior year. The increase in Institutional and Governmental sales was the result of continued efforts of our sales force.

          Gross Profit

          Gross profit decreased to approximately $2,514,000, or 65.2% of net revenues, for the three months ended December 31, 2012, from approximately $3,481,000, or 72.7% of net revenues, in the same period in 2011. The decrease in gross profit percentage was primarily the result of reduced leverage of manufacturing costs on lower revenue levels. We believe that as we grow sales we will be able to leverage manufacturing costs more effectively and margins will return to more historical levels above 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $3,001,000 for the three months ended December 31, 2012, representing a decrease of approximately $130,000, or 4.2%, compared to SG&A expenses of approximately $3,131,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,459,000 for the three months ended December 31, 2012, representing a decrease of approximately $37,000, or 2.5%, compared to approximately $1,496,000 in the same period the prior year.

          Travel, meals and entertainment, and trade show expenses were approximately $333,000 in the three months ended December 31, 2012, representing a decrease of approximately $131,000, or 28.2%, compared to approximately $464,000 in the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed, eliminating costs related to tradeshows that do not fit our growth strategies and reducing travel expenses among the sales force through improved travel planning.

          Advertising and marketing expenses for the three months ended December 31, 2012 were approximately $152,000, a decrease of approximately $156,000, or 50.6%, compared to approximately $308,000 in the same period the prior year. The decrease was related to bringing marketing leadership in-house, thus reducing our external marketing fees, as well as targeting more cost-effective advertising.

          Professional fees for the three months ended December 31, 2012 were approximately $356,000, an increase of approximately $161,000 compared to approximately $195,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one time consulting expenses, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to a shareholder’s proposal at our annual meeting and the resulting litigation brought by the Company, as well as consulting fees related to upgrading our current information technology infrastructure.

          Research and development expenses. Research and development expenses were approximately $109,000 for the three months ended December 31, 2012, representing a decrease of approximately $141,000, or 56.4%, compared to approximately $250,000 in the same period the prior year. Approximately $90,000 of the decrease was a result of discontinuing the use of a certain outside vendor based on project needs. Research and development expenses for the three months ended December 31, 2012 were 2.8% of revenue, compared to 5.2% of revenue in the same period the prior year. As a percentage of sales, management expects to spend approximately 5.0% of sales on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $37,000 for the three months ended December 31, 2012, representing a decrease of approximately $8,000, or 17.8%, compared to approximately $45,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding.

          Income tax benefit (expense)

          Income tax benefit is estimated at approximately $210,000 for the three months ended December 31, 2012, compared to income tax expense of $32,000 in the same period in the prior year. The effective tax rates for the three months ended December 31, 2012 and 2011 were 33.8% and 56.6%, respectively. On a quarterly basis, management estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. The decrease in effective tax rate is related primarily to permanent differences including certain meals and entertainment expenses that are only 50% deductible for tax purposes as well as the estimate for the Federal Research and Development Tax Credit which was not extended until January 2013 by the U.S. Congress. The effect of the estimated tax credit will be recorded in the quarter ended March 31, 2013.

          Net income (loss)

          Net loss for the three months ended December 31, 2012 was approximately $411,000 compared to net income of approximately $25,000 for the same period in the prior year. The decrease in net income primarily resulted from a decrease in sales volume partially offset by decreases in expenses. Management continues to believe certain investments currently being made are creating the platform for profitable sales growth. During the quarter ended December 31, 2012, management has completed a realignment of sales territories and instituted a new compensation plan for the sales force designed to drive future sales growth. Management is focused on controlling costs more aggressively short term while implementing key strategies for growth which includes full staffing of our U.S. sales regions, updated branding including a new logo, marketing material, and developing more distributors internationally by hiring an international sales manager.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

          Revenues

          Revenue results for the six month periods are summarized in the table below (dollar amounts in thousands).

	Six Months Ended December 31,
	2012	2011	Increase (Decrease)
Total Revenue	$7,888	$10,169	$(2,281)	(22.4)%
Home Care Revenue	$6,902	$9,430	$(2,528)	(26.8)%
International Revenue	$317	$229	$88	38.4%
Government/Institutional Revenue	$669	$510	$159	31.2%

          Home Care Revenue. Home care revenue was approximately $6,902,000 for the six months ended December 31, 2012, representing a decrease of approximately $2,528,000, or 26.8%, compared to the same period in 2011. The decrease in revenue was caused by downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. The decrease in revenues also reflects a decrease in the existing sales staff from 26 full time equivalents in the six months ended December 31, 2011, to 24.5 in the same period in the current year as well as turnover in Clinical Area Managers (CAMs) of approximately 30%, or seven CAMs, during the twelve months ended December 31, 2012.

          International Revenue. International revenue was approximately $317,000 for the six months ended December 31, 2012, representing an increase of approximately $88,000, or 38.4%, compared to the same period in 2011. This increase resulted primarily from an increase in sales to the Middle East. Management continues to explore international opportunities in growth markets while focusing on domestic sales growth.

         Government/Institutional Revenue. Government/institutional revenue was approximately $669,000 for the six months ended December 31, 2012, representing an increase of approximately $159,000, or 31.2%, compared to approximately $510,000 during the same period in 2011. This resulted from a $145,000 increase in sales to distributors, group purchasing organization (GPO) members, and other institutions which increased to approximately $544,000 for the six months ended December 31, 2012, from approximately $399,000 during the same period the prior year. Sales to the U.S. Department of Veterans Affairs and other government entities also increased by approximately $14,000, to $125,000 for the six months ended December 31, 2012, compared to $111,000 for the same period in 2011. The increase in government/institutional sales is due to the efforts of our sales force continuing to produce higher sales in these categories.

          Gross Profit

          Gross profit decreased to approximately $5,335,000, or 67.6% of net revenues, for the six months ended December 31, 2012, from approximately $7,551,000, or 74.2% of net revenues, in the same period in 2011. The decrease in gross profit percentage was primarily the result of reduced leverage of manufacturing costs on lower revenue levels. We believe that as we grow sales we will be able to leverage manufacturing costs more effectively and margins will return to more historical levels above 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $5,817,000 for the six months ended December 31, 2012, representing a decrease of approximately $714,000, or 10.9%, compared to SG&A expenses of approximately $6,531,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $2,794,000 for the six months ended December 31, 2012, representing a decrease of approximately $327,000, or 10.5%, compared to approximately $3,121,000 in the same period the prior year. This decrease was primarily a result of lower incentive compensation for the CAMs which is correlated with revenue levels, as well as a reduction of overall management compensation as compared to the same period in the prior year.

          Travel, meals and entertainment and trade show expenses were approximately $724,000 in the six months ended December 31, 2012, representing a decrease of approximately $214,000, or 22.8%, compared to approximately $938,000 in the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed, eliminating costs related to tradeshows that do not fit our growth strategies and reducing travel expenses among the sales force through improved travel planning.

          Advertising and marketing expenses for the six months ended December 31, 2012 were approximately $334,000, a decrease of approximately $327,000, or 49.5%, compared to approximately $661,000 in the same period the prior year. These decreased expenditures related to bringing marketing leadership in-house, thus reducing our external marketing fees, as well as targeting more cost-effective advertising.

          Professional fees for the six months ended December 31, 2012 were approximately $561,000, an increase of approximately $53,000 compared to approximately $508,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one time consulting expenses, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to a shareholder’s proposal at our annual meeting and the resulting litigation brought by the Company, as well as consulting fees related to upgrading our current information technology infrastructure.

          Research and development expenses. Research and development expenses were approximately $210,000 for the six months ended December 31, 2012, representing a decrease of approximately $257,000, or 55.0%, compared to approximately $467,000 in the same period the prior year. Approximately $180,000 of the decrease was a result of discontinuing the use of a certain outside vendor based on project needs. Research and development expenses for the six months ended December 31, 2012 were 2.7% of revenue, compared to 4.6% of revenue in the same period the prior year. As a percentage of sales, management expects to spend approximately 5.0% of sales on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $78,000 for the six months ended December 31, 2012, representing a decrease of approximately $13,000, or 14.3%, compared to approximately $91,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding.

          Income tax benefit (expense)

          Income tax benefit is estimated at approximately $272,000 for the six months ended December 31, 2012 compared to income tax expense of approximately $195,000 in the same period in the prior year. The effective tax rates for the six months ended December 31, 2012 and December 31, 2011 were 36.1% and 41.9%, respectively. On a quarterly basis, management estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. The decrease in effective tax rate is related primarily to permanent differences including certain meals and entertainment expenses that are only 50% deductible for tax purposes as well as the estimate for the Federal Research and Development Tax Credit which was not extended until January 2013, by the U.S. Congress. The effect of the estimated tax credit will be recorded in the quarter ended March 31, 2013.

          Net income (loss)

          Net loss for the six months ended December 31, 2012 was approximately $482,000 compared to net income of approximately $270,000 for the same period the prior year. The decrease in net income primarily resulted from a decrease in sales volume partially offset by decreases in expenses. Management continues to believe certain investments currently being made are creating the platform for profitable sales growth. During the quarter ended December 31, 2012, management completed a realignment of sales regions. Management is focused on controlling costs more aggressively short term while implementing key strategies for growth which includes full staffing of our U.S. sales regions, updated branding including a new logo, marketing material, and developing more distributors internationally by hiring an international sales manager.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the six months ended December 31, 2012, net cash provided by operating activities was approximately $1,202,000. Cash flows provided by operations consisted of approximately $482,000 in net loss, adjusted for non-cash expenses of approximately $413,000, offset by decreases in accounts receivable and inventory of $1,126,000 and $493,000, respectively, and increases in prepaid expenses and other assets of $272,000. In addition, accounts payable and accrued liabilities decreased approximately $75,000.

          For the six months ended December 31, 2011, net cash used in operating activities was approximately $1,533,000. Cash flows used by operations consisted of approximately $270,000 in net income, adjusted for non-cash expenses of approximately $332,000, offset by increases in accounts receivable, inventory, and prepaid expenses and other assets of $1,112,000, $542,000, and $139,000, respectively. In addition, accounts payable and accrued liabilities decreased approximately $343,000.

          Cash Flows from Investing Activities

          For the six months ended December 31, 2012, cash used in investing activities was approximately $510,000. During this period we paid approximately $482,000 for purchases of property and equipment. We also paid approximately $28,000 for patent related costs.

          For the six months ended December 31, 2011, cash used in investing activities was approximately $642,000. During this period we paid approximately $619,000 for purchases of property and equipment, including $414,000 for converting approximately 10,000 square feet of a newly leased building to office space. We also paid approximately $23,000 for patent related costs.

          Cash Flows from Financing Activities

          For the six months ended December 31, 2012, cash used in financing activities was approximately $1,389,000, which consisted of principal payments on long-term debt of $221,000, and payments on our revolving line of credit of $1,168,000.

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

          Our primary capital requirements relate to adding employees in our sales force and supporting functions; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

          For the first six months of fiscal years 2013 and 2012, we spent approximately $482,000 and $619,000 on property and equipment, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

          On November 8, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (U.S. Bank), which was amended on December 30, 2011, May 14, 2012, September 21, 2012, and February 13, 2013, that provides for a revolving line of credit of $2,500,000, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (Term Loan A). The remaining $1,000,000 term loan bore interest at 4.28% (Term Loan B) and was paid in full during October 2012. Interest on the operating line of credit accrues at LIBOR plus 3.50% (3.75% at February 13, 2013, the date of the most recent amendment) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. As of December 31, 2012, we had $600,000 outstanding on the operating line of credit and approximately $1,385,000 outstanding on Term Loan A for a total amount outstanding under the U.S. Bank credit facility of $1,985,000. As of the most recent amendment date of February 13, 2013, we had $600,000 outstanding on the operating line of credit and net unused availability of $1,900,000. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          Our credit facility contains certain financial and nonfinancial covenants, which, among others, required the Company to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restricts the payment of dividends. We were in violation of certain financial and nonfinancial covenants during the period ended December 31, 2012. On February 13, 2013, we entered into a Waiver and Fourth Amendment to our Credit Agreement with U.S. Bank (the “Waiver Agreement”). See Part II, Item 5 to this quarterly report for a description of the material terms of such Waiver Agreement.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred and the amount can be precisely or reasonably estimated.

          On December 7, 2012, we instituted a lawsuit in the District Court for Scott County, Minnesota against Eileen Manning, the proponent of a shareholder proposal at the Company’s 2012 Annual Meeting of Shareholders (the “Annual Meeting”) seeking to elect two individuals to the Company’s board of directors, and Robert D. Hansen, the Company’s former Chairman and Chief Executive Officer. The Company asserts that Ms. Manning, the owner of an entity that formerly provided marketing services to the Company, violated the proxy solicitation rules in connection with the nomination and election of directors at the Annual Meeting. Ms. Manning has asserted a counterclaim alleging that the Company has violated her rights as a shareholder by failing to count and certify the results of the election. The Company also asserts that Mr. Hansen violated his Separation Agreement and Release in connection with his actions relating to Ms. Manning’s proposal prior to and at the Annual Meeting and seeks declaratory relief and damages. Mr. Hansen has asserted a counterclaim alleging that the Company breached the Separation Agreement and Release by failing to make a payment under the agreement.

Item 1A. Risk Factors

          As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mine Safety Disclosures

          None.

Item 5. Other Information

          On February 13, 2013, the Company entered into a Waiver and Fourth Amendment to Credit Agreement (the “Waiver Agreement”) with U.S. Bank National Association (the “Bank”), pursuant to which the Bank waived certain covenant violations by the Company under its Amended and Restated Credit Agreement with the Bank, dated as of November 7, 2011, as amended (the “Credit Agreement”). Amongst other things, the Credit Agreement, as amended prior to the Waiver Agreement, forbid the Company from (1) permitting its fixed charge coverage ratio as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on such date to be less than 1.2 to 1.0 and (2) permitting its total cash flow leverage ratio as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on such date to be more than 3.5 to 1.0. In addition, the Credit Agreement requires that the Company’s chief executive officer position may not change without the Bank’s consent. The Company was in violation of the aforementioned financial covenants as of December 31, 2012 and the covenant regarding the chief executive officer position as of December 1, 2012.

          Pursuant to the Waiver Agreement, the Bank agreed to waive the specific covenant violations provided above as events of default under the Credit Agreement. In addition, the Waiver Agreement: (1) revised the definition of Applicable Margin from 3.08% to 3.50%; (2) revised the definition of Fixed Charge Coverage Ratio to remove from the numerator references to certain severance expenses made, and related tax expenses accrued, by the Company during the fiscal quarters ended December 31, 2011 and June 30, 2012; (3) revised the definition of Revolving Commitment Amount from $6,000,000 to $2,500,000; (4) amended the Company’s financial reporting covenant to provide unaudited financial statements on a monthly basis instead of a quarterly basis and to require the Company to provide summaries of referrals and product shipments each month; (5) revised the definition of permitted indebtedness to exclude certain subordinated debt that was previously permitted; (6) revised the definition of fixed charge coverage ratio to decrease the ratio from 1.2 to 1.0 (measured on a quarterly basis using the four consecutive quarters ending on such date) to 1.15 to 1.0 for the quarter ending September 30, 2013 (measured only on such date and only for such quarter); (7) amended the total cash flow leverage ratio covenant to replace the ratio entirely with a minimum EBITDA covenant that forbids the Company from having EBITDA of less than negative $275,000 for the quarter ending March 31, 2013 and $425,000 for the quarter ending June 30, 2013; (8) eliminated the key man life insurance policy covenant; and (9) amended the form of compliance certificate set forth in the Credit Agreement to conform it with the aforementioned changes. The Company also released claims against the Bank, reasserted its representations and warranties under the Credit Agreement, and reaffirmed the Credit Agreement and related loan and security documents.

          The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Waiver Agreement, which is filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

Item 6. Exhibits

          See attached exhibit index.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: February 14, 2013	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1	Waiver Agreement by and between the Company and U.S. Bank, National Association, dated November 13, 2012.

10.2*	Amended and Restated Employment Agreement by and between the Company and Jeremy T. Brock, dated November 15, 2012.

10.3	Waiver and Fourth Amendment to Credit Agreement by and between the Company and U.S. Bank, National Association, dated February 13, 2013.

10.4*	Employment Agreement dated effective December 1, 2012, by and between the Company and Kathleen Skarvan (incorporated by reference to the Company’s current report on Form 8-K filed December 3, 2012).

10.5*

Non-Competition, Non-Solicitation and Confidentiality Agreement dated effective December 1, 2012, by and between the Company and Kathleen Skarvan (incorporated by reference to the Company’s current report on Form 8-K filed December 3, 2012).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Management compensatory plan or agreement.