Form 10-Q
period 2013-03-31
Electromed, Inc.
filed 2013-05-15
CIK 1488917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ .

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
Yes ☐ No ☒

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 10, 2013.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$504,950	$1,702,435
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,198,044	10,850,859
Inventories	2,141,445	2,392,416
Prepaid expenses and other current assets	464,965	359,583
Income taxes receivable	841,978	340,744
Deferred income taxes	656,000	656,000
Total current assets	13,807,382	16,302,037
Property and equipment, net	3,633,916	3,170,014
Finite-life intangible assets, net	1,111,606	1,174,033
Other assets	291,830	274,940
Total assets	$18,844,734	$20,921,024

Liabilities and Equity
Current Liabilities
Revolving line of credit	$560,000	$1,768,128
Current maturities of long-term debt	1,388,935	254,020
Accounts payable	835,715	749,985
Accrued compensation	602,678	636,995
Warranty reserve	680,000	610,000
Other accrued liabilities	179,831	151,558
Total current liabilities	4,247,159	4,170,686
Long-term debt, less current maturities	18,326	1,390,003
Deferred income taxes	280,000	280,000
Total liabilities	4,545,485	5,840,689

Commitments and Contingencies (Note 7)

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,114,252 shares	81,143	81,143
Additional paid-in capital	13,091,315	12,959,136
Retained earnings	1,126,791	2,040,056

Total equity	14,299,249	15,080,335
Total liabilities and equity	$18,844,734	$20,921,024

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

Net revenues	$3,198,534	$4,774,347	$11,086,190	$14,943,612
Cost of revenues	756,693	1,405,804	3,309,148	4,024,577
Gross profit	2,441,841	3,368,543	7,777,042	10,919,035

Operating expenses
Selling, general and administrative	3,034,189	2,904,534	8,850,735	9,434,995
Research and development	101,460	238,230	311,899	705,655
Total operating expenses	3,135,649	3,142,764	9,162,634	10,140,650
Operating income (loss)	(693,808)	225,779	(1,385,592)	778,385
Interest expense, net of interest income of $618, $861, $15,941, and $4,523, respectively	29,158	42,684	91,673	130,194
Net income (loss) before income taxes	(722,966)	183,095	(1,477,265)	648,191

Income tax benefit (expense)	292,000	(88,000)	564,000	(283,000)
Net income (loss)	$(430,966)	$95,095	$(913,265)	$365,191

Earnings (loss) per share:
Basic	$(0.05)	$0.01	$(0.11)	$0.05
Diluted	$(0.05)	$0.01	$(0.11)	$0.04

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,120	8,114,252	8,105,562
Diluted	8,114,252	8,116,759	8,114,252	8,116,977

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$(913,265)	$365,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	344,695	300,248
Amortization of finite-life intangible assets	98,069	91,032
Amortization of debt issuance costs	8,691	9,461
Share-based compensation expense	132,179	97,044
Loss on disposal of property and equipment	43,143	23,009
Changes in operating assets and liabilities:
Accounts receivable	1,652,815	(1,498,457)
Inventories	250,971	(555,980)
Prepaid expenses and other assets	(632,197)	(214,709)
Accounts payable and accrued liabilities	5,086	(296,198)
Net cash provided by (used in) operating activities	990,187	(1,679,359)

Cash Flows From Investing Activities
Expenditures for property and equipment	(707,140)	(736,197)
Expenditures for finite-life intangible assets	(35,642)	(25,146)
Net cash used in investing activities	(742,782)	(761,343)

Cash Flows From Financing Activities
Net payments on revolving line of credit	(1,208,128)	—
Principal payments on long-term debt including capital lease obligations	(236,762)	(298,590)
Payments of deferred financing fees	—	(11,313)
Proceeds from warrant exercises	—	29,301
Proceeds from subscription notes receivable	—	22,500
Net cash used in financing activities	(1,444,890)	(258,102)
Net decrease in cash and cash equivalents	(1,197,485)	(2,698,804)
Cash and cash equivalents
Beginning of period	1,702,435	4,091,739
End of period	$504,950	$1,392,935

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and nine months ended March 31, 2013 and the year ended June 30, 2012.

Liquidity: For the three months ended March 31, 2013, the Company incurred a net loss of approximately $431,000, primarily as a result of a decrease in domestic revenues. Cash used by operating activities was $212,000 for the three months ended March 31, 2013. The principal sources of liquidity in the future are expected to be cash flows from operations and availability on our line of credit. In order to operate profitably in the future, the Company must increase revenue and eliminate costs. The Company is taking actions, including workforce reductions, in seeking to achieve profitability and is prepared to take further actions as needed.

The Company’s ability to generate sufficient cash flows in 2013 could be negatively impacted by the business challenges in reimbursement from third party payers. There continues to be downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts have been resolved during the quarter, although the final completion of this process will extend into fiscal year 2014. The challenges the Company currently faces could result in future noncompliance with the covenants contained within the Company’s credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the bank could foreclose on these assets.

During fiscal year 2013, the Company has obtained waivers of noncompliance or entered into amendments with the lender to modify certain covenants. Although the violations have been waived as of March 31, 2013, the Company believes it may be out of compliance with the covenants at June 30, 2013. The Company is working with the bank to modify the covenants in the current debt agreement to be in compliance as of June 30, 2013. Given the Company’s ability to service its debt and its past relationship with its lender, the Company believes that it will be able to successfully restructure its covenants as of June 30, 2013.

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

Net income (loss) per common share: Net income (loss) is presented on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 624,900 and 542,800 were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2013 and 2012, respectively, as their impact was antidilutive.

Note 2.	Inventories

The components of inventory were approximately as follows:

	March 31, 2013	June 30, 2012
Parts inventory	$1,029,000	$1,397,000
Work in process	412,000	81,000
Finished goods	730,000	944,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,141,000	$2,392,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $447,000 and $352,000 at March 31, 2013 and June 30, 2012, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2013	Year Ended June 30, 2012
Balance, beginning	$1,174,000	$1,236,000
Additions	33,000	62,000
Amortization expense	(95,000)	(124,000)
Balance, ending	$1,112,000	$1,174,000

Note 4.	Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2013	Year Ended June 30, 2012
Beginning warranty reserve	$610,000	$444,000
Accrual for products sold	257,000	351,000
Expenditures and costs incurred for warranty claims	(187,000)	(185,000)
Ending warranty reserve	$680,000	$610,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the nine months ended March 31, 2013 and 2012 was 38.2% and 43.7%, respectively.

Note 6.	Financing Arrangements

The Company has a credit facility that provides for term loans and a revolving line of credit of $2,500,000, as of March 31, 2013. The line of credit expires on December 31, 2013, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. Interest on advances accrues at LIBOR plus 3.50% (3.75% at March 31, 2013) and is payable monthly. The amount available for borrowing is limited to 60% of eligible accounts receivable. The Company’s credit facility contains certain financial and nonfinancial covenants and restricts the payment of dividends. The Company was in violation of certain of these covenants during the period ended March 31, 2013.

The Company notified the bank of its violations of the covenants, and on May 13, 2013, the Company and the bank entered into a Waiver and Fifth Amendment to Credit Agreement, pursuant to which the bank has waived the events of default. The Waiver and Fifth Amendment to Credit Agreement provides for adjustments to financial and non-financial covenants, and a decrease in the revolving line of credit to $2,250,000. Although the violations have been waived as of March 31, 2013, the Company believes it may be out of compliance with the covenants at June 30, 2013, and therefore has classified the term note, with a December 2014 maturity date, as a current liability. The Company is working with the bank to modify the covenants in the current debt agreement in order to be in compliance as of June 30, 2013. Given the Company’s ability to service its debt and its past relationship with its lender, the Company believes that it will be able to successfully restructure its covenants as of June 30, 2013.

Note 7.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.	Related Parties

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011, and is currently chairman of the Company’s board of directors. For the nine months ended March 31, 2013 and 2012, the Company made payments to the supplier of approximately $288,000 and $456,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our ability to restructure and comply with the covenants in our existing credit facility; our exploration of additional international markets; our beliefs regarding gross profit margin trends; our expectations with respect to insurance coverage of certain expenses relating to ongoing litigation; our expectations regarding planned cost reductions; our expectations regarding leveraging manufacturing costs and its effect on gross profit percentage; our planned growth strategies and the impact of our business strategy on revenues and earnings, including the expected contributions of new members of our sales staff; expected expenditures for research and development; our expectations regarding capital expenditures; and our beliefs regarding the sufficiency of working capital and our ability and intention to renew or obtain financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

          You should read this report thoroughly with the understanding that our actual results and actions may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to recruit, train and retain an effective sales force, reimbursement staff, and patient services staff; our ability to protect our intellectual property; the effect of pending and potential future litigation, including legal expenses, which may arise, including with respect to our intellectual property or otherwise; the impact of tight credit markets on our ability to continue to obtain financing on reasonable terms; our ability to effectively control costs and execute certain growth strategies; and general economic and business conditions.

Overview

          Electromed, Inc. (we, us, our, the Company, or Electromed) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (HFCWO) therapy in pulmonary care for patients of all ages.

          We manufacture, market and sell products that provide HFCWO, including the Electromed, Inc. SmartVest® Airway Clearance System (SmartVest System) and related products, to patients with compromised mucus clearance function. The products are sold for both the home health care market and the institutional market for use by patients in hospitals, which are referred to as “institutional sales.” For more than ten years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis (including chronic bronchitis or chronic obstructive pulmonary disease (COPD) that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Additionally, we offer such products upon physician prescription to a patient population that includes post-surgical and intensive care patients, patients with end-stage neuromuscular disease, and ventilator-dependent patients. Our goal is to be a consistent innovator in providing HFCWO to patients with impaired pulmonary function.

Critical Accounting Policies and Estimates

          Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The critical accounting policies used in the preparation of the financial statements as of and for the three and nine month periods ended March 31, 2013, have remained unchanged from June 30, 2012.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

          Revenues

          Revenue results for the three-month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012

Total Revenue	$3,199	$4,774	$(1,575)	(33.0)%

Home Care Revenue	$2,611	$4,360	$(1,749)	(40.1)%

International Revenue	$215	$165	$50	30.3%

Government/Institutional Revenue	$373	$249	$124	49.8%

          Home Care Revenue. Home care revenue was approximately $2,611,000 for the three months ended March 31, 2013, representing a decrease of approximately $1,749,000, or 40.1%, compared to the same period in 2012. The decrease in revenue was caused downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process, which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. The decentralization has required additional time to complete the necessary reimbursement contracts with individual affiliates to maintain our national coverage with that payer. Certain contracts have been resolved during the quarter, although the final completion of this process will extend into fiscal year 2014.

          International Revenue. International revenue was approximately $215,000 for the three months ended March 31, 2013, representing an increase of approximately $50,000, or 30.3%, compared to the same period in 2012. This increase resulted primarily from an increase in revenue to the Middle East. During the quarter ended March 31, 2013, we hired a new international sales manager, which has facilitated exploring additional international opportunities.

          Government/Institutional Revenue. Government/institutional revenue was approximately $373,000 for the three months ended March 31, 2013, representing an increase of approximately $124,000, or 49.8%, compared to approximately $249,000 during the same period in 2012. This resulted from a $19,000 increase in revenue from the U.S. Department of Veterans Affairs and other government entities, which increased to approximately $69,000 for the three months ended March 31, 2013 from approximately $50,000 during the same period the prior year. Institutional revenue also contributed to the increase in government/institutional revenue, which increased to approximately $305,000 for the three months, ended March 31, 2013 from approximately $199,000 during the same period the prior year. The increase in government/institutional revenues are due to a renewed focus by the sales force and adding new pricing options in response to market conditions.

          Gross Profit

          Gross profit decreased to approximately $2,442,000 for the three months ended March 31, 2013, from approximately $3,369,000 in the same period in 2012. Gross profit as a percentage of revenue, however, increased to 76.3% for the three months ended March 31, 2013, from approximately 70.6% in the same period of 2012. The increase in gross profit percentage was primarily the result of higher than average reimbursement from the mix of referrals during the three month period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether the patient meets prerequisite medical criteria for reimbursement, affect average reimbursement received on a short-term basis. These factors tend to fluctuate on a quarterly basis. During the quarter ended March 31, 2013, the Company continued its focus on cost efficiencies which also affected the increase in gross profit percentage. We believe that future margins will trend at historical levels between 70% and 75%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $3,034,000 for the three months ended March 31, 2013, representing an increase of approximately $129,000, or 4.4%, compared to SG&A expenses of approximately $2,905,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,586,000 for the three months ended March 31, 2013, representing an increase of approximately $154,000, or 10.8%, compared to approximately $1,432,000 in the same period the prior year. This increase primarily resulted from an increase in employees in the sales and reimbursement departments. Total SG&A employees increased by 10.3%, from 72 SG&A full-time equivalents (FTEs) for the three months ended March 31, 2012 to 80 SG&A FTEs during the same period in the current year. In addition, selling, general and administrative expenses increased approximately $44,000 as a result of the medical device tax that was implemented during the quarter ended March 31, 2013.

          Travel, meals and entertainment, and trade show expenses were approximately $360,000 for the three months ended March 31, 2013, representing a decrease of approximately $41,000, or 10.2%, compared to approximately $401,000 for the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed, as well as eliminating costs related to tradeshows that do not fit our growth strategies.

          Advertising and marketing expenses for the three months ended March 31, 2013 were approximately $193,000, a decrease of approximately $84,000, or 30.3%, compared to approximately $277,000 in the same period the prior year. The decrease was related to bringing marketing leadership in-house, thus reducing our external marketing fees, as well as targeting more cost-effective advertising.

          Patient training expenses for the three months ended March 31, 2013 were approximately $77,000, a decrease of approximately $57,000, or 42.5%, compared to approximately $134,000 in the same period the prior year. These decreases reflected the decreased volume of home care patient shipments for the three months ended March 31, 2013 compared to the same period in the prior year.

          Professional fees for the three months ended March 31, 2013 were approximately $320,000, an increase of approximately $129,000 compared to approximately $191,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to a shareholder’s proposal at our annual meeting and the resulting litigation. We have insurance for professional fees and expenses incurred in connection with the pending litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

          Research and development expenses. Research and development expenses were approximately $101,000 for the three months ended March 31, 2013, representing a decrease of approximately $137,000, or 57.6%, compared to approximately $238,000 in the same period the prior year. Research and development expenses for the three months ended March 31, 2013 were 3.2% of revenue, compared to 5.0% of revenue in the same period the prior year. As a percentage of revenue, management expects to spend up to 5.0% of revenue on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $30,000 for the three months ended March 31, 2013, representing a decrease of approximately $14,000, or 31.8%, compared to approximately $44,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding.

          Income tax benefit (expense)

          Income tax benefit is estimated at approximately $292,000 for the three months ended March 31, 2013, compared to income tax expense of approximately $88,000 in the same period in the prior year. The effective tax rates for the three months ended March 31, 2013 and 2012 were 40.4% and 48.1%, respectively. On a quarterly basis, management estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. The decrease in effective tax rate is related primarily to permanent differences including certain meals and entertainment expenses that are only 50% deductible for tax purposes. The Company’s estimate for the Federal Research and Development Tax Credit which was not extended until January 2013, by the U.S. Congress was recorded in the quarter ended March 31, 2013.

          Net income (loss)

          Net loss for the three months ended March 31, 2013 was approximately $431,000 compared to net income of approximately $95,000 for the same period in the prior year. The decrease in net income primarily resulted from a decrease in revenue partially offset by decreases in expenses. Management is focused on controlling costs more aggressively in the short term while implementing key strategies for growth, which includes a fully staffed and a realigned domestic sales force, updated branding including a new logo, website, and marketing material, and an HFCWO product and service innovation roadmap. Specifically, by customer group, our initiatives include:

-	Homecare: increase lead generation with a greater tenured domestic sales force and adjustments to the Company’s selling process;

-	Institutional: introduce additional pricing options while exploring distributor partnerships; and

-	International: hire an international sales manager to develop more distributors throughout Europe, Latin and South America and East Asia, while limiting exclusive distributors within a country.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

          Revenues

          Revenue results for the nine-month periods are summarized in the table below (dollar amounts in thousands).

	Nine Months Ended March 31,		Increase (Decrease)
	2013	2012

Total Revenue	$11,086	$14,944	$(3,858)	(25.8)%

Home Care Revenue	$9,511	$13,790	$(4,279)	(31.0)%

International Revenue	$533	$395	$138	35.0%

Government/Institutional Revenue	$1,042	$759	$283	37.3%

          Home Care Revenue. Home care revenue was approximately $9,511,000 for the nine months ended March 31, 2013, representing a decrease of approximately $4,279,000, or 31.0%, compared to the same period in 2012. The decrease in revenue was caused downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. The decentralization has required additional time to complete the necessary reimbursement contracts with individual affiliates to maintain our national coverage with that payer. Certain contracts have been resolved during the quarter, although the final completion of this process will extend into fiscal year 2014.

          International Revenue. International revenue was approximately $533,000 for the nine months ended March 31, 2013, representing an increase of approximately $138,000, or 35.0%, compared to the same period in 2012. This increase resulted primarily from an increase in revenues to the Middle East. During the quarter ended March 31, 2013 we hired a new international sales manager, which has facilitated exploring additional international opportunities.

          Government/Institutional Revenue. Government/institutional revenue was approximately $1,042,000 for the nine months ended March 31, 2013, representing an increase of approximately $283,000, or 37.3%, compared to approximately $759,000 during the same period in 2012. This resulted from a $250,000 increase in revenue from distributors, group purchasing organization (GPO) members, and other institutions, which increased to approximately $848,000 for the nine months ended March 31, 2013 from approximately $598,000 during the same period the prior year. Revenue from the U.S. Department of Veterans Affairs and other government entities increased by approximately $33,000, increasing to $194,000 for the nine months ended March 31, 2013 from $161,000 for the same period in 2012. The increase in government/institutional revenue was due to a renewed focus by the sales force and adding new pricing options in response to market conditions.

          Gross Profit

          Gross profit decreased to approximately $7,777,000, or 70.2% of net revenues, for the nine months ended March 31, 2013, from approximately $10,919,000, or 73.1% of net revenues, in the same period in 2012. The decrease in gross profit percentage was primarily the result of reduced leverage of manufacturing costs on lower revenue levels over the nine-month period.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $8,851,000 for the nine months ended March 31, 2013, representing a decrease of approximately $584,000, or 6.2%, compared to SG&A expenses of approximately $9,435,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $4,380,000 for the nine months ended March 31, 2013, representing a decrease of approximately $173,000, or 3.8%, compared to approximately $4,553,000 in the same period the prior year. This decrease primarily resulted from lower commissions and overall management compensation as compared to the same period in the prior year. In addition, selling, general and administrative expenses increased approximately $44,000 as a result of the medical device tax that was implemented during the quarter ended March 31, 2013.

          Travel, meals and entertainment and trade show expenses were approximately $1,106,000 for the nine months ended March 31, 2013, representing a decrease of approximately $286,000, or 20.5%, compared to approximately $1,392,000 for the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed, eliminating costs related to tradeshows that do not fit our growth strategies and reducing travel expenses among the sales force through improved travel planning.

          Advertising and marketing expenses for the nine months ended March 31, 2013 were approximately $527,000, a decrease of approximately $411,000, or 43.8%, compared to approximately $938,000 in the same period the prior year. The decrease was related to bringing marketing leadership in-house, thus reducing our external marketing fees, as well as targeting more cost-effective advertising.

          Professional fees for the nine months ended March 31, 2013 were approximately $947,000, an increase of approximately $202,000 compared to approximately $745,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one time consulting expenses, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to a shareholder’s proposal at our annual meeting and the resulting litigation, as well as consulting fees related to upgrading our current information technology infrastructure. We have insurance for professional fees and expenses incurred in connection with the pending litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

          Research and development expenses. Research and development expenses were approximately $312,000 for the nine months ended March 31, 2013, representing a decrease of approximately $394,000, or 55.8%, compared to approximately $706,000 in the same period the prior year. Research and development expenses for the nine months ended March 31, 2013 were 2.8% of revenue, compared to 4.7% of revenue in the same period the prior year. As a percentage of revenue, management expects to spend up to 5.0% of revenues on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $108,000 for the nine months ended March 31, 2013, representing a decrease of approximately $27,000, or 20.0%, compared to approximately $135,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding.

          Income tax benefit (expense)

          Income tax benefit is estimated at approximately $564,000 for the nine months ended March 31, 2013 compared to income tax expense of approximately $283,000 in the same period in the prior year. The effective tax rates for the nine months ended March 31, 2013 and March 31, 2012 were 38.2% and 43.7%, respectively. On a quarterly basis, management estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. The decrease in effective tax rate is related primarily to permanent differences including certain meals and entertainment expenses that are only 50% deductible for tax purposes.

          Net income (loss)

          Net loss for the nine months ended March 31, 2013 was approximately $913,000 compared to net income of approximately $365,000 for the same period the prior year. The decrease in net income primarily resulted from a decrease in revenue partially offset by decreases in expenses. Management is focused on controlling costs more aggressively short term while implementing key strategies for growth which includes a fully staffed and a realigned domestic sales force, updated branding including a new logo, website, and marketing material, and an HFCWO product and service innovation roadmap. Specifically, by customer group, our initiatives include:

-	Homecare: increased lead generation with a greater tenured domestic sales force and adjustments to the Company’s selling process;

-	Institutional: introducing additional pricing options while exploring distributor partnerships; and

-	International: hiring an international sales manager to develop more distributors throughout Europe, Latin and South America and East Asia, while limiting exclusive distributors within a country.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the nine months ended March 31, 2013, net cash provided by operating activities was approximately $990,000. Cash flows provided by operations consisted of approximately $913,000 in net loss, adjusted for non-cash expenses of approximately $627,000, offset by decreases in accounts receivable, inventories, and trade payables and accrued liabilities of $1,653,000, $251,000, and $5,000, respectively. In addition, prepaid expenses and other assets decreased by approximately $632,000.

          For the nine months ended March 31, 2012, net cash used in operating activities was approximately $1,679,000. Cash flows used by operations consisted of approximately $365,000 in net income, adjusted for non-cash expenses of approximately $521,000, offset by increases in accounts receivable, inventories, and prepaid expenses and other assets of $1,498,000, $556,000, and $215,000, respectively. In addition, trade payables and other accrued liabilities decreased by approximately $296,000.

          Cash Flows from Investing Activities

          For the nine months ended March 31, 2013, net cash used in investing activities was approximately $743,000. During this period we paid approximately $707,000 for purchases of property and equipment. We also paid approximately $36,000 for patent and trademark related costs.

          For the nine months ended March 31, 2012, net cash used in investing activities was approximately $761,000. During this period we paid approximately $736,000 for purchases of property and equipment, including $439,000 for converting approximately 10,000 square feet of a newly leased building to office space. We also paid approximately $25,000 for patent related costs.

          Cash Flows from Financing Activities

          For the nine months ended March 31, 2013, net cash used in financing activities was approximately $1,445,000, which consisted of principal payments on long-term debt of $237,000 and payments on our revolving line of credit of $1,208,000.

          For the nine months ended March 31, 2012, net cash used in financing activities was approximately $258,000. We received approximately $52,000 from warrant exercises and receipts on subscription notes receivable, offset by principal payments on long-term debt of approximately $299,000 and payments of deferred financing fees of approximately $11,000.

Adequacy of Capital Resources

          Our primary working capital requirements relate to adding employees in our sales force and supporting functions; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

          Based on our current operational performance, we believe our cash and cash equivalents and available borrowings under the existing credit facility will provide adequate liquidity for the next year. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. During fiscal year 2013, we have obtained waivers of noncompliance or entered into amendments with our lender to modify certain covenants. Although the violations have been waived as of March 31, 2013, we believe we may be out of compliance with the covenants at June 30, 2013. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all of our tangible and intangible assets of the Company. If we are unable to repay such indebtedness, the bank could foreclose on these assets.

          The Company is working with the bank to modify the covenants in the current debt agreement to be in compliance as of June 30, 2013. Given the Company’s ability to service its debt and its past relationship with its lender, the Company believes that it will be able to successfully restructure its covenants as of June 30, 2013.

          For the first nine months of fiscal years 2013 and 2012, we spent approximately $707,000 and $736,000 on property and equipment, respectively. In addition, we had approximately $145,000 of property and equipment purchases financed through accounts payable as of March 31, 2013. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

          On November 8, 2011 we entered into an amended and restated credit facility with U.S. Bank, National Association (U.S. Bank), which was amended on December 30, 2011, May 14, 2012, September 21, 2012, November 13, 2012, February 13, 2013, and May 13, 2013 that provides for a revolving line of credit of $2,250,000, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (Term Loan A). The remaining $1,000,000 term loan bore interest at 4.28% (Term Loan B) and was paid in full during October 2012. Interest on the operating line of credit accrues at LIBOR plus 3.50% (3.75% at March 31, 2013) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. As of March 31, 2013, we had $560,000 outstanding on the operating line of credit and approximately $1,377,000 outstanding on Term Loan A for a total amount outstanding under the U.S. Bank credit facility of approximately $1,937,000. As of the most recent amendment date of May 13, 2013, we had $415,000 outstanding on the operating line of credit and net unused availability of $1,835,000. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          Our credit facility contains certain financial and nonfinancial covenants, which, among others, requires us to maintain a certain fixed charge coverage ratio and a maximum cash flow leverage ratio, and restricts the payment of dividends. We were in violation of certain financial covenants during the period ended March 31, 2013. On May 13, 2013, we entered into a Waiver and Fifth Amendment to our Credit Agreement with U.S. Bank (the “Waiver Agreement”). See Part II, Item 5 to this quarterly report for a description of the material terms of such Waiver Agreement. The Waiver and Fifth Amendment to Credit Agreement provides for adjustments to the revolving line of credit to $2,250,000.

Certain Information Concerning Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred and the amount can be precisely or reasonably estimated.

          On December 7, 2012, we instituted a lawsuit in the District Court for Scott County, Minnesota against Eileen Manning, the proponent of a shareholder proposal at the Company’s 2012 Annual Meeting of Shareholders (the “Annual Meeting”) seeking to elect two individuals to the Company’s board of directors, and Robert D. Hansen, the Company’s former Chairman and Chief Executive Officer. The Company asserts that Ms. Manning, the owner of an entity that formerly provided marketing services to the Company, violated the proxy solicitation rules in connection with the nomination and election of directors at the Annual Meeting. Ms. Manning has asserted a counterclaim alleging that the Company has violated her rights as a shareholder by failing to count and certify the results of the election. The Company also asserts that Mr. Hansen violated his Separation Agreement and Release in connection with his actions relating to Ms. Manning’s proposal prior to and at the Annual Meeting and seeks declaratory relief and damages. Mr. Hansen has asserted a counterclaim alleging that the Company breached the Separation Agreement and Release by failing to make a payment under the agreement, as well as that the Company has violated his rights as a shareholder by failing to make the payment under the agreement. Ms. Manning has moved for summary judgment on her counterclaim, the Company opposed the motion, and it is currently under advisement. The Company has moved for summary judgment on its claim against Mr. Hansen for breach of the Separation Agreement. That motion will be heard by the Court on May 15, 2013. We have insurance for professional fees and expenses incurred in connection with the pending litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

Item 1A. Risk Factors

          As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mine Safety Disclosures

          None.

Item 5. Other Information

          On May 13, 2013, the Company entered into a Waiver and Fifth Amendment to Credit Agreement (the “Waiver Agreement”) with U.S. Bank National Association (the “Bank”), pursuant to which the Bank waived violation by the Company of its minimum EBITDA financial covenant under its Amended and Restated Credit Agreement with the Bank, dated as of November 7, 2011, as amended (the “Credit Agreement”). Among other things, the Credit Agreement, as amended prior to the Waiver Agreement, forbid the Company from permitting its EBITDA for the quarter ended March 31, 2013 to be less than negative $275,000.

          Pursuant to the Waiver Agreement, the Bank agreed to waive the specific covenant violation described above as an event of default under the Credit Agreement. In addition, the Waiver Agreement, among other things: (1) reduced the Bank’s commitment on our revolving line of credit from $2,500,000 to $2,250,000; (2) removed the minimum EBITDA covenant for the fiscal quarter ended June 30, 2013; (3) revised the Fixed Charge Coverage Ratio covenant to require a ratio of at least 1.15 to 1 for the quarter ended June 30, 2013 and successive periods in the aggregate thereafter; (4) amended the Company’s financial reporting covenants to provide for weekly delivery of 13-week cash flow forecasts; and (5) required the Company to engage a financial consultant to conduct a review of its financial statements and projections and deliver a report regarding the same to the Bank. The Company also released claims against the Bank, reasserted its representations and warranties under the Credit Agreement, and reaffirmed the Credit Agreement and related loan and security documents.

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

ELECTROMED, INC.

Date: May 15, 2013	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

3.1	Amendment No. 2 to Bylaws of Electromed (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on April 2, 2013)

10.1

Waiver and Fourth Amendment to Credit Agreement by and between the Company and U.S. Bank, National Association, dated February 13, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the SEC on February 14, 2013)

10.2	Waiver and Fifth Amendment to Credit Agreement by and between the Company and U.S. Bank, National Association, dated May 13, 2013

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.