Form 10-K
period 2013-06-30
Electromed, Inc.
filed 2013-09-25
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2012 was approximately $7,673,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 8,114,252 shares of the registrant’s common stock outstanding as of August 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2014 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2013, are incorporated by reference into Part III of this Form 10-K.

Electromed, Inc.
Index to Annual Report on Form 10-K

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

          Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report relate to the following: our business strategy, including our intended level of investment in research and development and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; our business strengths and competitive advantages; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; the expected impact of applicable regulations on our business; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; and our anticipated revenues, expenses and capital requirements. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS,” “Item 2. PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

          You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to:

•	the competitive nature of our market;

•	the risks associated with expansion into international markets;

•	changes to Medicare, Medicaid, or private insurance reimbursement policies;

•	changes to health care laws;

•	changes affecting the medical device industry;

•	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

•	our ability to protect and expand our intellectual property portfolio;

•	our ability to renew our line of credit or obtain additional credit as necessary; and

•	general economic and business conditions.

PART I

Item 1. Business.

Overview

          Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) designs, manufactures, markets and sells innovative products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function with a commitment to excellence and compassionate service. Electromed was the first leading High Frequency Chest Wall Oscillation (“HFCWO”) Company to release a washable garment and portable generator to patients. Our goal has always been to make HFCWO treatments as effective, convenient, and comfortable as possible, so our patients will adhere to their prescribed treatment schedule. Electromed was incorporated in Minnesota in 1992 and in August 2010, we completed an initial public offering and our common stock is traded on the NYSE MKT under the ticker symbol “ELMD.”

          Electromed’s Core Purpose: Making life’s important moments possible – one breath at a time. TM

          The SmartVest System generates HFCWO, also known as High Frequency Chest Compression, a technique for airway clearance therapy. HFCWO facilitates airway clearance by loosening and mobilizing respiratory secretions in a patient’s lungs. A vest is worn over the torso that repeatedly compresses and releases the chest at frequencies from 5 to 20 cycles per second. Each compression (or oscillation) produces pulsations within the lungs that shear secretions from the surfaces of the airways and propels them toward the mouth where they can be removed by normal coughing. Unlike traditional chest physical therapy, which must be performed on the patient while he or she is placed in a series of often uncomfortable positions, HFCWO can be performed with the patient sitting upright.

          Studies show that HFCWO therapy is as effective an airway clearance method for patients who have cystic fibrosis or other forms of compromised pulmonary function as traditional chest physical therapy administered by a respiratory therapist. However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe that HFCWO treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications that are associated with impaired mucus transport. Secondary complications, such as pneumonia, may be serious or life-threatening and often result in costly hospital visits. In addition, the SmartVest System is extremely comfortable, which promotes patient compliance, leading to improved airway clearance and enhanced respiratory function.

          The SmartVest System is a portable, programmable, and multi-positional airway clearance machine that generates HFCWO and has been cleared by the Food and Drug Administration (“FDA”) to promote airway clearance and improve bronchial drainage. Consequently, it may be prescribed to patients suffering from diseases such as cystic fibrosis, bronchiectasis, muscular dystrophy, post-surgical airway complications and a variety of other diseases and conditions associated with impaired lung and airway capacity. By clearing airways, patients are able to rid their lungs of retained secretions and are therefore less likely to develop lung infection.

          The SmartVest System features a programmable electro-mechanical air pulse generator and therapy garment, which together provide safe, comfortable, and effective airway clearance therapy. We believe that the lightweight, portable design allows patients greater freedom to travel and enjoy activities of daily living, resulting in enhanced quality of life. A broad range of vest and wrap sizes for children and adults allow for tailored fit and function. User-friendly controls allow children to administer their own daily therapy under minimal adult supervision.

          In order to maintain and expand our position in the market for airway clearance therapy products, we have assembled an experienced team of employees with expertise in health care, product development, manufacturing, marketing, sales, and financial management. For example, more than 20% of our employees are respiratory therapists. In addition, we engage more than 300 respiratory therapists and health professionals on a non-exclusive independent contractor basis to educate and train customers on the SmartVest System,

Our Products

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

The SmartVest System

          The SmartVest System consists of a therapy garment, a programmable electro-mechanical air pulse generator for creating and controlling force pulses, and a patented single hose which delivers the air pulses from the generator to the inflatable vest. The SmartVest System is a portable airway clearance therapy system that gives the patient direct control over the most difficult and time-consuming aspects of respiratory therapy, and provides caregivers an easier and more reproducible means of administering therapy to disabled or bedridden patients. Our system allows the patient to be relatively mobile while therapy is being given, unlike manual chest physical therapy in which the patient must remain in a fixed position.

          The SmartVest therapy garment offers the following features:

•

Design: We have pioneered vest and wrap garment designs that provide consistent and controlled pulse pressure that is distributed throughout the vest and treats the entire front and back of the chest cavity. The SmartVest garments are low profile, featuring a soft, breathable fabric. All of our products offer 360-degree coverage. Our SmartVest garment uses a patented open system with active inflate-active deflate design, which can prevent lags in pulse pressure accommodation as compared to a closed-loop system, in which electronic signal generators must continuously send changes in air fill instruction to the air pump. We believe patient comfort is improved as a result of our open system design.

•

Size and Ease of Use: The SmartVest garment is available in eight sizes to accommodate children and adults. The simple design of the overlap closure system creates a broad size adjustment range to insure a properly tailored fit. It also makes the SmartVest garments easier to clean and disinfect than some competitors’ products, which often use straps and buckles. The patented design includes a removable bladder, permitting the garment to be easily washed and dried. This feature also helps improve infection control efforts.

•

Material: An attractive washable acrylic shell with quick fit Velcro®-like closures comes in an array of colors and provides an appealing non-clinical look and feel, which we believe enhances self-esteem and patient compliance.

          The SmartVest System’s electronic air pulse generator features the following important aspects:

•

Portable Design: The air pulse generator for the SmartVest System is streamlined and fits into a roller bag for easy transport. Our product’s garment and hose are carried in a small companion bag. The unit is relatively lightweight and can be readily carried or rolled by an individual.

•

Patented Single-Hose Design: When the SmartVest System is in use, a single hose delivers the pulsation to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. In addition to facilitating patient comfort, the single-hose system provides effective treatment by simplifying delivery of the air pulse energy to the lungs. The pulse is delivered evenly from the base of the SmartVest therapy garment, extending the force pulses upward and inward in strong but smooth cycles surrounding the chest, which delivers simultaneous treatment to all lobes of the lungs.

•

Programmable Air Pulse Generator: The SmartVest System uses an air pulse generator with an internal programmable memory feature to manage air pulse frequency, air pulse pressure and time of treatment. Air pulse frequency, air pulse pressure settings and treatment time are prescribed by the patient’s physician. The air pulse frequency can be adjusted from 5 to 20 cycles per second depending on the prescribed setting. The air pulse pressure can be adjusted from 0 to 100% of a maximal pressure range in the same manner. The ranges can be preset with programmable controls, in order to assure patient safety and adherence to specific treatment prescription regimen. We believe this feature adds convenience and enhances patient compliance with treatment protocol choices.

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

Our Markets

          We market our HFCWO products to a broad patient population.

          The SmartVest System is currently prescribed to patients who suffer from cystic fibrosis (“CF”), bronchiectasis, neuromuscular disorders such as cerebral palsy, muscular dystrophies, and ALS, the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (COPD), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. The essential requirements that make a patient a candidate for airway clearance therapy are compromised respiratory function with a need to:

•	maintain and/or improve pulmonary status;

•	mobilize secretions several times per day; and

•	carry out activities of daily living.

          The patient populations for the following diseases are listed below. Not all individuals with these conditions suffer from compromised pulmonary function.

•	Cystic Fibrosis: Approximately 30,000 diagnosed in the US. 70,000 worldwide. (www.cff.org)
•	Bronchiectasis: Approximately 110,000 diagnosed in the US. Worldwide population is unknown (O’Donnell, AE. Bronchiectasis. Chest 2008).
•

COPD: Approximately 16 million people in the US are currently diagnosed with COPD. It is estimated that there may be as many as an additional 14 million or more in the US still undiagnosed or in the beginning stages. (www.copd-international.com and www.healthcommunities.com)

•	Cerebral Palsy: Approximately 764,000 children and adults diagnosed in the US. (www.cerebralpalsy.org)
•

Amyotrophic lateral sclerosis (ALS): Approximately 30,000 diagnosed in the US. Worldwide is estimated to be between 280,000 and 420,000. (www.alsa.org and Binetti, Giuliano. Amyotrophic Lateral Sclerosis (ALS). Neuro-Degenerative Diseases. Alzheimer Europe, 14 June 2012.)

•

Duchenne and Becker Muscular Dystrophy (DMD and BMD): 500-600 male newborns are diagnosed with muscular dystrophy each year in the US, Duchenne and Becker types. Worldwide is 1 in 3,500 – 6,000 male births with DMD. Worldwide is 1 in 18,500 male births with BMD. (Prevalence and Incidence of Muscular Dystrophy. RightDiagnosis.com. Healthgrades, n.d. Web. 20 June 2013 and CDC.org)

          The SmartVest System is designed to meet the individual patient’s needs by providing HFCWO therapy that is effective, efficient, easy to administer, and can be performed independently. Electromed’s established marketing and product support services provide education, training, and follow-up with the patient population to insure the product is integrated into their daily treatment regimen. We believe advantages of the SmartVest System to the independent patient include:

•	improved quality of life;

•	independence from a dedicated caregiver;

•	consistent treatments at home;

•	improved comfort during therapy;

•	portability; and

•	eligibility for reimbursement by private insurance, by federal or state government programs or combinations of the foregoing.

Marketing, Sales and Distribution

          We derive the majority of our revenue from domestic home care sales. During our 2013 fiscal year, we experienced a decrease in home care revenue primarily due to downward pressure on reimbursement as well as the length of time for reimbursement. One of our largest domestic third party payers decentralized its contracting process requiring additional time to contract with individual affiliates. Additionally, turnover in the sales force increased our percentage of Clinical Area Managers (“CAMs”) with lower tenure which can negatively affect sales volumes in specific regions. Throughout the year, we worked to enhance our domestic sales team and improve our reimbursement processes. We expect to achieve future sales and earnings growth through aggressive sales and marketing, bringing more value to our customers, and reviewing opportunities to expand our product line.

          We generate sales leads through multiple channels which include participation in medical conferences, direct mailings to pulmonology clinics and medical centers, participating with patient organizations such as Cystic Fibrosis Foundation, maintaining industry contacts in order to increase the visibility of our products and acceptance by physicians and health care professionals, as well as patients through word of mouth and traffic to our website. In addition, we place advertisements in leading medical magazines and journals in the U.S. and Europe.

          During the past year the marketing function moved from using an external contractor to being internally managed. We refocused our marketing strategy on launching a rebranding effort which included a new SmartVest logo, updated marketing collateral with greater emphasis on our product’s features and benefits and a new website.

          Domestic Marketing

          In the United States, Electromed sells its products through a network of direct sales representatives. Each representative, or CAM, is responsible for introducing our products, principally the SmartVest System, to clinics and hospitals within a specific geographical area, and providing continued support to customers. As of June 30, 2013, we had 26 total sales representatives, including three regional sales managers and 23 CAMs. Collectively, our sales force covers the entire United States, which we have divided into West, Midwest, and East regions. Each CAM is assigned to a territory within one of the three regions. We have also developed a network of more than 300 respiratory therapists and health care professionals to assist with training patients across the U.S. on a non-exclusive independent contractor basis. We believe that the professional knowledge of the CAMs and trainers demonstrates our commitment to customer satisfaction and facilitates sales.

          Because sale of the SmartVest System is by physician’s prescription only, we market to health care professionals, such as doctors, nurses, respiratory therapists, case managers, and clinic coordinators. However, with respect to both our in-home and institutional products, the health care professionals’ decisions may be based on preferences expressed by patients. Therefore, we believe that it is also important to market our products to patients and caregivers. In addition, because the availability of reimbursement is an important consideration for health care professionals and patients, we must also demonstrate the effectiveness of our product to public and private insurance providers. The availability of reimbursement exists primarily due to an established Healthcare Common Procedure Coding System code (“HCPC code”) for HFCWO. A HCPC code is assigned to services and products by the Centers for Medicare and Medicaid Services. Because our product has a HCPC code assigned, a claim can be billed for reimbursement using that code.

          We also market and sell to hospitals for inpatient care using our direct sales representatives. We market to health care professionals, such as doctors, nurses, respiratory therapists, and case managers. Sales occur through capital equipment purchases and installment agreements for the device and institutions purchase Single-Patient Use garments as needed. Additionally, usage agreements are available whereby hospitals contract for a pre-determined quantity of Single-Patient Use garments over a five or three year period.

          Ridding a hospital patient’s lungs of retained secretions is critical to rapid and long-term recovery. That’s especially true when the patient is in a post-surgical or intensive care unit, or was admitted for respiratory infection brought on by compromised airway clearance. Today, hospitalists and directors of respiratory care increasingly value HFCWO as their therapy of choice for treating compromised airway clearance in acute care settings. When patients with chronically impaired airway clearance are safe for discharge, there’s an easy transition to the SmartVest System for home care treatment.

          International Marketing

          In fiscal 2013, our international sales comprised approximately 5.2% of net revenue. Internationally, Electromed sells through independent distributors specializing in respiratory products. Through June 30, 2013, each distributor operated in an exclusive territory. Our principal distributors are located in the Arab States of the Persian Gulf, Europe, and Japan. Units are sold at a fixed contract price with payments being made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. We continue to identify distributors in targeted markets in South/Central America and European markets for the SmartVest System. In January 2013, we hired a new international sales manager, which has facilitated exploring additional international opportunities.

Competition

          HFCWO was first developed for CF patients at the University of Minnesota. The purpose of HFCWO is to provide more effective mucus clearance in a form that could be performed independently of a caregiver. The original technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc.) which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of this technology. All of ARI’s products use a two-hose, closed-loop system, in contrast to the single-hose, active inflate-active deflate system that the SmartVest System uses, which we believe provides greater ease of use and patient comfort. In 2005, Respiratory Technologies, Inc., a privately held company doing business as RespirTech, received FDA clearance to market their inCourage® system (the “inCourage System”), which includes a HFCWO vest. Like the SmartVest System, ARI’s The Vest® and RespirTech’s inCourage System are cleared for market by the FDA. Most recently, an HFCWO system known as the Respin 11 (the “Respin 11”) by RespInnovation SAS was cleared to market by the FDA in 2013. From a clinical performance perspective and most importantly an FDA perspective, all HFCWO products have demonstrated a common standard of “substantial equivalence.” As a result, product features and benefits, size, weight of the generator, reputation for patient services, and sales effectiveness of field personnel have become key attributes.

          Alternative products for administering pulmonary therapy include:

•	Positive Expiratory Pressure (PEP) mask (e.g., Pari PEP™ S);

•	Oscillatory PEP (e.g. The Flutter®, The Acapella®, The Quake®);

•	Intrapulmonary Percussive Ventilation Device (e.g., HC Impulsator®, The MetaNeb®, CoughAssistTM);

•	Traditional Chest Physical Therapy (CPT); and

•	Breathing Techniques (Incentive Spirometry Device).

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

Research and Development

          As of June 30, 2013, our research and development staff consisted of two full-time engineers and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products which receive the appropriate product approvals and regulatory clearances, with our products having been approved or cleared in many countries including the U.S., Canada, Japan, Taiwan, UAE, Mexico and the member countries of the European Union.

          During the fiscal years ended June 30, 2013 and 2012, we incurred research and development expenses of approximately $603,000 and $921,000, respectively. As a result of our expected investments in enhancing the SmartVest System, we intend to spend up to 5% of net revenue on research and development activities for the foreseeable future.

Intellectual Property

          As of June 30, 2013, we held 23 issued U.S. patents and 27 foreign patents covering the SmartVest System and its underlying technology, and had 21 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. Our first U.S. patent expires in 2013 and our first Canadian patent in 2016.

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

Manufacturing

          Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 10,000 square feet and we are certified on an annual basis to be compliant with ISO 13485 and ISO 9001 quality system standards. Our site has been regularly audited by the FDA, in accordance with FDA practices, and we maintain our operations in a manner consistent with FDA requirements for a medical device manufacturer. All employees are responsible for maintaining specific manufacturing and quality standards, which are monitored by our quality assurance department. Our manufacturing processes emphasize simplicity, cost-effectiveness, and a capacity to realize increases in production volume with escalation in demand.

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

Product Warranties

          We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States we provide a lifetime warranty to the individual patient for whom the system is prescribed. For home care SmartVest Systems initially purchased prior to June 30, 2013 and currently located in Canada we provide a lifetime warranty to the individual patient for whom the system is prescribed. For home care SmartVest Systems purchased after June 30, 2013, in Canada we will provide a three-year warranty. For products sold to patients in Greece, we provide a five-year warranty if purchased prior to June 30, 2013, and a three-year warranty if purchased after June 30, 2013. For sales to institutions within the United States, and for all other sales to individuals and institutions made outside of the United States, we provide a three-year warranty.

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

          Payments for overseas sales are made directly by the distributors, and we are not involved in the reimbursement process. International sales were approximately 5.2% and 2.8% of our net revenue during fiscal years 2013 and 2012, respectively.

Governmental Regulation

Medicare and Medicaid

          Recent government and private sector initiatives in the U.S. and foreign countries are aimed to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, and are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. In addition, many private insurance programs look to Medicare as a guideline in setting their coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among customers.

Product Regulations

          Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign regulatory agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Since inception, management has retained the necessary clinical, medical and legal expertise to support required clearances and approvals to market our products. Our regulatory and quality assurance departments provide detailed oversight of their areas of responsibility.

          We have received clearance from the FDA to market our products, including the SmartVest System, as a “powered percussor.”

          We obtained ISO 9001 and ISO 13485 Certification in January 2005, which demonstrates our commitment to quality as well as ensures the processes are in place to produce safe and effective medical devices.In addition, we obtained clearance to use the European Union CE Mark on our products in April 2005. CE Marking on a product is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation. The CE Mark is required for medical device sales in countries within the European Union. Renewal of the CE Mark is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE Mark in good standing since originally receiving it and most recently renewed it in January 2010. We also require all of our distributors to comply with their home country regulations

          FDA Requirements

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

          Continuing Product Regulation

          In addition to its approval processes for new products, the FDA may require testing and post market surveillance programs to monitor the effects of previously approved products that have been commercialized, and may prevent or limit further marketing of products based on the results of these post-marketing programs. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (“QSR”) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

          We are required to register with the FDA as a device manufacturer and, as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including maintenance of a Design History File for each device, quality system control and written operational procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. We are also required to maintain certain certifications in order to sell products internationally, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

          Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others can also initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared claim of use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

          European Union and Other Regions

          The European Union has adopted rules that require that medical products receive the right to affix the CE mark, which stands for Conformité Européenne. The CE mark demonstrates adherence to quality standards and compliance with relevant European medical device directives. Products that bear the CE mark can be imported to, sold or distributed within the European Union.

The 2010 Healthcare Reform Legislation, medical device excise tax and Federal Physician Payments Sunshine Act

          U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted into law in March 2010. Commencing January 1, 2013, the PPACA imposes a 2.3% excise tax on certain domestic sales of medical devices by manufactures. To the extent the third party payers and institutions will not absorb increased costs represented by the tax because of reimbursement or contract limitations, we likely will not be able to offset the tax with increased revenue. Although several bills have been proposed in U.S. Congress to eliminate the tax, including a bill passed by the U.S. Senate, most of these bills are tied to corresponding increases in taxes from other sources, and therefore face substantial opposition.

          It remains impossible to predict the extent of the regulation and the full impact of the PPACA as it also includes provisions aimed at improving the quality and decreasing the costs of healthcare, many of which are not effective for several years and program details have not yet been fully established.

          Federal Physician Payments Sunshine Act

          The Federal Physician Payment Sunshine Act—Section 6002 of the PPACA was recently adopted on February 1, 2013. The purpose of Sunshine Act is to create transparency of the financial relationship between medical device companies and doctors. The Sunshine Act requires all manufacturers of drugs and medical devices to annually report to the Centers for Medicare and Medicaid Services (CMS) any payments or any other “transfers of value” made to physicians and teaching hospitals including but not limited to: consulting fees, grants, clinical research support, royalties, honoraria, and meals. This information will then be posted on a public website so that consumers can see exactly how much is being paid to their physician by pharmaceutical and medical device companies. This section of the PPACA requires ongoing data/financial collection, management and reporting which add additional costs for us as a medical device company in order to comply with the Physician Payment Sunshine Act mandate.

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

HIPAA/HITECH and Other Privacy Regulations

          Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy and security standards for electronic health information under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”).

          The HIPAA/HITECH privacy and security standards govern the use and disclosure of protected health information by “covered entities”, which include healthcare providers, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. Our compliance with certain provisions of these standards entails significant costs for us. Failure to comply with HIPAA/HITECH or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA/HITECH, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA/HITECH. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

          The HIPAA/HITECH health care fraud and false statement statutes also prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services.

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

Employees

          As of June 30, 2013, we employed 91 total employees, 87 of which were full-time. Of our 91 employees, over 20% are respiratory therapists licensed by appropriate state professional organizations, including all of the employees in our Patient Services Department. In addition, we retain as independent contractors several expert consultants, who assist with reimbursement, product development, and other subjects as needed. We also retain more than 300 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the United States. Approximately 85% of these independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists. The remainder of these health care professionals are licensed in fields such as respiratory care, nursing or physical therapy. We believe that providing our customers with the opportunity to obtain support and training from health care professionals underscores our commitment to professional service and high quality.

          None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

          Set forth below are the names, titles, periods of service, and business experience of our executive officers.

Name	Age	Title

Kathleen S. Skarvan	57	Chief Executive Officer

Jeremy Brock, CPA	34	Chief Financial Officer

Kathleen S. Skarvan—Chief Executive Officer

          Ms. Skarvan joined Electromed in December 2012 as Chief Executive Officer. Ms. Skarvan served as Vice President of Operations at OEM Fabricators from November 2011 until October 2012. Prior to her position with OEM Fabricators, Ms. Skarvan served in various roles at Hutchinson Technology Incorporated, most recently as the President of the Disk Drive Components Division from April 2007 until March 2011. As President of the Disk Drive Components Division, Ms. Skarvan managed a public company division with annual revenues in excess of $300 million. Ms. Skarvan also served as a Senior Vice President of Hutchinson Technology Incorporated from December 2010 to March 2011, and as Vice President of Sales & Marketing of the Disk Drive Components Division from October 2003 until April 2007.

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

Item 2. Properties.

          We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 total square feet, which are located on an approximately 2.3 acre parcel at 500 Sixth Avenue NW, New Prague, Minnesota 56071 and 502 Sixth Avenue NW, New Prague, Minnesota 56071. We also lease approximately 20,000 square feet of warehouse and office space in a building adjacent to the manufacturing facilities. We consider the current facilities to be satisfactory for our growth plans. In addition, we believe there is sufficient space within the lot in New Prague for additions to the most recently constructed building, if necessary.

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

          On December 7, 2012, we instituted a lawsuit in the District Court for Scott County, Minnesota against Eileen Manning, the proponent of a shareholder proposal at the Company’s 2013 Annual Meeting of Shareholders (the “Annual Meeting”) seeking to elect two individuals to the Company’s board of directors, and Robert D. Hansen, the Company’s former Chairman and Chief Executive Officer. The Company asserted that Ms. Manning, the owner of an entity that formerly provided marketing services to the Company, violated the proxy solicitation rules in connection with the nomination and election of directors at the Annual Meeting. Ms. Manning asserted a counterclaim alleging that the Company has violated her rights as a shareholder by failing to count and certify the results of the election. The Company also asserted that Mr. Hansen violated his Separation Agreement and Release in connection with his actions relating to Ms. Manning’s proposal prior to and at the Annual Meeting and sought declaratory relief and damages. Mr. Hansen asserted a counterclaim alleging that the Company breached the Separation Agreement and Release by failing to make a payment of $209,000 to him under the agreement, as well as that the Company has violated his rights as a shareholder by failing to make the payment under the agreement. On September 6, 2013, we settled the litigation with Mr. Hansen and entered into an agreement with him that requires a payment by us of $150,000 in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the Company for a period of three years from September 6, 2013, restrictions on his ability to vote his shares of Electromed for 18 months from September 6, 2013, and certain other agreements. On September 23, 2013, the Company settled the litigation with Ms. Manning and entered into an agreement with her whereby Ms. Manning agreed to dismiss her claims with prejudice, to refrain from taking certain actions relating to the control of the Company for a period of three years from September 23, 2013, and to withdraw her nomination of two individuals for election to the Company’s board of directors, in addition to certain other agreements.

          We have insurance for professional fees and expenses incurred in connection with the litigation described in the immediately preceding paragraph and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          Our common stock began trading on the NASDAQ Capital Market on August 13, 2010 under the symbol “ELMD” in connection with our initial public offering. Effective October 3, 2011, our common stock began trading on the NYSE Amex (now NYSE MKT). The following table sets forth the high and low sales prices of our common stock by quarter during the 2013 and 2012 fiscal years.

	2013 Fiscal Year
Quarter Ended	High	Low
September 30	$2.31	$1.43
December 31	$2.03	$1.21
March 31	$1.86	$1.23
June 30	$1.46	$1.11

	2012 Fiscal Year
Quarter Ended	High	Low
September 30	$3.60	$2.69
December 31	$4.49	$3.00
March 31	$3.75	$2.64
June 30	$2.98	$1.93

Holders

          As of August 31, 2013, there were 143 registered holders of our common stock.

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

          We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function. Our products are sold for both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” For approximately twelve years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, and ALS, the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (COPD), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

          We have been generating revenue from the sale of the SmartVest System or its predecessor products since 2000 and have generated net income from fiscal years ended June 30, 2006 to June 30, 2012. For the fiscal year ended June 30, 2013, we generated revenue of approximately $15,104,000 and a net loss of approximately $1,329,000. Our sales declined 22.6% for the 2013 fiscal year compared to the 2012 fiscal year and increased 2.7% for the 2012 fiscal year compared to the 2011 fiscal year. Management believes the decrease in revenue for the 2013 fiscal year was caused primarily by downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. The decentralization has required additional time to complete the necessary reimbursement contracts with individual affiliates to maintain our national coverage with that payer. Certain contracts with these affiliates have been resolved during the year, although the final completion of this process will extend into fiscal year 2014. Additionally, turnover in the sales force increased our percentage of CAMs with lower tenure which negatively affects sales volumes in specific regions. Throughout the year, we worked to enhance our domestic sales team and improve our reimbursement processes and we will continue this work during fiscal 2014.

          Management is focused on controlling costs more aggressively in the short term while implementing key strategies for growth, which includes a fully staffed and a realigned domestic sales force, updated branding including a new logo, website, and marketing material, and an HFCWO product and service innovation roadmap. Specifically, by customer group, our initiatives include:

•	Homecare: increase lead generation with a greater tenured domestic sales force and adjustments to our selling process;
•	Institutional: introduce additional pricing options while exploring distributor partnerships; and
•

International: leverage experienced international sales manager to develop more distributors throughout Europe, Latin and South America and East Asia, while limiting exclusive distributors within a country.

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

Revenue Recognition and Allowance for Doubtful Accounts

          Revenues are primarily recognized upon shipment when evidence of a sales arrangement exists, delivery has occurred and the selling price is determinable with collectability reasonably assured. Revenues from direct patient sales are recorded at the amount to be received from patients under their arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid. In addition, we record an estimate for selling price adjustments that often arise from changes in a patient’s insurance coverage, changes in a patient’s state of domicile, insurance company coverage limitations or patient death. We periodically review originally billed amounts and our collection history and make changes to the estimation process by considering any changes in recent collection or sales allowance experience, but have not made material adjustments to previously recorded revenues and receivables.

          Other than the installment sales as discussed below, we expect to receive payment on the vast majority of accounts receivable within one year and therefore classify all receivables as current assets. However, in some instances, payment for direct patient sales can be delayed or interrupted resulting in a portion of collections occurring later than one year. In the event receivables are expected to be paid over longer intervals than one year, we recognize revenue under the installment method.

          Certain third-party reimbursement agencies pay us on a monthly installment basis, which can span from 18 to 60 months in the cases of Wisconsin, California, and New York Medicaid, which constitute the majority of our installment method sales. Due to the length of time over which reimbursement is received, we believe that the inherent uncertainty of collection due to external factors noted above precludes us from making a reasonable estimate of revenue at the time the product is shipped. In certain circumstances, the patient must periodically attest that the unit continues to be utilized as a prerequisite to continued reimbursement coverage. Therefore, we believe the installment method is appropriate for these sales. If the third party reimbursement agency discontinues payment and we determine no further payments will be made from the patient, the carrying value of the account receivable is written off as a period adjustment against the previously recognized sales. Under the installment method, we do not record accounts receivable or revenue at the time of product shipment. We defer the revenue associated with the sale and, as each installment is received, that amount is recognized as revenue. Deferred costs associated with the sale are amortized to cost of revenue ratably over the estimated period in which collections are scheduled to occur.

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

Warranty Reserve

          For sales through June, 30, 2013, we provide a lifetime warranty on products sold to patients in the United States and Canada, a three-year warranty for institutional sales within the United States and Canada, a five-year warranty on products sold to patients in Greece, and a three-year warranty on all other sales to individuals and institutions outside of the United States, Canada and Greece. For sales after June 30, 2013 we will provide a lifetime warranty on products sold to patients in the United States and a three year warranty on all other sales. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability, and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrant.

Share-Based Compensation

          Share-based payment awards consist of options issued to employees for services. Expense is estimated using the Black-Scholes pricing model at the date of grant and the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award. In determining the fair value of our share-based payment awards, we make various assumptions when using the Black-Scholes pricing model, including expected risk free interest rate, stock price volatility, life and forfeitures. Please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

          Revenues

          Revenue results for the 12 month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,		Increase (Decrease)
	2013	2012
Total Revenue	$15,104	$19,524	$(4,420)	(22.6%)

Home Care Revenue	$12,892	$17,959	$(5,067)	(28.2%)

International Revenue	$782	$547	$235	43.0%

Government/Institutional Revenue	$1,430	$1,018	$412	40.5%

          Home Care Revenue. Our home care revenue decreased by 28.2%, or approximately $5,067,000, in fiscal 2013 compared to fiscal 2012. The decrease in revenue was primarily the result of downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. The decentralization has required additional time to complete the necessary reimbursement contracts with individual affiliates to maintain our national coverage with that payer. Certain contracts have been resolved during the year, although the final completion of this process will extend into fiscal year 2014. Additionally, turnover in the sales force increased our percentage of CAMs with lower tenure which negatively affected sales volumes in specific regions.

          International Revenue. International revenue increased by 43.0% in fiscal 2013, or $235,000. Revenue from sales in Asia, Central/South America and Europe in fiscal 2013 increased by approximately $142,000, $54,000 and $47,000, respectively, over fiscal 2012, while sales in the Middle East remained flat compared to fiscal 2012. In January 2013, we hired a new international sales manager, which has facilitated exploring additional international opportunities.

          Government/Institutional Revenue. Revenue from sales to government and private institutions increased by approximately $412,000 in fiscal 2013 compared to fiscal 2012. Revenue from sales to the U.S. Department of Veterans Affairs (“VA”) and other government institutions increased by approximately $70,000, or 32.0%, from approximately $219,000 in fiscal 2012 to approximately $289,000 in fiscal 2013. Revenue from sales to private institutions increased by approximately $342,000 or 42.8%, from approximately $799,000 in fiscal 2012 to approximately $1,141,000 in fiscal 2013. The increase in government/institutional revenues are due to a renewed focus by the sales force and adding new pricing options in response to market conditions.

          Gross Profit

          Gross profit decreased to $10,449,000, or 69.2% of net revenues, for the fiscal year ended June 30, 2013, from approximately $14,145,000, or 72.4% of net revenues, for the fiscal year ended June 30, 2012. The decrease in gross profit percentage was primarily the result of reduced leverage of manufacturing costs on lower revenue levels only partially offset by cost efficiencies implemented. We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to more historical levels above 70%. The decrease in gross profit percentage was also the result of lower than average reimbursement from the mix of referrals during the fiscal year ended June 30, 2013. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether the patient meets prerequisite medical criteria for reimbursement, affect average reimbursement received on a short-term basis. These factors tend to fluctuate margins on a short-term basis.

Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal year ended June 30, 2013 were approximately $11,673,000, compared to approximately $12,618,000 for the prior year, a decrease of approximately $945,000 or 7.5%. SG&A payroll and compensation related expenses decreased by approximately $303,000 or 4.9% to approximately $5,865,000. The decrease in fiscal 2013 was primarily due to severance and certain other non-recurring expenses in fiscal 2012 of approximately $482,000 related to the retirement of two former officers as well as the elimination of certain positions. These decreases were off-set by increases in sales compensation to better attract and retain CAMs and additions to reimbursement staff. Travel, meals and entertainment and trade show expenses decreased by approximately $387,000 to approximately $1,325,000, compared to approximately $1,712,000 in fiscal 2012. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed, eliminating costs related to tradeshows that did not fit our growth strategies and reducing travel expenses among the sales force through improved travel planning.

          Legal and professional fees increased by approximately $306,000 to approximately $1,296,000, compared to approximately $990,000 in fiscal 2012. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one time consulting expenses, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to a shareholder’s proposal at our annual meeting and the resulting litigation, as well as consulting fees related to reviewing our current information technology infrastructure for future upgrades. We have insurance for professional fees and expenses incurred in connection with the litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

          Advertising and marketing expenses, including tradeshows and event sponsorships decreased by approximately $565,000 to approximately $589,000 in fiscal 2013, compared to approximately $1,154,000 in fiscal 2012. The decrease was related to bringing marketing leadership in-house, thus reducing our external marketing fees, as well as targeting more cost-effective advertising.

          In addition, selling, general and administrative expenses increased approximately $50,000 as a result of the medical device excise tax that was effective January 1, 2013.

          Research and development expenses. Research and development (“R&D”) expenses were approximately $603,000 and $921,000, or 4.0% and 4.7% of net revenues, for the fiscal years ended June 30, 2013 and 2012, respectively, a decrease of approximately $318,000. The decrease in R&D expenses was caused by a reduction in external R&D labor. As a percentage of sales, management expects to spend up to 5.0% of net revenues on R&D expenses for the foreseeable future.

          Interest expense

          Interest expense decreased to approximately $117,000 in fiscal 2013, compared to $169,000 in fiscal 2012, a decrease of approximately $52,000. The decrease was primarily due to a decrease in average outstanding debt.

          Income tax expense / benefit

          Income tax benefit was $615,000 in fiscal 2013, compared to income tax expense of $251,000 in fiscal 2012. The effective income tax rate in fiscal 2013 was approximately 31.6% compared to approximately 57.4% in fiscal 2012. The decrease in effective tax rate is related primarily to the larger impact of permanent differences including the domestic production deduction and certain meals and entertainment expenses that are only 50% deductible for tax purposes on the tax rate for fiscal 2012.

          Net income/loss

          Net loss for the twelve months ended June 30, 2013 was approximately $1,329,000, compared to net income of approximately $187,000 in fiscal 2012. The net loss was primarily the result of a decrease in domestic home care revenue which was caused by downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. The decentralization has required additional time to complete the necessary reimbursement contracts with individual affiliates to maintain our national coverage with that payer. Certain contracts have been resolved during the year, although the final completion of this process will extend into fiscal year 2014. Additionally, turnover in the sales force increased our percentage of CAMs with lower tenure which can negatively affect sales volumes in specific regions. The net loss was also impacted by reduced leverage of manufacturing costs on lower revenue levels which decreased our gross margin percentage, and the increase in legal expenses primarily due to a shareholder’s proposal at our Fiscal 2013 Annual Meeting and the resulting litigation.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the fiscal year ended June 30, 2013, our net cash provided by operating activities was approximately $1,877,000. Our net loss of approximately $1,329,000 was adjusted for non-cash expenses of approximately $747,000. Net loss was principally offset by approximately $1,837,000 and $1,013,000 decreases in accounts receivable and inventories, respectively. Net loss was also adjusted by an increase in prepaid expenses and other assets of approximately $313,000 and a decrease in current liabilities of approximately $78,000.

          For the fiscal year ended June 30, 2012, our net cash used in operating activities was approximately $1,172,000. Our net income of approximately $187,000 was adjusted for non-cash expenses of approximately $908,000. Net income was principally offset by approximately $1,258,000, $536,000 and $414,000 increases in accounts receivable, inventories, prepaid expenses and other assets, respectively. Net income was also offset by a decrease in current liabilities of approximately $59,000.

          Cash Flows from Investing Activities

          For the fiscal year ended June 30, 2013, cash used in investing activities was approximately $1,053,000. Cash used in investing activities primarily consisted of approximately $1,017,000 in net expenditures for property and equipment and $37,000 in payments for patent and trademark costs.

          For the fiscal year ended June 30, 2012, cash used in investing activities was approximately $849,000. Cash used in investing activities primarily consisted of approximately $787,000 in net expenditures for property and equipment and $62,000 in payments for patent and trademark costs.

          Cash Flows from Financing Activities

          For the fiscal year ended June 30, 2013, cash used in financing activities was approximately $2,022,000, consisting of $1,768,000 in payments on the line of credit and $254,000 in principal payments on long-term debt.

          For the fiscal year ended June 30, 2012, cash used in financing activities was approximately $369,000, consisting of approximately $29,000 in net proceeds from the exercise of options, and $23,000 in proceeds from subscription notes receivable. This was offset by principal payments on long-term debt of approximately $409,000.

Adequacy of Capital Resources

          Our primary working capital requirements relate to adding employees in our sales force and supporting functions; continuing research and development efforts; and for general corporate purposes, including to finance equipment purchases and other capital expenditures in the ordinary course of business and to satisfy working capital needs.

          Based on our current operational performance, we believe our working capital of approximately $10 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 31, 2013. Based on our ability to service our debt we believe that we will be able to renew our line of credit prior to December 31, 2013 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. The Company’s credit facility contains certain financial and nonfinancial covenants and restricts the payment of dividends. The Company was in violation of certain of these covenants during the fiscal year ended June 30, 2013, and bank has waived the events of default. On July 8, 2013, the company entered into the Sixth Amendment to the Credit Agreement which removed all covenants as of June 30, 2013, and provides for adjustments to future financial and non-financial covenants. The covenants restrict the ability to pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintaining minimum liquidity, a minimum EBITDA and maintenance of certain fixed charge and balance sheet leverage ratios.

          Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility, or the inability to renew the line of credit. If the maturity of the indebtedness is accelerated or the line of credit is not renewed, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all of our tangible and intangible assets of the Company. If we are unable to repay such indebtedness, the bank could foreclose on these assets. We have an amended and restated credit facility with U.S. Bank, National Association (U.S. Bank), which was most recently amended on July 8, 2013, that provides for a revolving line of credit of $2,250,000, and $2,520,000 in term debt. A $1,520,000 Term Loan bears interest at 5.79% (Term Loan A). The remaining $1,000,000 term loan bore interest at 4.28% (Term Loan B) and was paid in full during October 2012. Interest on the operating line of credit accrues at LIBOR plus 3.50% (3.75% at June 30, 2013) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. As of June 30, 2013, we had no outstanding borrowings on the operating line of credit and approximately $1,365,000 outstanding on Term Loan A for a total amount outstanding under the U.S. Bank credit facility of approximately $1,365,000. As of June 30, 2013, we had net unused availability of $2,250,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          We spent approximately $1,017,000 and $792,000 on property and equipment during the 2013 and 2012 fiscal years, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

          In May 2012, we entered into a separation agreement and release with our former Chairman and Chief Executive Officer which called for a payment equal to one year’s base salary of $209,000 payable on December 1, 2012. In July 2012, he also received earned and unpaid bonus for the period through May 11, 2012 of approximately $96,000. The Company will make payments of all COBRA health insurance premiums for a period of 18 months following the effective date of retirement, estimated at $16,500. In connection with the litigation relating to our 2013 Annual Meeting of Shareholders, which included a claim relating to alleged breaches of the separation agreement, we withheld payment of the $209,000 pending resolution of the litigation. On September 6, 2013, we settled the litigation with our former Chief Executive Officer and entered into an agreement with him that requires a payment by us of $150,000 in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the company for a period of three years from September 6, 2013, restrictions on his ability to vote his shares of Electromed for 18 months from September 6, 2013 and certain other agreements.

          In connection with the Employment Agreement we entered into with our Chief Financial Officer, Mr. Jeremy Brock, on October 18, 2011, as amended and restated effective November 15, 2012, we may be required to make cash payments to this officer if he resigns following a change in control or is terminated at any time without cause. With respect to a resignation upon a change in control or a termination without cause, the amount of the severance payment would be an amount equal to one year of his then-current base salary. The first term of the amended and restated agreement will end on the last day of fiscal year 2014. The agreement will automatically renew for successive one year periods unless earlier terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

          In connection with the Employment Agreement we entered into with our Chief Executive Officer, Ms. Kathleen Skarvan, on December 1, 2012 as amended effective July 1, 2013, we may be required to make cash payments to this officer if she resigns following a change in control, is terminated at any time without cause or resigns for good reason (as defined in the agreement). With respect to a resignation upon a change in control, a termination without cause or a resignation for good reason, the amount of the severance payment would be an amount equal to one year of her then-current base salary. The current term of the agreement ends on the last day of fiscal year 2014. The agreement will continue to automatically renew for successive one year periods unless earlier terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Electromed, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Electromed, Inc. and Subsidiary as of June 30, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electromed, Inc. and Subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
September 25, 2013

Electromed, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2013 and 2012

	June 30,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$503,564	$1,702,435
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,014,043	10,850,859
Inventories	1,379,594	2,392,416
Prepaid expenses and other current assets	428,843	359,583
Income tax receivable	538,285	340,744
Deferred income taxes	557,000	656,000
Total current assets	12,421,329	16,302,037
Property and equipment, net	3,743,675	3,170,014
Finite-life intangible assets, net	1,080,734	1,174,033
Other assets	310,089	274,940
Total assets	$17,555,827	$20,921,024

Liabilities and Equity
Current Liabilities
Revolving line of credit	$—	$1,768,128
Current maturities of long-term debt	57,540	254,020
Accounts payable	643,681	749,985
Accrued compensation	565,023	636,995
Warranty reserve	680,000	610,000
Other accrued liabilities	247,267	151,558
Total current liabilities	2,193,511	4,170,686

Long-term debt, less current maturities	1,332,455	1,390,003
Deferred income taxes	103,000	280,000
Total liabilities	3,628,966	5,840,689

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,114,252 issued and outstanding	81,143	81,143
Additional paid-in capital	13,134,938	12,959,136
Retained earnings	710,780	2,040,056
Total equity	13,926,861	15,080,335
Total liabilities and equity	$17,555,827	$20,921,024

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended June 30, 2013 and 2012

	Years Ended June 30,
	2013	2012

Net revenues	$15,104,422	$19,524,489
Cost of revenues	4,655,372	5,379,410
Gross profit	10,449,050	14,145,079

Operating expenses
Selling, general and administrative	11,673,068	12,617,973
Research and development	603,375	920,769
Total operating expenses	12,276,443	13,538,742
Operating income (loss)	(1,827,393)	606,337

Interest expense, net of interest income of $16,722 and $8,402 respectively	116,883	168,731
Net income (loss) before income taxes	(1,944,276)	437,606

Income tax benefit (expense)	615,000	(251,000)
Net income (loss)	$(1,329,276)	$186,606

Earnings (loss) per share:
Basic and Diluted	$(0.16)	$0.02

Weighted-average common shares outstanding:
Basic	8,114,252	8,107,723
Diluted	8,114,252	8,113,175

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Equity
Years Ended June 30, 2013 and 2012

			Additional		Common Stock
	Common Stock		Paid-in	Retained	Subscriptions	Total
	Shares	Amount	Capital	Earnings	Receivable	Equity
Balance at June 30, 2011	8,100,485	$81,005	$12,794,368	$1,853,450	$(22,500)	$14,706,323

Net income	—	—	—	186,606	—	186,606
Issuance of common stock upon exercise of options/warrants	13,767	138	29,163	—	—	29,301
Proceeds from subscription notes receivable	—	—	—	—	22,500	22,500
Share-based compensation expense	—	—	135,605	—	—	135,605

Balance at June 30, 2012	8,114,252	81,143	12,959,136	2,040,056	—	15,080,335

Net loss	—	—	—	(1,329,276)	—	(1,329,276)
Share-based compensation expense	—	—	175,802	—	—	175,802
Balance at June 30, 2013	8,114,252	$81,143	$13,134,938	$710,780	$—	$13,926,861

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2013 and 2012

	Years Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$(1,329,276)	$186,606
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	459,817	408,630
Amortization of finite-life intangible assets	130,047	123,996
Amortization of debt issuance costs	11,006	12,824
Share-based compensation expense	175,802	135,605
Deferred income taxes	(78,000)	179,000
Loss on disposal of property and equipment	48,428	47,906
Changes in operating assets and liabilities:
Accounts receivable	1,836,816	(1,257,754)
Inventories	1,012,822	(536,459)
Prepaid expenses and other assets	(312,956)	(413,557)
Accounts payable and accrued liabilities	(77,849)	(58,574)
Net cash provided by (used in) operating activities	1,876,657	(1,171,777)

Cash Flows From Investing Activities
Expenditures for property and equipment	(1,016,624)	(791,550)
Expenditures for finite-life intangible assets	(36,748)	(62,201)
Proceeds on sale of fixed assets	—	5,000
Net cash used in investing activities	(1,053,372)	(848,751)

Cash Flows From Financing Activities
Net payments on revolving line of credit	(1,768,128)	—
Principal payments on long-term debt including capital lease obligations	(254,028)	(409,264)
Payments of deferred financing fees	—	(11,313)
Proceeds from option/warrants exercises	—	29,301
Proceeds from subscription notes receivable	—	22,500
Net cash used in financing activities	(2,022,156)	(368,776)
Net decrease in cash and cash equivalents	(1,198,871)	(2,389,304)
Cash and cash equivalents
Beginning of period	1,702,435	4,091,739
End of period	$503,564	$1,702,435

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2012 and 2011

	Years Ended June 30
	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$116,195	$164,309
Cash paid for income taxes	10,356	468,879

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment included in accounts payable	$65,282	$—
Property and equipment financed through capital leases	$—	$32,918

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. The Company had international sales of approximately $782,000 and $547,000 for the years ended June 30, 2013 and 2012, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

Principles of consolidation and related party transaction: The accompanying consolidated financial statements include the accounts of Electromed, Inc. and its wholly owned subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the years ended June 30, 2013 and 2012.

Liquidity: For the year ended June 30, 2013 the Company incurred a net loss of approximately $1,329,000, primarily as a result of a decrease in domestic home care revenues. Cash provided by operating activities was $1,877,000 for the year ended June 30, 2013. The principal sources of liquidity in the future are expected to be cash flows from operations and availability on our line of credit. In order to operate profitably in the future, the Company must increase its revenue. The Company took actions, including workforce reductions, in seeking to achieve profitability and is prepared to take further actions as needed.

The Company’s ability to generate sufficient cash flows in fiscal 2014 could be negatively impacted by the business challenges in reimbursement from third party payers. There continues to be downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers has decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts have been resolved during the year, although the final completion of this process will extend into fiscal year 2014. The challenges the Company currently faces could result in future noncompliance with the covenants contained within the Company’s credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, or the company is unable to renew the line of credit, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the bank could foreclose on these assets.

During fiscal year 2013, the Company has obtained waivers of noncompliance or entered into amendments with the lender to modify certain covenants. On July 8, 2013, the company entered into the Sixth Amendment to the Credit Agreement which removed all financial covenants as of June 30, 2013, and provided for adjustments to future financial and non-financial covenants. The company believes it will be able to maintain compliance with the future covenants set forth in the Sixth Amendment and negotiate an extension of the line of credit past its current expiration date of December 31, 2013, or obtain alternative financing.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Revenue recognition: The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues are primarily recognized upon shipment.

Direct patient sales are recorded at amounts to be received from patients under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid. In addition, the Company records an estimate for selling price adjustments which often arise from changes in a patient’s insurance coverage, changes in a patient’s domicile, insurance company coverage limitations or patient death. Other than the installment sales as discussed below, the Company expects to receive payment on the vast majority of accounts receivable within one year and therefore has classified all accounts receivable as current. However, in some instances, payment for direct patient sales can be delayed or interrupted, resulting in a portion of collections occurring later than one year.

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

A summary of sales made under the installment method are as follows:

	Years Ended June 30,
	2013	2012
Revenue recognized under installment sales	$1,029,000	$841,000
Amortized cost of revenues recognized	136,000	150,000

Unrecognized installment method sales were as follows:

	June 30,
	2013	2012
Estimated unrecognized sales, net of discounts	$2,290,000	$1,901,000
Unamortized costs of revenues included in prepaid and other current assets and other assets	365,000	301,000

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of goods sold and were $259,000 and $281,000 for the years ended June 30, 2013 and 2012, respectively.

Cash and cash equivalents: Cash equivalents consist of commercial paper with maturity dates of less than three months. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2013 and 2012.

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

Long-lived assets: Long-lived assets, primarily property and equipment and finite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base, and a realization of failed marketing efforts. The recoverability of an asset or asset group is measured by a comparison of the carrying value of the asset to future undiscounted cash flows.

If the Company believes the carrying value is unrecoverable, it would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset or asset group. The amount of such impairment would be charged to operations in the current period. During the years ended June 30, 2013 and 2012, the Company had no impairment associated with its long-lived assets.

Warranty liability: For sales through June 30, 2013 we provide a lifetime warranty on products sold to patients in the United States and Canada, a three-year warranty for institutional sales within the United States and Canada, a five-year warranty on products sold to patients in Greece, and a three-year warranty on all other sales to individuals and institutions outside of the United States, Canada and Greece. For sales after June 30, 2013 we will provide a lifetime warranty on products sold to patients in the United States and a three year warranty on all other sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2013	2012
Beginning warranty reserve	$610,000	$444,000
Accrual for products sold	232,000	351,000
Expenditures and costs incurred for warranty claims	(162,000)	(185,000)
Ending warranty reserve	$680,000	$610,000

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the years ended June 30, 2013 and 2012 were approximately $628,000 and $776,000, respectively.

Share-based payments: Share-based payment awards consist of options issued to employees for services, and to non-employees in lieu of payment for services. Expense is estimated using the fair value of products or services rendered or the Black-Scholes pricing model at the date of grant and is recognized on a straight-line basis over the requisite service or vesting period of the award, or at the time services are provided for non-employee awards.

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2013, the fair value of long-term debt was not significantly different than its carrying value.

Basic and diluted earnings (loss) per share: Basic per share amounts is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the earnings or increasing the earnings per share. Common stock equivalents of 599,900 and 636,200 were excluded from the calculation of diluted earnings per share for the years ended June 30, 2013 and 2012, respectively, as their impact was antidilutive (see Note 7 for information on stock options and warrants).

Reclassifications: Certain items in the fiscal 2012 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2013. The fiscal 2012 reclassifications had no impact on previously reported net income or equity.

Note 2.	Inventories

The components of inventories at June 30, 2013 and 2012 are approximately as follows:

	June 30,
	2013	2012
Parts inventory	$951,000	$1,397,000
Work in process	196,000	81,000
Finished goods	263,000	944,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,380,000	$2,392,000

Note 3.	Property and Equipment

Property and equipment, including assets under capital leases, are approximately as follows:

	Estimated Useful Lives (Years)
		June 30,
		2013	2012
Building and building improvements	15-39	$2,183,000	$2,181,000
Land	N/A	200,000	200,000
Land improvements	15	162,000	162,000
Equipment	3-7	2,225,000	1,427,000
Demonstration equipment	3	942,000	802,000
		5,712,000	4,772,000
Less: Accumulated depreciation		(1,968,000)	(1,602,000)
Net property and equipment		$3,744,000	$3,170,000

Note 4.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $479,000 and $352,000 at June 30, 2013 and 2012, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2013	2012
Balance, beginning	$1,174,000	$1,236,000
Additions	37,000	62,000
Amortization expense	(130,000)	(124,000)
Balance, ending	$1,081,000	$1,174,000

Based on the carrying value at June 30, 2013, amortization expense is expected to be approximately $126,000 annually.

Note 5.	Financing Arrangements and Subsequent Events

The Company has a credit facility that provides for term loans and a revolving line of credit of $2,250,000, as of June 30, 2013. The line of credit expires on December 31, 2013, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. Interest on advances accrues at LIBOR plus 3.50% (3.75% at June 30, 2013) and is payable monthly. The amount available for borrowing is limited to 60% of eligible accounts receivable. As of June 30, 2013, there were no outstanding draws on the line of credit and $2,250,000 is available for future borrowing.(a)

The Company’s credit facility contains certain financial and nonfinancial covenants and restricts the payment of dividends. The Company was in violation of certain of these covenants during the fiscal year ended June 30, 2013 and the bank has waived the events of default. On July 8, 2013, the company entered into the Sixth Amendment to the Credit Agreement which removed all financial covenants as of June 30, 2013, and provided for adjustments to future financial and non-financial covenants.

Long-term debt consists of approximately the following as of June 30, 2013 and 2012:

	June 30
	2013	2012
Mortgage note payable with bank, due in monthly installments of $10,706, including interest at 5.79%, remaining due December 2014, secured by land and building (a)	$1,365,000	$1,412,000

Term note payable with bank	—	176,000
Capital lease obligations, due in varying monthly installments, including interest ranging from 6.99% to 8.77%, to November 2016, secured by equipment	25,000	56,000
Total	1,390,000	1,664,000
Less: Current portion	58,000	254,000
Long-term debt	$1,332,000	$1,390,000

(a)

The Company’s credit facility contains certain financial and nonfinancial covenants that restrict the ability to pay cash dividends, make certain investments, incur indebtedness or liens, change our Chief Executive Officer or Chief Financial Officer, merge or consolidate with any person, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains financial covenants that require maintaining minimum liquidity, a minimum EBITDA and maintenance of certain fixed charge and balance sheet leverage ratios.

Approximate future maturities of long-term debt, including capital lease obligations, as of June 30, 2013 are as follows:

Year ending June 30:
2014	$58,000
2015	1,323,000
2016	7,000
2017	2,000
Total	$1,390,000

Capital leases: The Company has financed certain office equipment through capital leases.

At June 30, 2013 and 2012, the carrying value of assets under these capital leases is approximately as follows:

	June 30
	2013	2012
Fixtures and office equipment	$58,000	$212,000
Less: Accumulated depreciation	(13,000)	(91,000)
Total	$45,000	$121,000

Depreciation expense for these assets was approximately $6,000 and $30,000 for the years ended June 30, 2012 and 2011, respectively.

Approximate future minimum payments under capital leases as of June 30, 2013 are as follows:

Year ending June 30:

2014	$9,000
2015	8,000
2016	8,000
2017	3,000
Total	28,000
Less: Amount representing interest	(3,000)
Present value of future minimum lease payments (included in long term debt above)	$25,000

Note 6. Common Stock

Authorized shares: The Company’s Articles of Incorporation has established the authorized shares of capital stock at 15,000,000, consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Common stock subscriptions receivable: During fiscal 2009, the Company issued 31,000 shares of common stock to an employee upon exercise of outstanding options. The Company agreed to accept a subscription note receivable from this individual for $46,500. The final payment on this note of $22,500 was collected during the year ended June 30, 2012.

Note 7.	Share-Based Payments

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options generally expire four to ten years from the grant date and vest over a period of up to five years. Under the 2012 Stock Incentive Plan the Board may grant non-qualified stock options or restricted stock units to employees, directors, or consultants. The vesting term for options or restricted stock units and the term of the options are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the plan is 200,000. As of June 30, 2013, 122,000 options were available for grant under the plan.

The Company recognizes compensation expense related to share-based payment transactions in the consolidated financial statements based on the estimated fair value of the award issued. The fair value of each option is estimated using the Black-Scholes pricing model at the time of award grant. The Company estimates the expected life of options based on the expected holding period by the option holder. The risk-free interest rate is based upon observed U.S. Treasury interest rates for the expected term of the options. The Company makes assumptions with respect to expected stock price volatility based upon the volatility of its stock price and the volatility of similar companies. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipient.

Share-based compensation expense for the years ended June 30, 2013 and 2012 was approximately $176,000 and $136,000, respectively.

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2013	2012
Risk-free interest rate	1.6-1.8%	1.6-1.9%
Expected life (years)	10	10
Expected volatility	51.0-51.5%	37.8-40.8%

The following table presents employee option activity for the years ended June 30, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2011	374,800	$1.92	$3.52	6.02
Granted	38,000	1.48	2.90	—
Exercised	(12,000)	0.42	2.00	—
Canceled or forfeited	(35,000)	0.97	3.21	—
Options outstanding at June 30, 2012	365,800	2.03	3.53	6.19
Activity:
Granted	40,000	1.03	1.67	—
Canceled or forfeited	(40,000)	1.63	4.06	—
Options outstanding at June 30, 2013	365,800	1.97	3.27	5.98
Options exercisable at June 30, 2013	259,574	2.06	3.37	5.82

For the year ended June 30, 2012, net cash proceeds from the exercise of employee options was approximately $24,000. The Company received no income tax benefit in fiscal 2012 from the exercise of employee options. There were no options exercised during the year ended June 30, 2013.

At June 30, 2013, the Company had approximately $77,000 of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 0.53 years. The aggregate intrinsic value of options outstanding and options exercisable was insignificant at June 30, 2013.

Options issued in conjunction with the IPO: In connection with the IPO and the exercise of the underwriter’s over-allotment option, the Company issued to the underwriter options to purchase up to 190,000 additional shares of the Company’s common stock at a price of $4.80 per share. These options became exercisable in August 2011 and expire in August 2015.

Warrants issued with convertible debt: In years prior to fiscal 2010, the Company issued convertible notes payable to certain individual creditors. In conjunction with the issuance of these convertible notes, creditors also received warrants to purchase common stock at an exercise price of $3.00 per share. At June 30, 2013, the Company had approximately 44,000 warrants outstanding and exercisable at a weighted-average exercise price of $3.00 per share that will expire in September 2015. There were no warrants exercised and approximately 36,000 warrants expired during the year ended June 30, 2013. There were 1,767 warrants exercised at a weighted-average exercise price of $3.00, and no warrant expired during the year ended June 30, 2012.

Note 8.	Income Taxes

Components of the provision (benefit) for income taxes for the years ended June 30, 2013 and 2012 are as follows:

	Years Ended June 30,
	2013	2012
Current	$(537,000)	$72,000
Deferred	(78,000)	179,000
Total	$(615,000)	$251,000

The total income tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the federal statutory rate to the Company’s income (loss) before income taxes, as follows:

	Years Ended June 30,
	2013	2012
Tax expense (benefit) at statutory federal rate	$(661,000)	$149,000
State income tax expense (benefit), net of federal tax effect	(74,000)	15,000
Other permanent items	120,000	87,000
Income tax expense (benefit)	$(615,000)	$251,000

The significant components of deferred income taxes are as follows:

	June 30,
	2013	2012
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable	$288,000	$288,000
Accrued liabilities	287,000	359,000
Property and equipment	(436,000)	(444,000)
Finite-life intangible assets	(61,000)	(57,000)
Stock Options	288,000	221,000
Tax credits and net operating loss carryforwards	88,000	9,000
Net deferred tax assets	$454,000	$376,000

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

	June 30,
	2013	2012
Current assets	$557,000	$656,000
Long-term liabilities	(103,000)	(280,000)
Net deferred tax assets	$454,000	$376,000

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amounts of $62,000 and $70,000 as of June 30, 2013 and 2012, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to fiscal 2010 are no longer open to federal, state and local examination by taxing authorities.

Note 9.	Commitments and Contingencies and Subsequent Events

Operating Leases: The Company has certain financing arrangements to lease vehicles under 36 month operating leases. The Company also has two leases for office and warehouse space which require monthly payments that include base rent and the Company’s share of common expenses including property taxes. These leases have escalating payments ranging from approximately $3,600 to $5,200 per month and expire in June 2015 and July 2016. Rent expense for the years ended June 30, 2013 and 2012 was approximately $258,000 and $235,000, respectively.

Approximate future minimum operating lease payments as of June 30, 2013 are as follows:

Year ending June 30:
2014	$260,000
2015	193,000
2016	92,000
Total	$545,000

Litigation: On December 7, 2012, the Company instituted a lawsuit against a shareholder who was the proponent of a shareholder proposal at the Company’s 2013 Annual Meeting. The Company asserted that the shareholder violated the proxy solicitation rules in connection with the nomination and election of directors at the Annual Meeting. The shareholder has asserted a counterclaim alleging that the Company has violated the rights of the shareholder by failing to count and certify the results of the election. On September 23, 2013, the Company settled the litigation with the shareholder and entered into an agreement with her whereby she agreed to dismiss her claims with prejudice, to refrain from taking certain actions relating to the control of the Company for a period of three years from September 23, 2013 and to withdraw her nomination of two individuals for election to the Company’s board of directors, in addition to certain other agreements.

The Company also asserted that the former Chief Executive Officer violated his Separation Agreement and Release in connection with his actions relating to this shareholder’s proposal. The former Chief Executive Officer asserted a counterclaim alleging that the Company breached the Separation Agreement and Release by failing to make a payment under the agreement, as well as that the Company has violated his rights as a shareholder by failing to make the payment under the agreement. On September 6, 2013, the Company settled the litigation with its former Chief Executive Officer and entered into an agreement that requires a payment by the Company of $150,000 in lieu of the original severance amount of $209,000 and in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the company for a period of three years, restrictions on his ability to vote his shares of Electromed for 18 months and certain other agreements.

The Company has insurance for professional fees and expenses incurred in connection with the litigation and is working with its insurance carrier on coverage matters. While it is believed that a majority of the fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

In addition to the matters discussed above, the Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for the years ended June 30, 2013 and 2012 were approximately $164,000 and $181,000, respectively.

Employment Agreements: The Company has entered into Employment Agreements with its Chief Financial Officer, Chief Operating Officer and Chief Executive Officer. These agreements provide the officers with, among other things, base salary through the end date of the current contract period upon a separation of service without cause for termination or in the event the employee resigns within six months of a change in control.

Note 10.	Related Parties

The Company uses a parts supplier whose founder and president became a director of the Company during fiscal year 2011, and is currently chairman of the Company’s board of directors. The Company made payments to the supplier of approximately $321,000 and $597,000 during the 2013 and 2012 fiscal years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

          Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, management has concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

          On September 23, 2013, the Company entered into a settlement agreement with Eileen Manning. Previously, on September 6, 2013, the Company entered into a settlement agreement with Robert D. Hansen, the Company’s former Chairman and Chief Executive Officer. Pursuant to these settlement agreements, the Company resolved a lawsuit filed by the Company against Ms. Manning and Mr. Hansen in December 2012.

          On December 7, 2012, the Company instituted a lawsuit in the District Court for Scott County, Minnesota against Ms. Manning, the proponent of a shareholder proposal at the Company’s 2013 Annual Meeting of Shareholders (the “Annual Meeting”) seeking to elect two individuals to the Company’s board of directors, and Mr. Hansen, the Company’s former Chairman and Chief Executive Officer. The Company asserted that Ms. Manning, the owner of an entity that formerly provided marketing services to the Company, violated the proxy solicitation rules in connection with the nomination and election of directors at the Annual Meeting. Ms. Manning asserted a counterclaim alleging that the Company has violated her rights as a shareholder by failing to count and certify the results of the election. The Company also asserted that Mr. Hansen violated his Separation Agreement and Release in connection with his actions relating to Ms. Manning’s proposal prior to and at the Annual Meeting and sought declaratory relief and damages. Mr. Hansen asserted a counterclaim alleging that the Company breached the Separation Agreement and Release by failing to make a payment of $209,000 to him under the agreement, as well as that the Company has violated his rights as a shareholder by failing to make the payment under the agreement.

          On September 6, 2013, the Company settled the litigation with Mr. Hansen and entered into an agreement with him that requires a payment by us of $150,000 in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the Company for a period of three years from September 6, 2013, restrictions on his ability to vote his shares of Electromed for 18 months from September 6, 2013 and certain other agreements.

          On September 23, 2013, the Company settled the litigation with Ms. Manning and entered into an agreement with her whereby Ms. Manning agreed to dismiss her claims with prejudice, to refrain from taking certain actions relating to the control of the Company for a period of three years from September 23, 2013 and to withdraw her nomination of two individuals for election to the Company’s board of directors, in addition to certain other agreements.

          The foregoing summaries of the settlement agreements do not purport to be complete and are qualified in their entirety by reference to the settlement agreements, which are attached hereto as Exhibits 10.46 and 10.47, and are incorporated herein by reference.

          On June 21, 2013, the Company entered into an amendment to the employment agreement, dated effective December 1, 2012, with its Chief Executive Officer, Kathleen Skarvan (the “Employment Agreement”). The amendment was effective July 1, 2013 and provides for:

•	A renewed term of employment, commencing July 1, 2013 and continuing through the last day of fiscal year 2014, automatically renewing for successive fiscal year periods, unless terminated earlier in accordance with the Employment Agreement;
•	An annualized base salary of $210,000, subject to periodic review by the Company’s Board of Directors;
•	A bonus in the target amount of 30% of Ms. Skarvan’s base salary based upon achievement of certain goals and milestones set forth in the Fiscal 2014 Officer Bonus Plan established by the Personnel and Compensation Committee of the Board; and
•	A non-qualified stock option grant to purchase 15,000 shares of the Company’s common stock pursuant to the Company’s 2012 Stock Incentive Plan, with an exercise price equal to the fair market value of the Company’s common stock on July 1, 2013 (the date of the grant), a 10-year term, and vesting as to 5,000 shares on the last day of each of the Company’s fiscal years ending June 30, 2014, 2015 and 2016.

          All other provisions of the Employment Agreement remain unchanged. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the amendment to Ms. Skarvan’s Employment Agreement, which is attached hereto as Exhibit 10.44, and is incorporated herein by reference.

          Additionally, on June 21, 2013, the Company approved the following compensation arrangements for its Chief Financial Officer, Jeremy T. Brock:

•	A base salary of $150,000 for the fiscal year ending June 30, 2014;
•	A bonus in the target amount of 20% of Mr. Brock’s base salary based upon achievement of certain goals and milestones set forth in the Fiscal 2014 Officer Bonus Plan established by the Personnel and Compensation Committee of the Board; and
•	A non-qualified stock option grant to purchase 10,000 shares of the Company’s common stock pursuant to the Company’s 2012 Stock Incentive Plan, with an exercise price equal to the fair market value of the Company’s common stock on July 1, 2013 (the date of the grant), a 10-year term, and vesting as to 3,333 shares on the last day of each of the Company’s fiscal years ending June 30, 2014, 2015 and 2016 (as to the final 3,334 shares).

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

          Other than the information included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is set forth at the end of Part I, Item 1, the information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Compliance With Section 16(a) of the Exchange Act,” and “Security Ownership of Principal Shareholders, Directors and Management” in our definitive proxy statement for our Fiscal 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

          The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance–Personnel and Compensation Committee” in our definitive proxy statement for our Fiscal 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Principal Shareholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Fiscal 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required by Item 13 is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Certain Transactions and Business Relationships” in our definitive proxy statement for our Fiscal 2014 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

          The information required by Item 14 is incorporated herein by reference to the section labeled “Ratification of the Appointment of McGladrey LLP as the Company’s Independent Registered Public Accountant—Audit Fees” in our definitive proxy statement for our Fiscal 2014 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Report:

	•	Report of McGladrey LLP on the Consolidated Financial Statements as of and for the years ended June 30, 2013 and 2012

	•	Consolidated Balance Sheets as of June 30, 2013 and 2012

	•	Consolidated Statements of Operations for each of the two years in the period ended June 30, 2013

	•	Consolidated Statements of Equity for each of the two years in the period ended June 30, 2013

	•	Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 2013

	•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8: Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: September 25, 2013	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Each person whose signature appears below constitutes and appoints Kathleen S. Skarvan as the undersigned’s true and lawful attorney-in fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Kathleen S. Skarvan	Chief Executive Officer	September 25, 2013
Kathleen S. Skarvan	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	September 25, 2013
Jeremy T. Brock, CPA	(principal financial and accounting officer)

/s/ Craig N. Hansen	Director	September 25, 2013
Craig N. Hansen

/s/ Stephen H. Craney	Chairman and Director	September 25, 2013
Stephen H. Craney

/s/ William V. Eckles	Director	September 25, 2013
William V. Eckles

/s/ Thomas M. Hagedorn	Director	September 25, 2013
Thomas M. Hagedorn

/s/ Darrel L. Kloeckner	Director	September 25, 2013
Darrel L. Kloeckner

/s/ Dr. George H. Winn, DDS	Vice Chairman and Director	September 25, 2013
Dr. George H. Winn, DDS

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-K

Exhibit Number	Description

3.1	Articles of Incorporation of Electromed, Inc., as amended.(a)

3.2

Bylaws of Electromed, Inc., as amended, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Commission on September 26, 2012.

3.3

Amendment No. 3 to Articles of Incorporation of Electromed, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

3.4	Amendment No. 2 to Bylaws of Electromed, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 2, 2013.

4.1	Specimen Common Stock Certificate.(b)

10.1	Credit Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank, N.A.(a)

10.2	$3,500,000 Revolving Note, dated December 9, 2009, payable to U.S. Bank, N.A.(a)

10.3	$1,520,000 Term Loan A, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.4	$1,000,000 Term Loan B, dated December 9, 2009, payable to U.S. Bank N.A.(a)

10.5	Security Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.6	Security Agreement, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank N.A.(a)

10.7	Pledge Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.9	Guaranty, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank, N.A.(a)

10.10	Environmental and ADA Indemnification Agreement dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A.(a)

10.11

Form of Assignment of Patent Application, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended June 11, 2011, filed with the Commission on September 14, 2011.

10.12	Letter Agreement dated February 16, 2010, between Electromed, Inc. and Hansen Engine Technologies, Inc.(c)

10.13

Form of option issued to investors, incorporated herein by reference to Exhibit 4.2 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.14

Form of option issued to employees and service providers, incorporated herein by reference to Exhibit 4.3 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.15

Form of warrant issued in connection with 7% Senior Secured Convertible Notes, incorporated herein by reference to Exhibit 4.4 to Amendment 2, filed with the Commission on July 7, 2010, to Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.16

Option Agreement between Electromed, Inc. and Feltl and Company, Inc. dated August 18, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2010.

10.17

Letter dated September 23, 2010 from U.S. Bank, N.A. regarding waiver of Event of Default under Credit Agreement, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission on September 28, 2010.

10.18

Option Agreement between Electromed, Inc. and Feltl and Company, Inc. dated September 28, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2010.

10.19

First Amendment to Credit Agreement between Electromed, Inc. and U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011.

10.20

Summary of Director Compensation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 13, 2011.**

10.21

Employment Offer Letter from Electromed, Inc. to Dr. James J. Cassidy, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2011.**

10.22

Amended and Restated Credit Agreement by and between Electromed, Inc. and U.S. Bank National Association, dated as of November 8, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.23

Amended and Restated Revolving Note delivered by Electromed, Inc. to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.24

Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.25

Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.26

First Amendment to Amended and Restated Credit Agreement dated as of December 30, 2011 by and between Electromed, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.27

Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of December 30, 2011, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.28

Separation Agreement and Release dated effective as of October 18, 2011 by and between Electromed, Inc. and Terry Belford, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.29	Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 15, 2011.**

10.30

Employment Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.31

Non-Competition, Non-Solicitation, and Confidentiality Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.32

Employment Agreement by and between Electromed, Inc. and Dr. James J. Cassidy, dated effective as of February 15, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2012.**

10.33

Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between Electromed, Inc. and Dr. James J. Cassidy, dated effective as of February 15, 2012, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2012.**

10.34

Separation Agreement and Release dated May 14, 2012 by and between the Company and Robert D. Hansen, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Commission on September 26, 2012.**

10.35

Second Amendment to Amended and Restated Credit Agreement dated as of May 14, 2012 by and between Electromed, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Commission on September 26, 2012.

10.36

Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2012, by and between Electromed, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 13, 2012.

10.37

Waiver Agreement by and between Electromed, Inc. and U.S. Bank, National Association, dated November 13, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Commission on February 14, 2013.

10.38

Amended and Restated Employment Agreement, by and between Electromed, Inc. and Jeremy T. Brock, dated November 14, 2012, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Commission on February 14, 2013. **

10.39

Waiver and Fourth Amendment to Credit Agreement, by and between Electromed, Inc. and U.S. Bank, National Association, dated February 13, 2013, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Commission on February 14, 2013.

10.40

Employment Agreement dated effective December 1, 2012, by and between Electromed, Inc. and Kathleen Skarvan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2012. **

10.41

Non-Competition, Non-Solicitation and Confidentiality Agreement dated effective December 1, 2012, by and between Electromed, Inc. and Kathleen Skarvan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2012. **

10.42

Waiver and Fifth Amendment to Credit Agreement by and between Electromed, Inc. and U.S. Bank, National Association, dated May 13, 2013, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 15, 2013.

10.43

Sixth Amendment to Credit Agreement, dated as of July 8, 2013, by and between Electromed, Inc. and U.S. Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2013.

10.44	Amendment to Employment Agreement between Electromed, Inc. and Kathleen Skarvan, effective July 1, 2013. */**

10.45	Summary of Fiscal Year 2014 Director Compensation. */**

10.46	Mediated Settlement Agreement, dated September 6, 2013, between Electromed, Inc. and Robert D. Hansen. *

10.47	Settlement Agreement and Release, dated September 23, 2013, between Electromed, Inc. and Eileen M. Manning. *

21.1	Subsidiaries of Electromed, Inc. *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
**	Management compensatory contract or arrangement.
(a)	Incorporated herein by reference to the cited exhibit in Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.
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