Form 10-Q
period 2013-09-30
Electromed, Inc.
filed 2013-11-13
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______ .

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
Yes ☐ No ☒

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 8, 2013.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,077,382	$503,564
Accounts receivable (net of allowances for doubtful accounts of $45,000)	7,989,355	9,014,043
Inventories	1,432,222	1,379,594
Prepaid expenses and other current assets	460,914	428,843
Income taxes receivable	779,644	538,285
Deferred income taxes	557,000	557,000
Total current assets	12,296,517	12,421,329
Property and equipment, net	3,761,298	3,743,675
Finite-life intangible assets, net	1,049,115	1,080,734
Other assets	304,605	310,089
Total assets	$17,411,535	$17,555,827

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$52,662	$57,540
Accounts payable	950,152	643,681
Accrued compensation	334,553	565,023
Warranty reserve	680,000	680,000
Other accrued liabilities	342,169	247,267
Total current liabilities	2,359,536	2,193,511
Long-term debt, less current maturities	1,318,083	1,332,455
Deferred income taxes	103,000	103,000
Total liabilities	3,780,619	3,628,966

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; shares, issued and outstanding: 8,114,252	81,143	81,143
Additional paid-in capital	13,174,398	13,134,938
Retained earnings	375,375	710,780
Total equity	13,630,916	13,926,861
Total liabilities and equity	$17,411,535	$17,555,827

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,
	2013	2012

Net revenues	$3,418,178	$4,031,286
Cost of revenues	1,062,346	1,210,452
Gross profit	2,355,832	2,820,834

Operating expenses
Selling, general and administrative	2,723,927	2,816,015
Research and development	209,108	101,189
Total operating expenses	2,933,035	2,917,204
Operating loss	(577,203)	(96,370)
Interest expense, net of interest income of $7,398 and $4,348 respectively	15,202	36,738
Net loss before income taxes	(592,405)	(133,108)

Income tax benefit	257,000	62,000
Net loss	$(335,405)	$(71,108)

Loss per share:
Basic and diluted	$(0.04)	$(0.01)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252
Diluted	8,114,252	8,114,252

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(335,405)	$(71,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	122,923	114,979
Amortization of finite-life intangible assets	31,619	33,969
Amortization of debt issuance costs	2,314	3,363
Share-based compensation expense	39,460	41,317
Loss on disposal of property and equipment	18,134	3,915
Changes in operating assets and liabilities:
Accounts receivable	1,024,688	435,371
Inventories	(52,628)	87,140
Prepaid expenses and other assets	(270,260)	(187,706)
Accounts payable and accrued liabilities	161,138	(347,226)
Net cash provided by operating activities	741,983	114,014

Cash Flows From Investing Activities
Expenditures for property and equipment	(148,915)	(197,020)
Expenditures for finite-life intangible assets	—	(27,073)
Net cash used in investing activities	(148,915)	(224,093)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(19,250)	(109,801)

Net increase (decrease) in cash and cash equivalents	573,818	(219,880)

Cash and cash equivalents
Beginning of period	503,564	1,702,435
End of period	$1,077,382	$1,482,555

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $149,000 and $109,000 for the three months ended September 30, 2013 and 2012, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X, Rule 10-01. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This interim report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2013.

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three months ended September 30, 2013 and the year ended June 30, 2013.

Liquidity: For the three months ended September 30, 2013, the Company incurred a net loss of approximately $335,000, primarily as a result of a decrease in domestic home care revenues. Cash provided by operating activities was $742,000 for the three months ended September 30, 2013. The principal sources of liquidity in the future are expected to be cash flows from operations and availability on our line of credit. In order to operate profitably in the future, the Company must increase its revenue.

The Company’s ability to generate sufficient cash flows in fiscal 2014 could be negatively impacted by the business challenges in reimbursement from third party payers. There continues to be downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared with the prior year. In fiscal 2013, one of the largest domestic third party payers decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts were resolved during fiscal 2013, although the final completion of this process has extended into fiscal year 2014. The challenges the Company currently faces could result in future noncompliance with the covenants contained within the Company’s credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, or the Company is unable to renew the line of credit, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the bank could foreclose on these assets.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include revenue recognition and the related estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net loss per common share: Net loss is presented on a per share basis for both basic and diluted common shares. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net loss per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 614,900 and 599,900 were excluded from the calculation of diluted earnings per share for the three months ended September, 2013 and 2012, respectively, as their impact was antidilutive.

Note 2.	Inventories

The components of inventory were approximately as follows:

	September 30, 2013	June 30, 2013
Parts inventory	$1,050,000	$951,000
Work in process	231,000	196,000
Finished goods	181,000	263,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$1,432,000	$1,380,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $511,000 and $479,000 at September 30, 2013 and June 30, 2013, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2013	Year Ended June 30, 2013
Balance, beginning	$1,081,000	$1,174,000
Additions	—	37,000
Amortization expense	(32,000)	(130,000)
Balance, ending	$1,049,000	$1,081,000

Note 4.	Warranty Liability

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the United States and a three-year warranty for all institutional sales and sales to individuals outside the United States. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2013	Year Ended June 30, 2013
Balance warranty reserve	$680,000	$610,000
Accrual for products sold	43,000	232,000
Expenditures and costs incurred for warranty claims	(43,000)	(162,000)
Ending warranty reserve	$680,000	$680,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the three months ended September 30, 2013 and 2012 was 43.4% and 46.6%, respectively.

Note 6.	Financing Arrangements

The Company has a credit facility that provides for term loans and a revolving line of credit of $2,250,000, as of September 30, 2013. The line of credit expires on December 31, 2013, if not renewed. Advances are due at the expiration date and are secured by substantially all Company assets. Interest on advances accrues at LIBOR plus 3.50% (3.75% at September 30, 2013) and is payable monthly. The amount available for borrowing is limited to 60% of eligible accounts receivable. As of September 30, 2013, the Company had net unused availability of $2,250,000 under the line of credit. The Company’s credit facility contains certain financial and nonfinancial covenants and restricts the payment of dividends. The Company is working with the bank to renew its line of credit. Given the Company’s ability to service its debt and its past relationship with its lender, the Company believes that it will be able to successfully renew the line of credit.

Note 7.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.	Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company. For the three months ended September 30, 2013 and 2012, the Company made payments to the supplier of approximately $14,000 and $101,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and their impact on our sales; our expectations regarding long-term margins; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding insurance coverage for incurred litigation expenses; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Overview

          Electromed, Inc. (“we,” “us,” “our,” the “Company” or “Electromed”) was incorporated in 1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages.

          We manufacture, market and sell products that provide HFCWO, including the Electromed, Inc. SmartVest® Airway Clearance System (SmartVest System) and related products, to patients with compromised pulmonary function. The products are sold for both the home health care market and the institutional market for use by patients in hospitals, which are referred to as “institutional sales.” For approximately twelve years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis (including chronic bronchitis or chronic obstructive pulmonary disease (COPD) that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases. Reimbursement often requires the patients with these conditions to demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Additionally, we offer such products, upon physician prescription to a patient population that includes post-surgical and intensive care patients, patients with end-stage neuromuscular disease, and ventilator-dependent patients. Our goal is to be a consistent innovator with unmatched customer service in providing HFCWO to patients with impaired pulmonary function.

Critical Accounting Policies and Estimates

          Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The critical accounting policies used in the preparation of the financial statements as of September 30, 2013 have remained unchanged from June 30, 2013.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012

Total Revenue	$3,418	$4,031	$(613)	(15.2)%

Home Care Revenue	$2,843	$3,574	$(731)	(20.5)%

International Revenue	$149	$109	$40	36.7%

Government/Institutional Revenue	$426	$348	$78	22.4%

          Home Care Revenue. Home care revenue was approximately $2,843,000 for the three months ended September 30, 2013, representing a decrease of approximately $731,000, or 20.5%, compared to the same period in 2012. The decrease in revenue was caused by lower average selling price with continued downward pricing pressure and a decrease in referral counts, as compared with the same period in the prior year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. In fiscal 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts were resolved during fiscal 2013, although the final completion of this process has extended into fiscal year 2014.

          International Revenue. International revenue was approximately $149,000 for the three months ended September 30, 2013, representing an increase of approximately $40,000, or 36.7%, compared to the same period in 2012.

          Government/Institutional Revenue. Government/institutional revenue was approximately $426,000 for the three months ended September 30, 2013, representing an increase of approximately $78,000, or 22.4%, compared to approximately $348,000 during the same period in 2012. This resulted from a $127,000 increase in Government sales, which increased to approximately $188,000 for the three months ended September 30, 2013, from approximately $61,000 during the same period the prior year. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, decreased by $49,000 compared to the same period the prior year. The overall increase in Institutional and Governmental sales was the result of the continued focused efforts of our sales force.

          Gross Profit

          Gross profit decreased to approximately $2,356,000, or 68.9% of net revenues, for the three months ended September 30, 2013, from approximately $2,821,000, or 70.0% of net revenues in the same period in 2012. The decrease in gross profit dollars resulted primarily from the decrease in sales volume. The decrease in gross profit percentage was primarily the result of reduced leverage of manufacturing costs on lower revenue levels. We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to historical levels above 70%. The decrease in gross profit percentage was also the result of lower than average reimbursement from the mix of referrals during the three months ended September 30, 2013. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether the patient meets prerequisite medical criteria for reimbursement, affect average reimbursement received.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $2,724,000 for the three months ended September 30, 2013, representing a decrease of approximately $92,000, or 3.3%, compared to SG&A expenses of approximately $2,816,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,388,000 for the three months ended September 30, 2013, representing an increase of approximately $52,000, or 3.9%, compared to approximately $1,336,000 in the same period the prior year. The increase was primarily due to a change in our sales compensation plan which resulted in higher total sales compensation compared to the same period in 2012.

          Professional fees for the three months ended September 30, 2013 were approximately $281,000, an increase of approximately $37,000 compared to approximately $244,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which has now been concluded by settlement of the parties (see Part II, Item 1 for further discussion). We have insurance for professional fees and expenses incurred in connection with the litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

          Advertising and marketing expenses, including tradeshows and event sponsorships for the three months ended September 30, 2013 decreased by approximately $52,000 to approximately $108,000, compared to approximately $160,000 in the same period in the prior year. The decrease was related to bringing marketing leadership in-house, thus reducing our external marketing fees, as well as targeting more cost-effective advertising. Travel, meals and entertainment expenses were approximately $314,000 for the three months ended September 30, 2013, representing a decrease of approximately $55,000, or 14.9%, compared to approximately $369,000 for the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed, as well as eliminating costs related to tradeshows that do not fit our growth strategies.

          In addition, selling, general and administrative expenses increased approximately $31,000 compared to the same period in the prior year as a result of the medical device excise tax that went into effect January 1, 2013.

          Research and development expenses. Research and development expenses were approximately $209,000 for the three months ended September 30, 2013, representing an increase of approximately $108,000, or 107%, compared to approximately $101,000 in the same period the prior year. Research and development expenses for the three months ended September 30, 2013 were 6.1% of revenue, compared to 2.5% of revenue in the same period the prior year. As a percentage of revenue, management expects to spend up to 5.0% of revenue on research and development expenses over the long term, although the timing of certain projects will cause the expense in any individual quarter to fluctuate.

          Interest expense

          Interest expense was approximately $23,000 for the three months ended September 30, 2013, representing a decrease of approximately $18,000, or 43.9%, compared to approximately $41,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding due to payments on term loans.

          Income tax benefit

          Income tax benefit is estimated at approximately $257,000 for the three months ended September 30, 2013, compared to income tax benefit of $62,000 in the same period in the prior year. The effective tax rates for the three months ended September 30, 2013 and September 30, 2012 were 43.4% and 46.6%, respectively.

          Net loss

          Net loss for the three months ended September 30, 2013 was approximately $335,000 compared to net loss of approximately $71,000 for the same period the prior year. The net loss was primarily the result of a decrease in domestic home care revenue caused by lower average selling price with continued downward pricing pressure and a decrease in referral counts, year over year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. In fiscal 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts were resolved during fiscal 2013, although the final completion of this process has extended into fiscal year 2014. The net loss was also impacted by reduced leverage of manufacturing costs on lower revenue levels which decreased our gross margin percentage, as well as by the increase in legal expenses primarily due to a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which has now been concluded by settlement of the parties (see Part II, Item 1 for further discussion).

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the three months ended September 30, 2013, net cash provided by operating activities was approximately $742,000. Cash flows provided by operations consisted of approximately $335,000 in net loss, offset by non-cash expenses of approximately $214,000, decreases in accounts receivable of $1,025,000, and an increase in accounts payable and accrued liabilities of approximately $161,000. In addition, inventory, prepaid expenses and other assets increased by approximately $323,000.

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

          Management believes that the net cash provided by operating activities during the three months ended September 30, 2013 was attributable, in part, to the reduction of expenses and better accounts receivable collection as demonstrated by the decrease in accounts receivable of approximately $1,025,000 for the three months ended September 30, 2013, as compared to a decrease of approximately $435,000 for the three months ended September 30, 2012.

          Cash Flows from Investing Activities

          For the three months ended September 30, 2013, cash used in investing activities was approximately $149,000 for purchases of property and equipment.

          For the three months ended September 30, 2012, cash used in investing activities was approximately $224,000. During this period we paid approximately $197,000 for purchases of property and equipment. We also paid approximately $27,000 for patent related costs.

          Cash Flows from Financing Activities

          For the three months ended September 30, 2013, cash used in financing activities was approximately $19,000, which consisted entirely of principal payments on long-term debt.

          For the three months ended September 30, 2012, cash used in financing activities was approximately $110,000, which consisted entirely of principal payments on long-term debt.

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

          We have an amended and restated credit facility with U.S. Bank, National Association (“U.S. Bank”), which was most recently amended on July 8, 2013, that provides for a revolving line of credit of $2,250,000, and $2,520,000 in term debt. The term debt consists of a $1,520,000 term loan (“Term Loan A”) that bears interest at 5.79% and a $1,000,000 term loan (“Term Loan B”) that bore interest at 4.28% and was paid in full during October 2012.

          Interest on the operating line of credit accrues at LIBOR plus 3.50% (3.75% at September 30, 2013) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to 60% of eligible accounts receivable. The line of credit will expire on December 31, 2013, if not earlier renewed. Term Loan A requires monthly payments of principal and interest of approximately $10,700 and has a maturity date of December 9, 2014. As of September 30, 2013, we had no outstanding borrowings on the operating line of credit and approximately $1,318,000 outstanding on Term Loan A for a total amount outstanding under the U.S. Bank credit facility of approximately $1,318,000. As of September 30, 2013, we had net unused availability of $2,250,000 under the line of credit. We are required to pay a fee of 0.125% per annum on unused portions of the revolving line of credit.

          For the first three months of fiscal years 2013 and 2012, we spent approximately $148,000 and $197,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

          In May 2012, we entered into a separation agreement and release with our former Chairman and Chief Executive Officer, which called for a payment equal to one year’s base salary of $209,000 payable on December 1, 2012. In July 2012, he also received earned and unpaid bonus for the period through May 11, 2012 of approximately $96,000. The Company agreed to make payments of all COBRA health insurance premiums for a period of 18 months following the effective date of retirement, estimated at $16,500. In connection with the litigation relating to our 2013 Annual Meeting of Shareholders, which included a claim relating to alleged breaches of the separation agreement, we withheld payment of the $209,000 pending resolution of the litigation. On September 6, 2013, we settled the litigation with our former Chief Executive Officer and entered into an agreement with him that requires a payment by us of $150,000 in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the company for a period of three years from September 6, 2013, restrictions on his ability to vote his shares of Electromed for 18 months from September 6, 2013 and certain other agreements. We paid the $150,000 due to the former Chief Executive Officer during the three months ended September 30, 2013.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the first three months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          On December 7, 2012, we instituted a lawsuit in the District Court for Scott County, Minnesota against Eileen Manning, the proponent of a shareholder proposal at the Company’s 2013 Annual Meeting of Shareholders (the “Annual Meeting”) seeking to elect two individuals to the Company’s board of directors, and Robert D. Hansen, the Company’s former Chairman and Chief Executive Officer. The Company asserted that Ms. Manning, the owner of an entity that formerly provided marketing services to the Company, violated the proxy solicitation rules in connection with the nomination and election of directors at the Annual Meeting. Ms. Manning asserted a counterclaim alleging that the Company has violated her rights as a shareholder by failing to count and certify the results of the election. The Company also asserted that Mr. Hansen violated his Separation Agreement and Release in connection with his actions relating to Ms. Manning’s proposal prior to and at the Annual Meeting and sought declaratory relief and damages. Mr. Hansen asserted a counterclaim alleging that the Company breached the Separation Agreement and Release by failing to make a payment of $209,000 to him under the agreement, as well as that the Company has violated his rights as a shareholder by failing to make the payment under the agreement. On September 6, 2013, we settled the litigation with Mr. Hansen and entered into an agreement with him that required a payment by us of $150,000 in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the Company for a period of three years from September 6, 2013, restrictions on his ability to vote his shares of Electromed for 18 months from September 6, 2013, and certain other agreements. We paid the $150,000 due to the former Chief Executive Officer during the three months ended September 30, 2013. On September 23, 2013, the Company settled the litigation with Ms. Manning and entered into an agreement with her whereby Ms. Manning agreed to dismiss her claims with prejudice, to refrain from taking certain actions relating to the control of the Company for a period of three years from September 23, 2013, and to withdraw her nomination of two individuals for election to the Company’s board of directors, in addition to certain other agreements.

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

          On September 6, 2013, the Company settled the litigation with Mr. Hansen and entered into an agreement with him that required a payment by us of $150,000 in exchange for an extended standstill agreement preventing him from taking certain actions relating to the control of the Company for a period of three years from September 6, 2013, restrictions on his ability to vote his shares of Electromed for 18 months from September 6, 2013 and certain other agreements. We paid the $150,000 due to the former Chief Executive Officer during the three months ended September 30, 2013.

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

          The foregoing summaries of the settlement agreements do not purport to be complete and are qualified in their entirety by reference to the settlement agreements, which are attached hereto as Exhibits 10.3 and 10.4, and are incorporated herein by reference.

Item 6. Exhibits

          See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: November 13, 2013	/s/ Kathleen S. Skarvan
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

10.2

Amendment to Employment Agreement between Electromed, Inc. and Kathleen Skarvan, effective July 1, 2013, incorporated herein by reference to Exhibit 10.44 to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

10.3

Mediated Settlement Agreement, dated September 6, 2013, between Electromed, Inc. and Robert D. Hansen, incorporated herein by reference to Exhibit 10.46 to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2013 .

10.4

Settlement Agreement and Release, dated September 23, 2013, between Electromed, Inc. and Eileen M. Manning, incorporated herein by reference to Exhibit 10.47 to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.