Form 10-Q
period 2013-12-31
Electromed, Inc.
filed 2014-02-11
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

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
Yes ☐ No ☒

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 7, 2014.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,236,576	$503,564
Accounts receivable (net of allowances for doubtful accounts of $45,000)	7,040,935	9,014,043
Inventories	2,266,734	1,379,594
Prepaid expenses and other current assets	298,611	428,843
Income taxes receivable	868,645	538,285
Deferred income taxes	557,000	557,000
Total current assets	12,268,501	12,421,329
Property and equipment, net	3,761,465	3,743,675
Finite-life intangible assets, net	1,019,724	1,080,734
Other assets	348,093	310,089
Total assets	$17,397,783	$17,555,827

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$45,156	$57,540
Accounts payable	1,301,835	643,681
Accrued compensation	321,072	565,023
Warranty reserve	700,000	680,000
Other accrued liabilities	234,337	247,267
Total current liabilities	2,602,400	2,193,511
Long-term debt, less current maturities	1,274,775	1,332,455
Deferred income taxes	103,000	103,000
Total liabilities	3,980,175	3,628,966

Commitments and Contingencies (Note 7)

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,114,252 shares	81,143	81,143
Additional paid-in capital	13,200,352	13,134,938
Retained earnings	136,113	710,780
Total equity	13,417,608	13,926,861
Total liabilities and equity	$17,397,783	$17,555,827

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012

Net revenues	$3,501,075	$3,856,370	$6,919,253	$7,887,656
Cost of revenues	978,029	1,342,002	2,040,375	2,552,455
Gross profit	2,523,046	2,514,368	4,878,878	5,335,201

Operating expenses
Selling, general and administrative	2,739,104	3,000,532	5,463,032	5,816,544
Research and development	92,735	109,250	301,843	210,440
Total operating expenses	2,831,839	3,109,782	5,764,875	6,026,984
Operating loss	(308,793)	(595,414)	(885,997)	(691,783)
Interest expense, net of interest income of $3,940, $10,975, $11,338, and $15,322 respectively	19,469	25,777	34,670	62,516
Net loss before income taxes	(328,262)	(621,191)	(920,667)	(754,299)

Income tax benefit (expense)	89,000	210,000	346,000	272,000
Net loss	$(239,262)	$(411,191)	$(574,667)	$(482,299)

Loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.06)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252	8,114,252	8,114,252
Diluted	8,114,252	8,114,252	8,114,252	8,114,252

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(574,667)	$(482,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	259,074	231,918
Amortization of finite-life intangible assets	63,235	66,234
Amortization of debt issuance costs	8,136	6,377
Share-based compensation expense	65,414	86,382
Loss on disposal of property and equipment	28,178	22,020
Changes in operating assets and liabilities:
Accounts receivable	1,973,108	1,125,717
Inventories	(887,140)	493,388
Prepaid expenses and other assets	(210,972)	(272,371)
Accounts payable and accrued liabilities	407,275	(74,972)
Net cash provided by operating activities	1,131,641	1,202,394

Cash Flows From Investing Activities
Expenditures for property and equipment	(291,044)	(482,122)
Expenditures for finite-life intangible assets	(2,225)	(28,092)
Net cash used in investing activities	(293,269)	(510,214)

Cash Flows From Financing Activities
Net payments on revolving line of credit	—	(1,168,128)
Principal payments on long-term debt including capital lease obligations	(70,064)	(220,871)
Payments of deferred financing fees	(35,296)	—
Net cash used in financing activities	(105,360)	(1,388,999)
Net increase (decrease) in cash and cash equivalents	733,012	(696,819)
Cash and cash equivalents
Beginning of period	503,564	1,702,435
End of period	$1,236,576	$1,005,616

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $296,000 and $337,000 for the six months ended December 31, 2013 and 2012, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and six months ended December 31, 2013 and the year ended June 30, 2013.

Liquidity: For the three months ended December 31, 2013, the Company incurred a net loss of approximately $239,000, primarily as a result of a decrease in domestic home care revenues. Cash provided by operating activities was approximately $390,000 for the three months ended December 31, 2013. The principal sources of liquidity in the future are expected to be cash flows from operations and availability on our line of credit. In order to operate profitably in the future, the Company must increase its revenue.

The Company’s ability to generate sufficient cash flows over the next year could be negatively impacted by the business challenges in reimbursement from third party payers. There continues to be downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared with the prior year. In fiscal 2013, one of the largest domestic third party payers decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts were resolved during fiscal 2013, although the final completion of this process has extended into fiscal year 2014. The challenges the Company currently faces could result in future noncompliance with the covenants contained within the Company’s credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, or the Company is unable to renew the line of credit, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the bank could foreclose on these assets.

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

Net income (loss) per common share: Net loss is presented on a per share basis for both basic and diluted common shares. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net loss per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 614,900 and 599,900 were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2013 and 2012, respectively, as their impact was antidilutive.

Note 2.	Inventories

The components of inventory were approximately as follows:

	December 31, 2013	June 30, 2013
Parts inventory	$1,604,000	951,000
Work in process	214,000	196,000
Finished goods	479,000	263,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,267,000	1,380,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $542,000 and $479,000 at December 31, 2013 and June 30, 2013, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Balance, beginning	$1,081,000	1,174,000
Additions	2,000	37,000
Amortization expense	(63,000)	(130,000)
Balance, ending	$1,020,000	1,081,000

Note 4.	Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Beginning warranty reserve	$680,000	610,000
Accrual for products sold	103,000	232,000
Expenditures and costs incurred for warranty claims	(83,000)	(162,000)
Ending warranty reserve	$700,000	680,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the six months ended December 31, 2013 and 2012 was 37.6% and 36.1%, respectively. The Company records net deferred tax assets to the extent these assets will more likely than not be realized through an evaluation of the positive and negative evidence. Although realization is not assured, management currently believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced, or if negative evidence outweighs the positive evidence which currently supports such balances. Should this occur in the near future, it could necessitate a valuation allowance.

Note 6.	Financing Arrangements

On December 18, 2013, the Company entered into a new credit facility with Venture Bank, which replaced its facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2013. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at December 31, 2013) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

As a part of the new credit facility, the Company also refinanced its outstanding U.S. Bank term loan which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. It was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the Company’s real property.

The Company’s new credit facility contains certain financial and nonfinancial covenants which include requiring the company to maintain a minimum tangible net worth of not less than $12,000,000 and restricting the Company’s ability to incur certain additional indebtedness or pay dividends. As a result of paying off its outstanding loan and terminating its credit facility with U.S. Bank, the Company incurred approximately $3,000 in prepayment penalties.

Note 7.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.	Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company. For the six months ended December 31, 2013 and 2012, the Company made payments to the supplier of approximately $102,000 and $209,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and their impact on our sales; our beliefs regarding the effect of new products on our revenues; our expectations regarding contract renewal and negotiation; our expectations regarding long-term margins; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding insurance coverage for incurred litigation expenses; our beliefs regarding the benefits of our products; our beliefs regarding realization of deferred tax assets; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

          On December 30, 2013, we announced that we had received clearance from the FDA to market the SmartVest ® SQL™ (“SQL”), our newest product in the SmartVest family. SQL offers significant improvements in terms of lighter weight, quieter operation and an overall smaller footprint while utilizing the same wearable garment as previous Electromed products. Additionally, new features include programmable ramping, an enhanced pause feature and more user-friendly graphics. These are improvements that have been long requested by both patients who use and medical practitioners who prescribe HFCWO therapy devices. We believe these improvements will increase the likelihood that patients will adhere to their prescribed therapy regimen, resulting in better outcomes and lower treatment costs in the long term as therapy adherence reduces the potential for adverse events such as respiratory infections and pneumonia. We believe the features and benefits of the SQL make it an attractive option within the HFCWO market. We commenced selling the SQL into the domestic homecare market in January 2014. Due to the length of the reimbursement process for HFCWO as discussed in the Revenue section below, we believe the SQL will have minimal impact on revenue over the short term.

Critical Accounting Policies and Estimates

          Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The critical accounting policies used in the preparation of the financial statements as of December 31, 2013 have remained unchanged from June 30, 2013.

          Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating amounts contained in the financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes, and warranty reserve.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,		Increase (Decrease)
	2013	2012

Total Revenue	$3,501	$3,856	$(355)	(9.2)%

Home Care Revenue	$2,917	$3,308	$(391)	(11.8)%

International Revenue	$147	$228	$(81)	(35.5)%

Government/Institutional Revenue	$437	$320	$117	36.6%

          Home Care Revenue. Home care revenue was approximately $2,917,000 for the three months ended December 31, 2013, representing a decrease of approximately $391,000, or 11.8%, compared to the same period in 2012. The decrease in revenue was caused by lower average selling price from continued downward pricing pressure and a decrease in referral counts, as compared with the same period in the prior year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. In fiscal 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. The decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. We have completed the majority of the contracts with the Blue Cross and Blue Shield affiliates that had a large historical referral base, and we will continue to work with the remaining affiliates to become in-network providers.

          International Revenue. International revenue was approximately $147,000 for the three months ended December 31, 2013, representing a decrease of approximately $81,000, or 35.5%, compared to the same period in 2012. International sales can be affected by the timing of distributor purchases and cause fluctuation on a quarterly basis.

          Government/Institutional Revenue. Government/institutional revenue was approximately $437,000 for the three months ended December 31, 2013, representing an increase of approximately $117,000, or 36.6%, compared to approximately $320,000 during the same period in the prior year. This resulted from a $30,000 increase in government sales, which increased to approximately $94,000 for the three months ended December 31, 2013. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, also increased by $87,000 compared to the same period the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

          Gross profit

          Gross profit increased to approximately $2,523,000, or 72.1% of net revenues, for the three months ended December 31, 2013, from approximately $2,514,000, or 65.2% of net revenues, in the same period in the prior year. The increase in gross profit percentage was primarily the result of increased leverage of manufacturing costs as we built inventory in anticipation of bringing the new SmartVest SQL to the market. We believe that as we grow sales we will be able to continue to leverage manufacturing costs and margins, over the long-term, will remain around 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $2,739 ,000 for the three months ended December 31, 2013, representing a decrease of approximately $262,000, or 8.7% compared to SG&A expenses of approximately $3,001,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,449,000 for the three months ended December 31, 2013, representing a decrease of approximately $10,000, or 0.7% compared to approximately $1,459,000 in the same period the prior year.

          Professional fees for the three months ended December 31, 2013 were approximately $164,000, a decrease of approximately $218,000 compared to approximately $382,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, and expenses for printing and other shareowner services. The decrease in fees over the same period last year was primarily due to one-time consulting fees related to upgrading our information technology infrastructure that occurred in the prior, year as well as a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which was concluded by settlement of the parties in the first quarter of fiscal year 2014. We have insurance for professional fees and expenses incurred in connection with the litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

          Advertising and marketing expenses, including tradeshows and event sponsorships for the three months ended December 31, 2013 increased by approximately $13,000 to approximately $155,000, compared to approximately $142,000 in the same period in the prior year. Travel, meals and entertainment expenses were approximately $282,000 for the three months ended December 31, 2013, representing an increase of approximately $14,000, or 5.2%, compared to expenses of approximately $268,000 for the same period in the prior year. This increase was primarily due to attendance at additional tradeshows.

          In addition, selling, general and administrative expenses increased approximately $30,000 compared to the same period in the prior year as a result of the medical device excise tax that went into effect January 1, 2013.

          Research and development expenses. Research and development expenses were approximately $93,000 for the three months ended December 31, 2013, representing a decrease of approximately $16,000, or 14.7%, compared to approximately $109,000 in the same period the prior year. Research and development expenses for the three months ended December 31, 2013 were 2.6% of revenue, compared to 2.8% of revenue in the same period the prior year. As a percentage of revenue, we expect to spend approximately 3.0% to 5.0% of revenue on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $23,000 for the three months ended December 31, 2013, representing a decrease of approximately $14,000, or 37.8%, compared to approximately $37,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding.

          Income tax benefit

          Income tax benefit is estimated at approximately $89,000 for the three months ended December 31, 2013, compared to income tax benefit of $210,000 in the same period in the prior year. The effective tax rates for the three months ended December 31, 2013 and 2012 were 27.1% and 33.8%, respectively. We record net deferred tax assets to the extent these assets will more likely than not be realized. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. In the event that we continue to incur losses in the near future, or if we were to determine that we would be not able to realize our deferred income tax assets, we would make an adjustment to a valuation allowance, which would reduce the benefit for income taxes.

          Net loss

          Net loss for the three months ended December 31, 2013 was approximately $239,000 compared to net loss of approximately $411,000 for the same period the prior year. The net loss was primarily the result of a decrease in domestic home care revenue caused by lower average selling price from continued downward pricing pressure and a decrease in referral counts, year over year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. In fiscal year 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. The decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. The smaller net loss compared to the prior year was a result of increased leverage of manufacturing costs, which increased our gross margin percentage, as well as a decrease in consulting fees and legal expenses in the second quarter of fiscal year 2014 primarily due to the settlement of litigation during the first quarter of fiscal year 2014 that resulted from a shareholder’s proposal at our 2013 Annual Meeting of Shareholders.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

          Revenues

          Revenue results for the six month periods are summarized in the table below (dollar amounts in thousands).

	Six Months Ended December 31,		Increase (Decrease)
	2013	2012

Total Revenue	$6,919	$7,888	$(969)	(12.3)%

Home Care Revenue	$5,760	$6,882	$(1,122)	(16.3)%

International Revenue	$296	$337	$(41)	(12.2)%

Government/Institutional Revenue	$863	$669	$194	29.0%

          Home Care Revenue. Home care revenue was approximately $5,760,000 for the six months ended December 31, 2013, representing a decrease of approximately $1,222,000, or 16.3% compared to the same period in 2012. The decrease in revenue was caused by lower average selling price from continued downward pricing pressure and a decrease in referral counts, as compared with the same period in the prior year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. In fiscal year 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. The decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. We have completed the majority of the contracts with the Blue Cross and Blue Shield affiliates that had a large historical referral base, and we will continue to work with the remaining affiliates to become in-network providers.

          International Revenue. International revenue was approximately $296,000 for the six months ended December 31, 2013, representing a decrease of approximately $41,000, or 12.2% compared to the same period in 2012. This decrease resulted primarily from a decrease in sales to Asia. We continue to explore international opportunities in growth markets.

          Government/Institutional Revenue. Government/institutional revenue was approximately $863,000 for the six months ended December 31, 2013, representing an increase of approximately $194,000, or 29.0%, compared to approximately $669,000 during the same period in the prior year. This resulted from a $157,000 increase in government sales, which increased to approximately $282,000 for the six months ended December 31, 2013. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, also increased by $37,000 compared to the same period the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

          Gross profit

          Gross profit decreased to approximately $4,879,000, or 70.5% of net revenues, for the six months ended December 31, 2013, from approximately $5,335,000, or 67.6% of net revenues, in the same period in the prior year. The increase in gross profit percentage was primarily the result of increased leverage of manufacturing costs as we built inventory in anticipation of bringing the new SmartVest SQL to the market. We believe that as we grow sales we will be able to continue to leverage manufacturing costs and margins, over the long-term, will remain around 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $5,463,000 for the six months ended December 31, 2013, representing a decrease of approximately $354,000, or 6.1%, compared to SG&A expenses of approximately $5,817,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $2,838,000 for the six months ended December 31, 2013, representing an increase of approximately $44,000, or 1.6%, compared to approximately $2,794,000 in the same period the prior year. This increase was primarily a result of a one-time severance expense and increased staffing in our reimbursement department compared to the same period in the prior year.

          Advertising and marketing expenses, including tradeshows and event sponsorships expenses were approximately $263,000 in the six months ended December 31, 2013, representing a decrease of approximately $39,000, or 12.9%, compared to approximately $302,000 in the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed as well as targeting more cost-effective advertising.

          Professional fees for the six months ended December 31, 2013 were approximately $445,000, a decrease of approximately $182,000 compared to approximately $627,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one-time consulting expenses, and expenses for printing and other shareowner services. The decrease in fees over the same period last year was primarily due to one-time consulting fees related to upgrading our information technology infrastructure that occurred in the prior year, as well as a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which was concluded by settlement of the parties during the first quarter of fiscal year 2014. We have insurance for professional fees and expenses incurred in connection with the litigation and are working with our insurance carrier on coverage matters. While we believe that a majority of our fees and expenses incurred as a result of the litigation will be covered by insurance, there can be no guarantee of any specific coverage amount.

          Research and development expenses. Research and development expenses were approximately $302,000 for the six months ended December 31, 2013, representing an increase of approximately $92,000, or 43.8%, compared to approximately $210,000 in the same period the prior year. The increase was due to finalizing the development and testing of the new SmartVest SQL. Research and development expenses for the six months ended December 31, 2013 were 4.4% of revenue, compared to 2.7% of revenue in the same period the prior year. As a percentage of revenue, management expects to spend approximately 3.0% to 5.0% of revenue on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $46,000 for the six months ended December 31, 2013, representing a decrease of approximately $32,000, or 41.0%, compared to approximately $78,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding.

          Income tax benefit

          Income tax benefit is estimated at approximately $346,000 for the six months ended December 31, 2013 compared to income tax benefit of approximately $272,000 in the same period in the prior year. The effective tax rates for the six months ended December 31, 2013 and December 31, 2012 were 37.6% and 36.1%, respectively. On a quarterly basis, we estimate what the effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, the estimate is refined based on the facts and circumstances by each tax jurisdiction. We record net deferred tax assets to the extent these assets will more likely than not be realized. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. In the event that we continue to incur losses in the near future, or if we were to determine that we would be not able to realize our deferred income tax assets, we would make an adjustment to a valuation allowance, which would reduce the benefit for income taxes.

          Net loss

          Net loss for the six months ended December 31, 2013 was approximately $575,000 compared to net loss of approximately $482,000 for the same period the prior year. The increase in net loss primarily resulted from a decrease in sales volume partially offset by decreases in expenses. The net loss was primarily the result of a decrease in domestic home care revenue caused by lower average selling price from continued downward pricing pressure and a decrease in referral counts, year over year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. The net loss was also impacted by increased leverage of manufacturing costs which increased our gross margin percentage, as well as a decrease in consulting fees and legal expenses primarily due to the settlement of litigation during the first quarter of fiscal year 2014 that resulted from a shareholder’s proposal at our 2013 Annual Meeting of Shareholders.

          Our focus remains on controlling costs more aggressively in an environment of downward reimbursement pressure while implementing key growth strategies. These include marketing and selling our recently FDA-cleared SQL to the domestic homecare market, developing more international distributors and strengthening our focus on the institutional market by adding a senior sales position to increase and better leverage contracts.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the six months ended December 31, 2013, net cash provided by operating activities was approximately $1,132,000. Cash flows provided by operations consisted of approximately $575,000 in net loss, adjusted for non-cash expenses of approximately $424,000, offset by decreases in accounts receivable of $1,973,000 and increases in inventories and prepaid expenses and other assets of $887,000 and $211,000, respectively. In addition, accounts payable and accrued liabilities increased approximately $408,000.

          For the six months ended December 31, 2012, net cash provided by operating activities was approximately $1,202,000. Cash flows provided by operations consisted of approximately $482,000 in net loss, adjusted for non-cash expenses of approximately $413,000, offset by decreases in accounts receivable and inventories of $1,126,000 and $493,000, respectively, and increases in prepaid expenses and other assets of $272,000. In addition, accounts payable and accrued liabilities decreased approximately $75,000.

          Cash Flows from Investing Activities

          For the six months ended December 31, 2013, cash used in investing activities was approximately $293,000. During this period we paid approximately $291,000 for purchases of property and equipment. We also paid approximately $2,000 for patent related costs.

          For the six months ended December 31, 2012, cash used in investing activities was approximately $510,000. During this period we paid approximately $482,000 for purchases of property and equipment. We also paid approximately $28,000 for patent related costs.

          Cash Flows from Financing Activities

          For the six months ended December 31, 2013, cash used in financing activities was approximately $105,000, which consisted of principal payments on long-term debt of $70,000, and payments of deferred financing fees of $35,000.

          For the six months ended December 31, 2012, cash used in financing activities was approximately $1,389,000, which consisted of principal payments on long-term debt of $221,000, and payments on our revolving line of credit of $1,168,000.

Adequacy of Capital Resources

          Based on our current operational performance, we believe our working capital of approximately $10 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2014. Based on our ability to service our debt we believe that we will be able to renew our line of credit prior to December 18, 2014 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. Our credit facility contains certain financial and nonfinancial covenants and restricts us from incurring certain additional indebtedness and the payment of dividends. The agreement also contains financial covenants which require maintaining a minimum tangible net worth.

          Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility, or the inability to renew the line of credit. If the maturity of the indebtedness is accelerated or the line of credit is not renewed, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all of our tangible and intangible assets. If we are unable to repay such indebtedness, the bank could foreclose on these assets.

          On December 18, 2013, we entered into a new credit facility with Venture Bank, which replaced our facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2013. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at December 31, 2013) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

          As a part of the new credit facility, we also refinanced our outstanding U.S. Bank term loan which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. It was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the our real property.

          Our new credit facility contains certain financial and nonfinancial covenants which include requiring the us to maintain a minimum tangible net worth of not less than $12,000,000 and restricting our ability to incur certain additional indebtedness or pay dividends. As a result of paying off our outstanding loan and terminating the credit facility with U.S. Bank, we incurred approximately $3,000 in prepayment penalties. As of December 31, 2013, we had net unused availability of $2,500,000 under the line of credit.

          For the first six months of fiscal years 2013 and 2012, we spent approximately $291,000 and $482,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date: February 11, 2014	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit
Number	Description

10.1

Business Loan Agreement (Asset Based) between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.2

Rider to Business Loan Agreement (Asset Based) and Related Documents between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.3

Promissory Note from the Company to Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.4

Commercial Security Agreement between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.5

Business Loan Agreement between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.6

Rider to Business Loan Agreement and Related Documents between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.7

Promissory Note from the Company to Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.8

Mortgage between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

10.9

Assignment of Rents between the Company and Venture Bank, dated December 18, 2013 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.