Form 10-Q
period 2014-03-31
Electromed, Inc.
filed 2014-05-14
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 9, 2014.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$772,428	$503,564
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,469,927	9,014,043
Inventories	2,550,815	1,379,594
Prepaid expenses and other current assets	448,262	428,843
Income taxes receivable	529,599	538,285
Deferred income taxes, net	—	557,000
Total current assets	10,771,031	12,421,329
Property and equipment, net	3,972,254	3,743,675
Finite-life intangible assets, net	993,807	1,080,734
Other assets	359,504	310,089
Total assets	$16,096,596	$17,555,827

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$45,758	$57,540
Accounts payable	1,004,025	643,681
Accrued compensation	326,846	565,023
Warranty reserve	740,000	680,000
Other accrued liabilities	295,446	247,267
Total current liabilities	2,412,075	2,193,511
Long-term debt, less current maturities	1,262,889	1,332,455
Deferred income taxes, net	—	103,000
Total liabilities	3,674,964	3,628,966

Commitments and Contingencies (Note 7)

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,114,252 shares	81,143	81,143
Additional paid-in capital	13,208,759	13,134,938
(Accumulated deficit) retained earnings	(868,270)	710,780
Total equity	12,421,632	13,926,861
Total liabilities and equity	$16,096,596	$17,555,827

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

Net revenues	$3,956,335	$3,198,534	$10,875,588	$11,086,190
Cost of revenues	1,436,195	756,693	3,476,570	3,309,148
Gross profit	2,520,140	2,441,841	7,399,018	7,777,042

Operating expenses
Selling, general and administrative	2,634,036	3,034,189	8,097,067	8,850,735
Research and development	103,166	101,460	405,009	311,899
Total operating expenses	2,737,202	3,135,649	8,502,076	9,162,634
Operating loss	(217,062)	(693,808)	(1,103,058)	(1,385,592)
Interest expense, net of interest income of $392, $618, $11,730, and $15,940 respectively	23,321	29,158	57,992	91,673
Net loss before income taxes	(240,383)	(722,966)	(1,161,050)	(1,477,265)

Income tax benefit (expense)	(764,000)	292,000	(418,000)	564,000
Net loss	$(1,004,383)	$(430,966)	$(1,579,050)	$(913,265)

Loss per share:
Basic and diluted	$(0.12)	$(0.05)	$(0.19)	$(0.11)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252	8,114,252	8,114,252
Diluted	8,114,252	8,114,252	8,114,252	8,114,252

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,579,050)	$(913,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	409,651	344,695
Amortization of finite-life intangible assets	95,082	98,069
Amortization of debt issuance costs	13,078	8,691
Share-based compensation expense	73,821	132,179
Deferred income taxes	454,000	—
Loss on disposal of property and equipment	34,110	43,143
Changes in operating assets and liabilities:
Accounts receivable	2,544,116	1,652,815
Inventories	(1,171,221)	250,971
Prepaid expenses and other assets	(37,930)	(632,197)
Accounts payable and accrued liabilities	184,333	5,086
Net cash provided by operating activities	1,019,990	990,187

Cash Flows From Investing Activities
Expenditures for property and equipment	(626,327)	(707,140)
Expenditures for finite-life intangible assets	(8,155)	(35,642)
Net cash used in investing activities	(634,482)	(742,782)

Cash Flows From Financing Activities
Net payments on revolving line of credit	—	(1,208,128)
Principal payments on long-term debt including capital lease obligations	(81,348)	(236,762)
Payments of deferred financing fees	(35,296)	—
Net cash used in financing activities	(116,644)	(1,444,890)
Net increase (decrease) in cash and cash equivalents	268,864	(1,197,485)
Cash and cash equivalents
Beginning of period	503,564	1,702,435
End of period	$772,428	$504,950

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $585,000 and $552,000 for the nine months ended March 31, 2014 and 2013, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and nine months ended March 31, 2014 and the year ended June 30, 2013.

Liquidity: For the three and nine months ended March 31, 2014, the Company incurred a net loss of approximately $1,004,000 and $1,579,000, respectively. This was primarily as a result of a decrease in domestic home care revenues and the addition of a valuation allowance against the Company’s deferred tax assets. Cash generated in operating activities was approximately $1,020,000, for the nine months ended March 31, 2014. The principal sources of liquidity in the future are expected to be cash flows from operations and availability on our line of credit. In order to operate profitably in the future, the Company must increase its revenue.

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

The Company was in violation of the tangible net worth covenant during the quarter ended March 31, 2014, and the bank has waived the event of default. On May 6, 2014, the Company entered into an amendment to the credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. The Company believes it will be able to maintain compliance with the future covenants set forth in the amendment and negotiate an extension of the line of credit past its current expiration date of December 31, 2014, or obtain alternative financing.

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

Net loss per common share: Net loss is presented on a per share basis for both basic and diluted common shares. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net loss per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 609,900 and 624,900 were excluded from the calculation of diluted earnings per share for the three and nine months ended March 31, 2014 and 2013, respectively, as their impact was antidilutive.

Note 2.	Inventories

The components of inventory were approximately as follows:

	March 31, 2014	June 30, 2013
Parts inventory	$1,821,000	$951,000
Work in process	146,000	196,000
Finished goods	614,000	263,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,551,000	$1,380,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $574,000 and $479,000 at March 31, 2014 and June 30, 2013, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2014	Year Ended June 30, 2013
Balance, beginning	$1,081,000	$1,174,000
Additions	8,000	37,000
Amortization expense	(95,000)	(130,000)
Balance, ending	$994,000	$1,081,000

Note 4.	Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2014	Year Ended June 30, 2013
Beginning warranty reserve	$680,000	$610,000
Accrual for products sold	192,000	232,000
Expenditures and costs incurred for warranty claims	(132,000)	(162,000)
Ending warranty reserve	$740,000	$680,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the nine months ended March 31, 2014 and 2013 was negative 36.0% and 38.2%, respectively. For the nine months ended March 31, 2014, the Company recorded an income tax expense of $418,000. This amount includes a current tax benefit of $36,000 and a discrete tax expense of $454,000 due primarily to the Company’s recording of a full valuation allowance against all of its net US federal and state deferred tax assets at March 31, 2014. For the three months ended March 31, 2014, tax expense also included $346,000 of tax expense due to the reversal of the current tax benefit recorded during the first two quarters of the fiscal year.

The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified. The Company’s current and previous losses were given more weight than its future outlook. Under this approach, the recent cumulative losses and the loss recorded this quarter became a piece of significant negative evidence. This factor impaired the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance included:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the evaluation of these factors, in the quarter ended March 31, 2014, the Company determined that a full valuation allowance was appropriate. In future periods, the Company will continue to assess the likelihood that its deferred taxes will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations.

Note 6.	Financing Arrangements and Subsequent Events

On December 18, 2013, the Company entered into a new credit facility with Venture Bank, which replaced its facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2014. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at March 31, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

The Company’s new credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $12,000,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends. As a result of paying off its outstanding loan and terminating its credit facility with U.S. Bank, the Company incurred approximately $3,000 in prepayment penalties.

The Company was in violation of the tangible net worth covenants during the quarter ended March 31, 2014, and bank has waived the events of default. On May 6, 2014, the Company entered into an amendment to the credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000.

Note 7.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.	Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company. For the nine months ended March 31, 2014 and 2013, the Company made payments to the supplier of approximately $163,000 and $288,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and their impact on our sales; our beliefs regarding the effect of new products on our revenues; our expectations regarding contract renewal and negotiation; our expectations regarding long-term margins; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding insurance coverage for incurred litigation expenses; our beliefs regarding the benefits of our products; our beliefs regarding realization of deferred tax assets and the associated valuation allowance; our beliefs regarding the sufficiency of working capital; and our ability and intention with regard to future financing and compliance with financial covenants in our current credit facility. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Critical Accounting Policies and Estimates

          Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The critical accounting policies used in the preparation of the financial statements as of March 31, 2014 have remained unchanged from June 30, 2013.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013

Total Revenue	$3,956	$3,199	$757	23.7%

Home Care Revenue	$3,227	$2,611	$616	23.6%

International Revenue	$289	$215	$74	34.4%

Government/Institutional Revenue	$440	$373	$67	18.0%

          Home Care Revenue. Home care revenue was approximately $3,227,000 for the three months ended March 31, 2014, representing an increase of approximately $616,000, or 23.6%, compared to the same period in 2013. The increase in revenue was caused by an increase in approvals and a higher average selling price based on the mix of referrals, as compared with the same period in the prior year. There continues to be added administrative procedures implemented by third party payers in the insurance claims process, which has lengthened the approval process compared to the prior year. In fiscal 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. The decentralization has required significantly more administrative efforts on our part to complete the necessary contracts to maintain our national coverage with that payer. We have completed the majority of the contracts with the Blue Cross and Blue Shield affiliates that had a large historical referral base, and we will continue to work with the remaining affiliates to become in-network providers.

          International Revenue. International revenue was approximately $289,000 for the three months ended March 31, 2014, representing an increase of approximately $74,000, or 34.4%, compared to the same period in 2013. International sales can be affected by the timing of distributor purchases and cause fluctuation on a quarterly basis.

          Government/Institutional Revenue. Government/institutional revenue was approximately $440,000 for the three months ended March 31, 2014, representing an increase of approximately $67,000, or 18.0%, compared to approximately $373,000 during the same period in the prior year. This resulted from a $6,000 increase in government sales, which increased to approximately $75,000 for the three months ended March 31, 2014. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, also increased by $61,000 compared to the same period the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

          Gross profit

          Gross profit increased to approximately $2,520,000, or 63.7% of net revenues, for the three months ended March 31, 2014, from approximately $2,442,000, or 76.3% of net revenues, in the same period in the prior year. The decrease in gross profit percentage was primarily the result of the mix of referrals which included a lower percentage of approvals on an increase in the number of units shipped, and, as is often the case with new products, we have not yet reached full efficiency in sourcing and manufacturing the SQL and this directly impacted our gross margin in the quarter. We believe that as we grow sales, we will be able to continue to leverage manufacturing costs and gross margins, over the long-term, will return to approximately 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $2,634,000 for the three months ended March 31, 2014, representing a decrease of approximately $400,000, or 13.2%, compared to SG&A expenses of approximately $3,034,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,449,000 for the three months ended March 31, 2014, representing a decrease of approximately $137,000, or 8.6%, compared to approximately $1,586,000 in the same period the prior year. This decrease was due to a 2.9% reduction in full time equivalent employees including certain higher compensated employees.

          Professional fees for the three months ended March 31, 2014 were approximately $126,000, a decrease of approximately $194,000 compared to approximately $320,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, and expenses for printing and other shareowner services. The decrease in fees over the same period last year was primarily due to one-time consulting fees related to upgrading our information technology infrastructure that occurred in the prior year, as well as a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which was concluded by settlement of the parties in the first quarter of fiscal year 2014. We have insurance for professional fees and expenses incurred in connection with the litigation and are working with our insurance carrier on coverage matters. During April 2014 we received approximately $100,000 of reimbursement from insurance and we believe there is a possibility of receiving additional reimbursement, however, there can be no guarantee of any specific additional coverage amount.

          Advertising and marketing expenses, including tradeshows and event sponsorships, for the three months ended March 31, 2014 decreased by approximately $56,000 to approximately $100,000, compared to approximately $156,000 in the same period in the prior year due to onetime costs associated with our website redesign in the prior year. Travel, meals and entertainment expenses were approximately $281,000 for the three months ended March 31, 2014, representing a decrease of approximately $32,000, or 10.2%, compared to expenses of approximately $313,000 for the same period in the prior year. This decrease was primarily due to eliminating the Company’s winter sales event.

          In addition, selling, general and administrative expenses increased approximately $14,000 compared to the same period in the prior year as a result of the medical device excise tax, which increased due to increased revenue.

          Research and development expenses. Research and development expenses were approximately $103,000 for the three months ended March 31, 2014, representing an increase of approximately $2,000, or 2.0%, compared to approximately $101,000 in the same period the prior year. Research and development expenses for the three months ended March 31, 2014 were 2.6% of revenue, compared to 3.2% of revenue in the same period the prior year. As a percentage of revenue, we expect to spend approximately 3.0% to 5.0% of revenue on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $24,000 for the three months ended March 31, 2014, representing a decrease of approximately $6,000, or 20.0%, compared to approximately $30,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding and a lower interest rate on the debt refinanced on December 18, 2013.

          Income tax benefit

          Income tax expense was estimated at approximately $764,000 for the three months ended March 31, 2014, compared to income tax benefit of $292,000 in the same period in the prior year. The income tax expense for the three months ended March 31, 2014 includes a current tax expense of $310,000 and a discrete tax expense of $454,000 due primarily to our decision to record a full valuation allowance against all of our net US federal and state deferred tax assets at March 31, 2014. The effective tax rates excluding the adjustment for the valuation allowance for the three months ended March 31, 2014 and 2013 were 32.9% and 40.4%, respectively.

          Net loss

          Net loss for the three months ended March 31, 2014 was approximately $1,004,000 compared to net loss of approximately $431,000 for the same period the prior year. The net loss was primarily the result of our decision to record a full valuation allowance against our net US federal and state deferred tax assets at March 31, 2014. Excluding the adjustments for the valuation allowance included in tax expense our adjusted net loss for the three months ended March 31, 2014 was approximately $161,000, a decrease of approximately $270,000 from the same period the prior fiscal year. The smaller adjusted net loss was due to an increase in revenues and a decrease in certain selling, general and administrative expenses offset by higher cost of revenues. We believe this non-GAAP measure of adjusted net loss is useful because it excludes the significant one-time expense related to the recording of the valuation allowance expense that is considered to be non-operational and of a non-cash nature. This non-GAAP measure thereby allows us to evaluate our current performance and make comparisons to past performance on a consistent basis.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

          Revenues

          Revenue results for the nine month periods are summarized in the table below (dollar amounts in thousands).

	Nine Months Ended March 31,		Increase (Decrease)
	2014	2013

Total Revenue	$10,876	$11,086	$(210)	(1.9)%

Home Care Revenue	$8,987	$9,492	$(505)	(5.3)%

International Revenue	$585	$552	$33	6.0%

Government/Institutional Revenue	$1,304	$1,042	$262	25.1%

          Home Care Revenue. Home care revenue was approximately $8,987,000 for the nine months ended March 31, 2014, representing a decrease of approximately $505,000, or 5.3%, compared to the same period in 2013. The decrease in revenue was caused by a lower average selling price from continued downward pricing pressure and a decrease in referral counts as compared with the same period in the prior year. There also continues to be added administrative procedures implemented by third party payers in the insurance claims process, which has lengthened the approval process compared to the prior year. In fiscal year 2013, one of the largest domestic third party payers, Blue Cross and Blue Shield, decentralized its contracting process. The decentralization has required significantly more administrative efforts on our part to complete the necessary contracts to maintain our national coverage with that payer. We have completed the majority of the contracts with the Blue Cross and Blue Shield affiliates that had a large historical referral base, and we will continue to work with the remaining affiliates to become in-network providers.

          International Revenue. International revenue was approximately $585,000 for the nine months ended March 31, 2014, representing an increase of approximately $33,000, or 6.0%, compared to the same period in 2013. This increase resulted from an increase in sales to Europe.

          Government/Institutional Revenue. Government/institutional revenue was approximately $1,304,000 for the nine months ended March 31, 2014, representing an increase of approximately $262,000, or 25.1%, compared to approximately $1,042,000 during the same period in the prior year. This resulted from a $163,000 increase in government sales, which increased to approximately $357,000 for the nine months ended March 31, 2014. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, also increased by $98,000 compared to the same period the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

          Gross profit

          Gross profit decreased to approximately $7,399,000, or 68.0% of net revenues, for the nine months ended March 31, 2014, from approximately $7,777,000, or 70.2% of net revenues, in the same period in the prior year. The decrease in gross profit percentage was primarily the result of lower average selling price, and, as is often the case with new products, we have not yet reached full efficiency in sourcing and manufacturing the SQL and this directly impacted our gross margin in the quarter. We believe that as we grow sales, we will be able to continue to leverage manufacturing costs and gross margins, over the long-term, will return to approximately 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $8,097,000 for the nine months ended March 31, 2014, representing a decrease of approximately $754,000, or 8.5%, compared to SG&A expenses of approximately $8,851,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $4,286,000 for the nine months ended March 31, 2014, representing a decrease of approximately $94,000, or 2.1%, compared to approximately $4,380,000 in the same period the prior year. This decrease was due to a 2.9% reduction in full time equivalent employees.

          Advertising and marketing expenses, including tradeshows and event sponsorships, were approximately $363,000 in the nine months ended March 31, 2014, representing a decrease of approximately $95,000, or 20.7%, compared to approximately $458,000 in the same period in the prior year. This decrease was primarily due to the elimination of industry training that was sponsored by Electromed as well as targeting more cost-effective advertising.

          Professional fees for the nine months ended March 31, 2014 were approximately $571,000, a decrease of approximately $376,000 compared to approximately $947,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one-time consulting expenses, and expenses for printing and other shareowner services. The decrease in fees over the same period last year was primarily due to one-time consulting fees related to upgrading our information technology infrastructure that occurred in the prior year, as well as a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which was concluded by settlement of the parties during the first quarter of fiscal year 2014. We have insurance for professional fees and expenses incurred in connection with the litigation and are working with our insurance carrier on coverage matters. During April 2014 we received approximately $100,000 of reimbursement from insurance and we believe there is a possibility of receiving additional reimbursement, however, there can be no guarantee of any specific additional coverage amount.

          Research and development expenses. Research and development expenses were approximately $405,000 for the nine months ended March 31, 2014, representing an increase of approximately $93,000, or 29.8%, compared to approximately $312,000 in the same period the prior year. The increase was due to finalizing the development and testing of the new SmartVest SQL. Research and development expenses for the nine months ended March 31, 2014 were 3.7% of revenue, compared to 2.8% of revenue in the same period the prior year. As a percentage of revenue, management expects to spend approximately 3.0% to 5.0% of revenue on research and development expenses over the long term.

          Interest expense

          Interest expense was approximately $70,000 for the nine months ended March 31, 2014, representing a decrease of approximately $38,000, or 35.2%, compared to approximately $108,000 for the same period the prior year. The decrease resulted from a decrease in average debt outstanding and a lower interest rate on the debt refinanced on December 18, 2013.

          Income tax benefit

          Income tax expense was estimated at approximately $418,000 for the nine months ended March 31, 2014, compared to income tax benefit of $564,000 in the same period in the prior year. The income tax expense for the nine months ended March 31, 2014 includes a current tax benefit of $36,000 and a discrete tax expense of $454,000 due primarily to our decision to record a full valuation allowance against all of our net US federal and state deferred tax assets at March 31, 2014. The effective tax rates excluding the adjustment for the valuation allowance for the nine months ended March 31, 2014 and 2013 were 36.0% and 38.2%, respectively.

          Net loss

          Net loss for the nine months ended March 31, 2014 was approximately $1,579,000 compared to net loss of approximately $913,000 for the same period the prior year. The net loss was primarily the result of our decision to record a full valuation allowance against all of our net US federal and state deferred tax assets at March 31, 2014. Excluding the adjustments for the valuation allowance included in tax expense our adjusted net loss for the nine months ended March 31, 2014, was approximately $736,000, a decrease of approximately $177,000 from the same period the prior fiscal year. The smaller adjusted net loss was due to a decrease in certain selling, general and administrative expenses offset by lower revenues and a higher cost of revenues. We believe this non-GAAP measure of net loss is useful because it excludes the significant one-time expense related to the recording of the valuation allowance that is considered to be non-operational and of a non-cash nature. This non-GAAP measure thereby allows us to evaluate our current performance and make comparisons to past performance on a consistent basis.

          Our focus remains on controlling costs in an environment of downward reimbursement pressure while implementing key growth strategies. These include marketing and selling our recently FDA-cleared SQL to the domestic homecare market, and strengthening our focus on the institutional market which includes the recent addition of a senior sales position better leverage our current contracts and adding new contracts.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the nine months ended March 31, 2014, net cash provided by operating activities was approximately $1,020,000. Cash flows provided by operations consisted of approximately $1,579,000 in net loss, adjusted for non-cash expenses of approximately $1,080,000, offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities of $2,544,000 and $184,000, respectively. In addition, inventories and prepaid expenses and other assets increased approximately $1,171,000 and 38,000, respectively.

          For the nine months ended March 31, 2013, net cash provided by operating activities was approximately $990,000. Cash flows provided by operations consisted of approximately $913,000 in net loss, adjusted for non-cash expenses of approximately $627,000, offset by decreases in accounts receivable, inventories, and trade payables and accrued liabilities of $1,653,000, $251,000, and $5,000, respectively. In addition, prepaid expenses and other assets increased by approximately $632,000.

          Cash Flows from Investing Activities

          For the nine months ended March 31, 2014, cash used in investing activities was approximately $634,000. During this period we paid approximately $626,000 for purchases of property and equipment. We also paid approximately $8,000 for patent related costs.

          For the nine months ended March 31, 2013, cash used in investing activities was approximately $743,000. During this period we paid approximately $707,000 for purchases of property and equipment. We also paid approximately $36,000 for patent and trademark related costs.

          Cash Flows from Financing Activities

          For the nine months ended March 31, 2014, cash used in financing activities was approximately $117,000, which consisted of principal payments on long-term debt of $81,000, and payments of deferred financing fees of $35,000.

          For the nine months ended March 31, 2013, net cash used in financing activities was approximately $1,445,000, which consisted of principal payments on long-term debt of $237,000, and payments on our revolving line of credit of $1,208,000.

Adequacy of Capital Resources

          Based on our current operational performance, we believe our working capital of approximately $8 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2014. Based on our ability to service our debt we believe that we will be able to renew our line of credit prior to December 18, 2014 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. Our credit facility contains certain financial and nonfinancial covenants and restricts us from incurring certain additional indebtedness and the payment of dividends. The credit facility also contains financial covenants which require maintaining a minimum tangible net worth. We were in violation of the tangible net worth covenant during the quarter ended March 31, 2014, and the bank has waived the event of default. As discussed below, we entered into an amendment to the credit facility to reduce the minimum tangible net worth requirement going forward.

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

          On December 18, 2013, we entered into a new credit facility with Venture Bank, which replaced our facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2013. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at March 31, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

          As a part of the new credit facility, we also refinanced our outstanding U.S. Bank term loan which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. It was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on our real property.

          Our new credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $12,000,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. On May 6, 2014, we entered into an amendment to our credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. As a result of paying off our outstanding loan and terminating the credit facility with U.S. Bank, we incurred approximately $3,000 in prepayment penalties. As of March 31, 2014, we had net unused availability of $2,500,000 under the line of credit.

          For the first nine months of fiscal years 2014 and 2013, we spent approximately $626,000 and $707,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mine Safety Disclosures

          None.

Item 5. Other Information

          On May 6, 2014, the Company entered into an amendment to its credit facility with Venture Bank, which reduced the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. All other material terms of the credit facility remain unchanged.

          The foregoing description of the amendment is qualified in its entirety by reference to the complete text of Business Loan Agreement, dated May 6, 2014; the Rider to Business Loan Agreement and Related Documents, dated May 6, 2014; the Change in Terms Agreement, dated May 6, 2014; the Business Loan Agreement, dated May 6, 2014; the Rider to Business Loan Agreement (Asset Based), dated May 6, 2014; and the Change in Terms Agreement, dated May 6, 2014, copies of which are filed herewith as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, and incorporated herein by reference.

Item 6. Exhibits

          See attached exhibit index.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: May 14, 2014	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1	Business Loan Agreement between the Company and Venture Bank, dated May 6, 2014.

10.2	Rider to Business Loan Agreement and Related Documents between the Company and Venture Bank, dated May 6, 2014.

10.3	Change in Terms Agreement between the Company and Venture Bank, dated May 6, 2014.

10.4	Business Loan Agreement (Asset Based) between the Company and Venture Bank, dated May 6, 2014.

10.5	Rider to Business Loan Agreement (Asset Based) and Related Documents between the Company and Venture Bank, dated May 6, 2014.

10.6	Change in Terms Agreement between the Company and Venture Bank, dated May 6, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.