Form 10-K
period 2014-06-30
Electromed, Inc.
filed 2014-09-23
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2013 was approximately $20,800,000 based upon the closing price of the Registrant’s common stock on such date.

There were 8,114,252 shares of the registrant’s common stock outstanding as of September 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2015 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2014, are incorporated by reference into Part III of this Form 10-K.

Electromed, Inc.
Index to Annual Report on Form 10-K

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

          Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report relate to the following: our business strategy, including our intended level of investment in research and development and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; our business strengths and competitive advantages; our plans and expectations with respect to international sales growth; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; and our anticipated revenues, expenses, capital requirements and liquidity. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS,” “Item 2. PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

PART I

Item 1. Business.

Overview

          Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) designs, manufactures, markets and sells innovative products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function with a commitment to excellence and compassionate service. Our goal has always been to make High Frequency Chest Wall Oscillation (“HFCWO”) treatments as effective, convenient, and comfortable as possible, so our patients will adhere to their prescribed treatment schedule. Electromed was incorporated in Minnesota in 1992. In August 2010, we completed an initial public offering and our common stock is traded on the NYSE MKT under the ticker symbol “ELMD.”

          Electromed’s Core Purpose: Making life’s important moments possible – one breath at a time. ®

          The SmartVest System features a programmable electro-mechanical air pulse generator and therapy garment, which together provide safe, comfortable, and effective airway clearance therapy. The SmartVest System generates HFCWO, also known as High Frequency Chest Compression, a technique for airway clearance therapy. HFCWO facilitates airway clearance by loosening and mobilizing respiratory secretions in a patient’s lungs. A vest is worn over the torso that repeatedly compresses and releases the chest at frequencies from 5 to 20 cycles per second. Each compression (or oscillation) produces pulsations within the lungs that shear secretions from the surfaces of the airways and propels them toward the mouth where they can be removed by normal coughing. HFCWO therapy can be performed with the patient sitting upright unlike traditional chest physical therapy which must be performed on the patient while they are placed in a series of often uncomfortable positions.

          Studies show that HFCWO therapy is as effective an airway clearance method for patients who have cystic fibrosis or other forms of compromised pulmonary function as traditional chest physical therapy administered by a respiratory therapist. However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe that HFCWO treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications that are associated with impaired mucus transport. Secondary complications, such as pneumonia, may be serious or life-threatening and often result in costly hospital visits. In addition, the SmartVest System is designed with an emphasis on patient comfort, which promotes compliance with prescribed treatment schedules, leading to improved airway clearance and enhanced respiratory function.

          We believe that the lightweight, portable design allows patients greater freedom to travel and enjoy activities of daily living, resulting in enhanced quality of life. A broad range of vest and wrap sizes for children and adults allow for tailored fit and function. User-friendly controls allow children to administer their own daily therapy under minimal adult supervision. Electromed has established product support services to provide education, training, and follow-up with the patient population to insure the product is integrated into their daily treatment regimen. We believe advantages of the SmartVest System to the independent patient include:

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

The SmartVest System

          The SmartVest System consists of a therapy garment, a programmable electro-mechanical air pulse generator for creating and controlling the air pulses, and a patented single hose which delivers the air pulses from the generator to the inflatable vest.

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

          The SmartVest therapy garment offers the following features:

•

Design: The SmartVest garments are low profile, featuring a soft, breathable fabric. All of our products offer 360-degree coverage. Our SmartVest garment uses a patented open system with active inflate-active deflate design, which can prevent lags in pulse pressure accommodation as compared to a closed-loop system, in which electronic signal generators must continuously send changes in air fill instruction to the air pump. We believe patient comfort is improved as a result of our open system design.

•

Size and Ease of Use: The SmartVest garment consists of a washable acrylic shell with quick fit Velcro®-like closures available in an array of colors and in eight sizes to accommodate children and adults. The simple design of the overlap closure system creates a broad size adjustment range to insure a properly tailored fit. The patented design includes a removable bladder, permitting the garment to be easily washed and dried.

Other Products

          We market the Single Patient Use (“SPU”) SmartVest® and SmartVest Wrap® to health care providers, particularly those working in intensive care units. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for the duration of their stay. Both products facilitate continuity of care because they introduce the patient to our product line and may encourage use of the SmartVest System for home care, which can be provided to patients with a chronic condition upon discharge. Both products provide full coverage pulsation.

Our Markets

          We market our HFCWO products to a broad patient population.

          The SmartVest System is currently prescribed to patients who suffer from cystic fibrosis (“CF”), bronchiectasis, neuromuscular disorders such as cerebral palsy, muscular dystrophies, and ALS, the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (COPD), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. The essential requirements that make a patient a candidate for airway clearance therapy are compromised respiratory function with a need to:

•	improve bronchial drainage;

•	enhance airway clearance of mucus; and

•	carry out activities of daily living.

          The patient populations for the following diseases are listed below. Not all individuals with these conditions suffer from compromised pulmonary function.

•	Cystic Fibrosis: An estimated 30,000 persons in the United States (70,000 worldwide) have cystic fibrosis, and there are an estimated 1,000 new cases of cystic fibrosis diagnosed each year.1 2

•	Bronchiectasis: The worldwide prevalence of bronchiectasis is unknown, although it is estimated there are over 110,000 persons in the United States receiving treatment for bronchiectasis.[3]

•

Chronic Obstructive Pulmonary Disease (COPD): Recent estimates suggest there are approximately 15 – 23.6 million persons in the United States diagnosed with COPD and more than 52 million[2] worldwide.4 5

[1] About CF. (2014). Retrieved September 2, 2014, from http://www.cff.org/aboutcf/

[2] American Lung Association. State of Lunch Disease in Diverse Communities 2010: Cystic Fibrosis (CF). Retrieved September 3, 2014, from http://www.lung.org/assets/documents/publications/solddc-chapters/cf.pdf

[3] Weycker D, Edelsberg J, Oster G, Tino G. Prevalence and economic burden of bronchiectasis. Clin Pulm Med. 2005; 12(4): 205-209.
[4] Centers for Disease Control and Prevention. Chronic obstructive pulmonary disease among adults—United States, 2011. MMWR. 2012; 61(46):938-943.

•

Cerebral Palsy: An estimated 764,000 persons in the United States and 17 million worldwide have cerebral palsy. Approximately 8,000 – 10,000 babies born each year in the United States will develop cerebral palsy.6 7

•

Amyotrophic lateral sclerosis (ALS): Recent estimates suggest that as many as 30,000 persons in the United States and approximately 280,000 – 420,000 worldwide have ALS. An estimated 5,600 persons in the United States and approximately 28,000 – 126,000 persons worldwide are diagnosed with ALS each year.8 9

•	Duchenne and Becker Muscular Dystrophy (DMD and BMD): Approximately 500 - 600 male newborns are diagnosed with muscular dystrophy each year in the United States, Duchenne and Becker types.[10]
Worldwide, DMD affects approximately 1 in 3,500 male births; BMD affects approximately 1 in 18,500 male births.[11]

Marketing, Sales and Distribution

          We derive the majority of our revenue from domestic home care sales, though in fiscal 2014 revenue in the institutional and governmental market increased 18.2% to $1.7 million due to an increase in sales resources. Due to readmission penalties associated with the Affordable Care Act for certain diseases and conditions, we believe opportunities for further growth exist for HFCWO therapy in the institutional market as well as home care since the device used by a patient in an institution may affect the choice of which device they will use upon discharge. Throughout the year, we worked to enhance our domestic sales team and improve our reimbursement processes. We expect to achieve future sales and earnings growth through expanding market share, by increasing home care referrals and building awareness of the choice patients and clinicians have for HFCWO devices. Additionally we have implemented more formalized time and territory tracking methodology and enhance marketing support to improve sales execution.

          We generate sales leads through multiple channels which include participation in medical conferences, direct mailings to pulmonology clinics and medical centers, participation with patient organizations such as the Cystic Fibrosis Foundation, maintenance of industry contacts in order to increase the visibility and acceptance of our products by physicians and health care professionals, as well as through patients by word of mouth and traffic to our website. In addition, we place advertisements in leading medical magazines and journals.

          Domestic Marketing

          In the United States, Electromed markets and sells its products through a network of direct sales representatives for home care referrals and to hospitals for inpatient care. Each representative, or Clinical Area Managers (“CAM”), is responsible for introducing our products, principally the SmartVest System, to clinics and hospitals within a specific geographical area, and for providing continued support to customers. As of June 30, 2014, we had 26 total sales representatives, including three regional sales managers, 22 CAMs and an institutional accounts manager. Collectively, our sales force covers the entire United States,

[5] Juvelekian, G., & Stoller, K. (2012, October). Chronic Obstructive Pulmonary Disease. Retrieved from http://www.clevelandclinicmeded.com/medicalpubs/diseasemanagement/pulmonary/chronic-obstructive-pulmonary-disease/

[6] Prevalence and Incidence of Cerebral Palsy. (n.d.). Retrieved September 2, 2014, from http://cerebralpalsy.org/about-cerebral-palsy/prevalence-of-cerebral-palsy/
[7] Facts about Cerebral Palsy. (n.d., para. 2). Retrieved September 2, 2014, from http://cpirf.org/facts-about-cerebral-palsy/
[8] Who Gets ALS? (2011, February). Retrieved September 2, 2014, from http://www.alsa.org/about-als/who-gets-als.html
[9] Binetti, Giuliano. Amyotrophic Lateral Sclerosis (ALS). Neuro-Degenerative Diseases. Alzheimer Europe, 14 June 2012.
[10] Statistics about Muscular Dystrophy. (2014, June). Retrieved September 2, 2014, from http://www.rightdiagnosis.com/m/musdys/stats.htm
[11] Centers for Disease Control and Prevention. Prevalence of Duchenne/Becker Muscular Dystrophy Among Males Aged 5--24 Years --- Four States, 2007 MMWR. 2009; 58(40):1119 – 1122.

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

          Because sale of the SmartVest System is by physician’s prescription only, we market to health care professionals, such as doctors, nurses, respiratory therapists, case managers, and clinic coordinators. However, with respect to both our in-home and institutional products, the health care professionals’ decisions may be based on preferences expressed by patients. Therefore, we believe that it is also important to market our products to patients and caregivers directly. In addition, because the availability of reimbursement is an important consideration for health care professionals and patients, we must also demonstrate the effectiveness of our product to public and private insurance providers. The availability of reimbursement exists primarily due to an established Healthcare Common Procedure Coding System code (“HCPC code”) for HFCWO. A HCPC code is assigned to services and products by the Centers for Medicare and Medicaid Services. Because our product has a HCPC code assigned, a claim can be billed for reimbursement using that code.

          International Marketing

          In fiscal 2014, our international sales comprised approximately 5.2% of net revenue. Internationally, Electromed sells through independent distributors specializing in respiratory products. Through June 30, 2014, the majority of our distributors operated in exclusive territories. Our principal distributors are located in Europe, the Arab States of the Persian Gulf, Southeast Asia, and South and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Upon review of our sales plans for fiscal 2015, we intend to focus corporate resources on our current international distributors with less emphasis on contracting new distributors for the SmartVest System.

Competition

          The original HFCWO technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc.) which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of this technology. All of ARI’s products use a two-hose, closed-loop system, in contrast to the single-hose, active inflate-active deflate system that the SmartVest System uses, which we believe provides greater ease of use and patient comfort. In 2005, Respiratory Technologies, Inc., a privately held company doing business as RespirTech, received FDA clearance to market their inCourage® system (the “inCourage System”), which includes a HFCWO vest. Like the SmartVest System, ARI’s The Vest® and RespirTech’s inCourage System are cleared for market by the FDA. Most recently, an HFCWO system known as the Respin 11 (the “Respin 11”) by RespInnovation SAS was cleared to market by the FDA in 2013. From a clinical performance perspective and most importantly an FDA perspective, all HFCWO products have demonstrated a common clinical standard of “substantial equivalence.” As a result, product features and benefits such as, size, weight of the generator, reputation for patient services, and sales effectiveness of field personnel have become the key drivers of product sales.

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

          Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We believe our primary competitive advantages over alternative treatments are patient comfort, ease of use, and the effectiveness of HFCWO treatment as compared to CPT and other alternative treatments. Because HFCWO is not “technique dependent,” as compared to most other pulmonary therapy products, therapy begins automatically once power is provided and remains consistent and controlled for the duration of the session. Reimbursement for the diverse patient populations for each of these pulmonary therapies varies greatly because a patient’s medical care costs are typically addressed by a combination of private insurance and government benefit schedules, as well as state health care policies and programs.

Research and Development

          As of June 30, 2014, our research and development staff consisted of two full-time engineers and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products which receive the appropriate product approvals and regulatory clearances around the world.

          During the fiscal years ended June 30, 2014 and 2013, we incurred research and development expenses of approximately $466,000 and $603,000, respectively. As a result of our expected continued investments in enhancing the SmartVest System, management expects to spend approximately 2.0% to 4.0% of net revenue on research and development expenses over the long term.

Intellectual Property

          As of June 30, 2014, we held 21 issued U.S. patents and 19 foreign patents covering the SmartVest System and its underlying technology, and had 15 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. Our first U.S. and foreign patent will expire in 2016.

          We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries in which we have identified as key markets for our products. These markets include the European Union, Canada, Japan, and other countries.

          We have also received 8 U.S. trademark and service mark registrations: SMARTVEST (stylized logo), SMARTVEST WRAP®, MEDPULSE (stylized logo), CREATING SUPERIOR CARE THROUGH INNOVATION®, MEDPULSE RESPIRATORY VEST SYSTEM®, SQL®, SMARTVEST SQL®, and MAKING LIFE’S IMPORTANT MOMENTS POSSIBLE-ONE BREATH AT A TIME®. We hold one pending application in Canada for SMARTVEST and have one pending international application through the Madrid Protocol for SMARTVEST designating China, European Union, India, Japan and Mexico.

Manufacturing

          Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 10,000 square feet and we are certified on an annual basis to be compliant with ISO 13485 and ISO 9001 quality system standards. Our site has been regularly audited by the FDA and ISO, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, Minnesota, consistent with FDA, Underwriters Laboratory (“UL”), and ISO standards. While all third-party vendors present some degree of risk, many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor the supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply.

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

          Most patients are able to qualify for reimbursement and payment from Medicare, Medicaid, private insurance or combinations of the foregoing. We expect that subsequent generations of HFCWO products will also qualify for reimbursement under Medicare Plan B and most major health plans. However, some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. In addition, we face the risk that new or modified products could have a lower reimbursement rate, or that the levels of reimbursement currently available for our existing products could decrease, which would hamper our ability to market and sell that product. Consequently, our sales will continue to depend in part on the availability of coverage and reimbursement from third-party payers, even though our devices may have been cleared for marketing by the FDA. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the procedure is furnished.

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

          Payments for overseas sales are made directly by the distributors, and we are not involved in the reimbursement process. International sales were approximately 5.2% and 5.4% of our net revenue during fiscal years 2014 and 2013, respectively.

Governmental Regulation

Medicare and Medicaid

          Recent government and private sector initiatives in the U.S. and foreign countries are aimed to limiting the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, and are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement the program will pay for particular procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. In addition, many private insurance programs look to Medicare as a guideline in setting coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among customers.

Product Regulations

          Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign regulatory agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Since inception, management has retained the necessary clinical, medical, legal and regulatory expertise to support required clearances and approvals to market our products. Our regulatory and quality assurance departments provide detailed oversight of their areas of responsibility.

          In addition to the clearances and approvals discussed below, we obtained ISO 9001 and ISO 13485 Certification in January 2005, which demonstrates our commitment to quality as well as ensures the processes are in place to produce safe and effective medical devices.

          FDA Requirements

          We have received clearance from the FDA to market our products, including the SmartVest System, as a “powered percussor” for the purpose of improving bronchial drainage and enhanced airway clearance of mucus. If we develop new medical devices or modifications to existing products that would affect the product’s safety or effectiveness, we may be required to obtain FDA clearance before marketing the new or modified product in the U.S., either through the 510(k) clearance process or the more complex Premarket Approval process. The process may be time consuming and expensive, particularly if clinical trials are required. Failure to obtain such clearances or approvals could adversely affect our ability to grow our business.

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

          We are required to register annually with the FDA as a device manufacturer and, as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including maintenance of a Design History File for each device, quality system control and written operational procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. We are also required to maintain certain certifications in order to sell products internationally, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

          Advertising of medical devices, in addition to being regulated by the FDA, is also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others can also initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared claim of use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

          European Union and Other Regions

          The European Union has adopted rules that require that medical products receive the right to affix the CE mark, which stands for Conformité Européenne (European Conformity). The CE mark demonstrates adherence to quality standards and compliance with relevant European medical device directives. Products that bear the CE mark can be imported to, sold or distributed within the European Union. We obtained clearance to use the European Union CE Mark on our products in April 2005. Renewal of the CE mark is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE mark in good standing since originally receiving it and most recently renewed it in January 2010. We also require all of our distributors to comply with their home country regulations in our distributor agreements.

The 2010 Healthcare Reform Legislation, medical device excise tax and Federal Physician Payments Sunshine Act

          U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted into law in March 2010. The PPACA imposes a 2.3% excise tax on certain domestic sales of medical devices by manufactures. To the extent the third party payers and institutions will not absorb increased costs represented by the tax because of reimbursement or contract limitations, we are not able to offset the tax with increased revenue.

          We are unable to predict the extent of the regulation and the full impact of the PPACA as it also includes provisions aimed at improving the quality and decreasing the costs of healthcare, many of which are not effective for several years and program details have not yet been fully established.

          Federal Physician Payments Sunshine Act

          The Federal Physician Payment Sunshine Act—Section 6002 of the PPACA was adopted on February 1, 2013. The purpose of Sunshine Act is to create transparency of the financial relationship between medical device companies and doctors and/or teaching hospitals. The Sunshine Act requires all manufacturers of drugs and medical devices to annually report to the Centers for Medicare and Medicaid Services (CMS) any payments or any other “transfers of value” made to physicians and teaching hospitals including but not limited to: consulting fees, grants, clinical research support, royalties, honoraria, and meals. This information will then be posted on a public website so that consumers can see exactly how much is being paid to their physician by pharmaceutical and medical device companies. This section of the PPACA requires ongoing data collection and annual management and reporting which add additional costs for us as a medical device company in order to comply with the Physician Payment Sunshine Act mandate.

Fraud and Abuse Laws

          Federal health care laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded health care programs. The principal federal laws include:

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

Environmental Laws

          We are also subject to various environmental laws and regulations both within and outside the U.S. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing, sterilization, and disposal processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position, or cash flows.

Employees

          As of June 30, 2014, we employed 97 total employees, 92 of which were full-time. Of our 97 employees, 20% are respiratory therapists licensed by appropriate state professional organizations, including all of the employees in our Patient Services Department. In addition, we retain several consultants as independent contractors, who assist with reimbursement, product development, and other subjects as needed. We also retain more than 300 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the United States. Over 85% of these independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists. The remainder of these health care professionals are licensed in fields such as respiratory care, nursing or physical therapy.

          None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

          Set forth below are the names, titles, periods of service, and business experience of our executive officers.

Name	Age	Title

Kathleen S. Skarvan	58	Chief Executive Officer

Jeremy Brock, CPA	35	Chief Financial Officer

Kathleen S. Skarvan—Chief Executive Officer

          Ms. Skarvan joined Electromed in December 2012 as Chief Executive Officer, and became a director in November 2013. Ms. Skarvan served as Vice President of Operations at OEM Fabricators from November 2011 until October 2012. Prior to her position with OEM Fabricators, Ms. Skarvan served in various roles at Hutchinson Technology Incorporated, most recently as the President of the Disk Drive Components Division from April 2007 until March 2011. As President of the Disk Drive Components Division, Ms. Skarvan managed a public company division with annual revenues in excess of $300 million. Ms. Skarvan also served as a Senior Vice President of Hutchinson Technology Incorporated from December 2010 to March 2011, and as Vice President of Sales & Marketing of the Disk Drive Components Division from October 2003 until April 2007.

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

Item 2. Properties.

          We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 total square feet, which are located on an approximately 2.3 acre parcel at 500 Sixth Avenue NW, New Prague, Minnesota 56071 and 502 Sixth Avenue NW, New Prague, Minnesota 56071. This owned property is subject to a mortgage with Venture Bank as security for our term loan from Venture Bank (see Note 5 to the Consolidated Financial Statements, included in Part II, Item 8 of this Report for further information on this mortgage). We also lease approximately 20,000 square feet of warehouse and office space in a building adjacent to the manufacturing facilities. We consider the current facilities to be satisfactory for our growth plans.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          Our common stock currently trades on the NYSE MKT under the symbol “ELMD”. The following table sets forth the high and low sales prices of our common stock by quarter during the 2014 and 2013 fiscal years.

	2014 Fiscal Year
Quarter Ended	High	Low
September 30	$1.40	$0.90
December 31	$3.50	$0.98
March 31	$3.29	$1.35
June 30	$1.56	$1.00

	2013 Fiscal Year
Quarter Ended	High	Low
September 30	$2.31	$1.43
December 31	$2.03	$1.21
March 31	$1.86	$1.23
June 30	$1.46	$1.11

Holders

          As of September 19, 2014, there were 123 registered holders of our common stock.

Dividends

          We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future. Currently, the agreement governing our credit facility restricts our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

          None.

Purchase of Equity Securities by the Company and Affiliated Purchasers.

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

          We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) which includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. SmartVest SQL was designed, developed and cleared by the FDA in December of 2013 and launched exclusively to the domestic homecare market in second half of fiscal 2014. Our products are sold for both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” For approximately twelve years, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, and ALS, the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (COPD), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

          Because sale of the SmartVest System is by a physician’s prescription only, we market to physicians and health care providers as well as directly to patients. We have established our own domestic sales force, which we believe is able to provide superior support and training to our customers. In addition, we have non-exclusive independent contractor arrangements with more than 300 respiratory therapists and health care professionals who also provide education and training to our customers. Further, although the reimbursement process is subject to many contingencies, the SmartVest System is often eligible for reimbursement from major private insurance providers, HMOs, state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy. We also sell internationally through foreign distributors.

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

          During the second half of fiscal year 2014 we launched exclusively to the domestic homecare market, our next generation SmartVest System, the SmartVest SQL, which was designed with features that our patients and clinicians asked for. In addition to being smaller, quieter and lighter than our previous versions, we enhanced programmability and ease of use. We expect to offer the SmartVest SQL to the institutional and international segments although a specific timeframe has not been determined.

          We have been generating revenue from the sale of the SmartVest System or its predecessor products since 2000 and had generated net income in the fiscal years ended June 30, 2006 through June 30, 2012. For the fiscal years ended June 30, 2014 and 2013, we generated revenue of approximately $15,488,000 and $15,104,000 with net losses of approximately $1,289,000 and $1,329,000, respectively. Our sales increased 2.5% for fiscal 2014 after declining 22.6% for the 2013 fiscal year compared to the 2012 fiscal year. Management believes the decrease in revenue for the 2013 fiscal year was caused primarily by downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process compared to the prior year. Additionally, one of the largest domestic third party payers decentralized its contracting process. The decentralization required additional time to complete the necessary reimbursement contracts with individual affiliates to maintain our national coverage with that payer. Certain contracts with these affiliates were resolved during fiscal 2013, although the final completion of this process extended into fiscal 2014. Additionally, in fiscal 2013, turnover in our sales force increased our percentage of CAMs with lower tenure which negatively affected sales volumes in specific regions. Throughout fiscal 2014, we continued the work we started in fiscal 2013 to enhance our domestic sales team and improve our reimbursement processes. As a result we grew revenue in each quarter of fiscal 2014 with the second half of the year sales increasing by 34% compared to the first half of the year. We also continued our focus on maintaining costs and reduced our operating losses each quarter until the fourth quarter when we achieved an operating profit of $362,000.

          Our goals for fiscal year 2015 include:

•	Deliver profitable growth that is sustainable beyond 2015;
•	Reduce manufacturing costs for SmartVest SQL to bring margins into line with our previous products;
•	Grow quality referrals and increase the rate of reimbursement on referrals;
•	Enhance our superior service model and world-class reimbursement support: and
•	Maintain the highest standards of integrity, respect and privacy.

          Our key growth strategies include:

•	Offering innovation in HFCWO products and services;
•	Enhancing our superior service model and world-class reimbursement support;
•	Increasing sales team productivity and lead generation;
•	Executing broader third party payer coverage;
•	Expanding our geographic footprint in institutions; and
•	Treating our customers and patients with integrity and respect.

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

          Certain third-party reimbursement agencies pay us on a monthly installment basis, which can span from 18 to 60 months. Wisconsin, California, and New York Medicaid constitute the majority of our installment method sales. Due to the length of time over which reimbursement is received, we believe that the inherent uncertainty of collection due to external factors noted above precludes us from making a reasonable estimate of revenue at the time the product is shipped. In certain circumstances, the patient must periodically attest that the unit continues to be utilized as a prerequisite to continued reimbursement coverage. Therefore, we believe the installment method is appropriate for these sales. If the third party reimbursement agency discontinues payment and we determine no further payments will be made from the patient, the carrying value of the account receivable is written off as a period adjustment against the previously recognized sales. Under the installment method, we do not record accounts receivable or revenue at the time of product shipment. We defer the revenue associated with the sale and, as each installment is received, that amount is recognized as revenue. Deferred costs associated with the sale are amortized to cost of revenue ratably over the estimated period in which collections are scheduled to occur.

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

          We request that customers return previously-sold units that are no longer in use to us in order to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We anticipate obtaining certification to recondition and resell returned units during fiscal 2015. Currently, returned units are primarily used for warranty replacement parts and demonstration equipment.

Valuation of Long-lived and Intangible Assets

          Long-lived assets, primarily property and equipment and finite-life intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base, and a realization of failed marketing efforts. The recoverability of an asset is measured by a comparison of the unamortized balance of the asset to future undiscounted cash flows. If we believe the unamortized balance is unrecoverable, we would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset. The amount of such impairment would be charged to operations at the time of determination.

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

Warranty Reserve

          We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States, we provide a lifetime warranty to the individual patient for whom the system is prescribed. For sales to institutions within the United States, and for all other sales to individuals and institutions made outside of the United States, we provide a three-year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability, and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrant.

Share-Based Compensation

          Share-based payment awards consist of options issued to employees for services. Expense is estimated using the Black-Scholes pricing model at the date of grant and the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award. In determining the fair value of our share-based payment awards, we make various assumptions using the Black-Scholes pricing model, including expected risk free interest rate, stock price volatility, life and forfeitures. Please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

          Revenues

          Revenue results for the twelve month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,		Increase (Decrease)
	2014	2013
Total Revenue	$15,488	$15,104	$384	2.5%

Home Care Revenue	$12,997	$12,862	$135	1.0%

International Revenue	$801	$812	$(11)	(1.4%)

Government/Institutional Revenue	$1,690	$1,430	$260	18.2%

          Home Care Revenue. Our home care revenue increased by 1.0%, or approximately $135,000, in fiscal 2014 compared to fiscal 2013. The increase in revenue was caused by an increase in approvals. We have continued to improve our internal process to combat the added administrative procedures implemented by third party payers in the insurance claims process, we have seen improvements in our approval times and increased home care revenue each quarter in fiscal 2014 with a 26% increase in home care revenue in the second half of the fiscal year compared to the first half.

          International Revenue. International revenue decreased by 1.4% in fiscal 2014, or $11,000. In fiscal 2014, we saw decreased sales in Asia, Central/South America and Europe offset by an increase in sales to the Middle East.

          Government/Institutional Revenue. Revenue from sales to government and private institutions increased by approximately $260,000 in fiscal 2014 compared to fiscal 2013. Revenue from sales to the U.S. Department of Veterans Affairs and other government institutions increased by approximately $173,000, or 60.0%, from approximately $289,000 in fiscal 2013 to approximately $462,000 in fiscal 2014. Revenue from sales to private institutions increased by approximately $87,000 or 7.6%, from approximately $1,141,000 in fiscal 2013 to approximately $1,228,000 in fiscal 2014. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

          Gross Profit

          Gross profit increased to $10,634,000, or 68.7% of net revenues, for the fiscal year ended June 30, 2014, from approximately $10,449,000, or 69.2% of net revenues, for the fiscal year ended June 30, 2013. The decrease in gross profit percentage was primarily the result of not yet reaching full efficiency in sourcing and manufacturing the SmartVest SQL, which directly impacted our gross margin in the second half of the fiscal year. We believe that as we grow sales, we will be able to continue to leverage manufacturing costs and that gross margins, over the long-term, will return to approximately 70%. Slightly higher revenue per approval offset some of the increased costs. The gross profit percentage can fluctuate due to average reimbursement based on the mix of referrals during any set period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether the individual patient meets prerequisite medical criteria for reimbursement, affect average reimbursement received on a short-term basis. These factors tend to fluctuate margins on a short-term basis.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal year ended June 30, 2014 were approximately $10,909,000, compared to approximately $11,673,000 for the prior year, a decrease of approximately $764,000, or 6.5%. SG&A payroll and compensation related expenses decreased by approximately $54,000, or 0.9%, to approximately $5,811,000. The decrease in fiscal 2014 was primarily due to timing of realignment of certain management positions during fiscal 2014.

          Legal and professional fees decreased by approximately $569,000 to approximately $727,000, compared to approximately $1,296,000 in fiscal 2013. These fees are for services related to legal costs, reporting requirements, expenses related to information technology security and backup, one time consulting expenses, and expenses for printing and other shareowner services. The decrease in fees over the prior year was primarily due to legal fees from a shareholder’s proposal at our 2013 Annual Meeting of Shareholders and the resulting litigation, which was concluded by settlement of the parties in the first quarter of fiscal year 2014, reduction in fees for information technology support as we brought some of those services in house, and one-time consulting fees related to upgrading our information technology infrastructure that occurred in fiscal 2013. We have insurance for professional fees and expenses incurred in connection with the past shareholder litigation. During fiscal year 2014, we received approximately $211,000 of reimbursement from insurance, which was included as a reduction in SG&A expense on the statement of operations.

          Advertising and marketing expenses, including tradeshows and event sponsorships decreased by approximately $90,000, or 15.3%, to approximately $499,000 in fiscal 2014, compared to approximately $589,000 in fiscal 2013. The decrease was primarily related to moving the marketing function in house, thus reducing marketing fees, onetime costs associated with our website redesign in the prior year, as well as targeting more cost-effective advertising. Travel, meals and entertainment expenses were approximately $1,149,000 for fiscal year 2014 compared to $1,218,000 in the prior year, representing a decrease of approximately $69,000, or 5.7%. This decrease was primarily due to eliminating the Company’s winter sales meeting and the elimination of industry training that was sponsored by Electromed.

          In addition, selling, general and administrative expenses increased approximately $90,000 as a result of the medical device excise tax that became effective January 1, 2013 and increased to $140,000 in fiscal 2014 compared to $50,000 in the prior year.

          Research and development expenses. Research and development (“R&D”) expenses were approximately $466,000 and $603,000, or 3.0% and 4.0% of net revenues, for the fiscal years ended June 30, 2014 and 2013, respectively, a decrease of approximately $137,000. The decrease in R&D expenses was caused by a reduction in professional fees and other expenses related to the development of the SmartVest SQL in fiscal year 2013. As a percentage of sales, management expects to spend approximately 2.0% to 4.0% of net revenue on research and development expenses over the long term.

          Interest expense

          Interest expense decreased to approximately $79,000 in fiscal 2014, compared to $117,000 in fiscal 2013, a decrease of approximately $38,000. The decrease was primarily due to a decrease in average outstanding debt.

          Income tax expense / benefit

          Income tax expense was $469,000 in fiscal 2014, compared to income tax benefit of $615,000 in fiscal 2013. The income tax expense for fiscal 2014 includes a current tax expense of $15,000 and a discrete tax expense of $454,000 due primarily to our decision to record a full valuation allowance against all of our net U.S. federal and state deferred tax assets during the quarter ended March 31, 2014. The effective tax rates excluding the adjustment for the valuation allowance for the years ended June 30, 2014 and 2013 were 31.5% and 31.6%, respectively.

          Net income/loss

          Net loss for the twelve months ended June 30, 2014 was approximately $1,289,000, compared to net loss of approximately $1,329,000 in fiscal 2013. Excluding the adjustments for the valuation allowance included in tax expense our adjusted net loss for the year ended June 30, 2014, was approximately $562,000, an improvement of approximately $767,000 from the prior fiscal year. The smaller adjusted net loss was due primarily to a decrease in certain selling, general and administrative and research and development expenses and an increase in revenues, offset by a higher cost of revenues. We believe this non-GAAP measure of net loss is useful because it excludes the significant one-time expense related to the recording of the valuation allowance that is considered to be non-operational and of a non-cash nature. This non-GAAP measure thereby allows us to evaluate our current performance and make comparisons to past performance on a consistent basis.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the fiscal year ended June 30, 2014, our net cash provided by operating activities was approximately $2,063,000. Our net loss of approximately $1,289,000 was adjusted for non-cash expenses of approximately $1,389,000. It was also adjusted by a decrease in accounts receivable and prepaids and other assets of approximately $2,527,000 and $594,000, respectively. Cash provided by operating activities was offset by an increase of inventories of approximately $856,000 and a decrease in current liabilities of approximately $302,000.

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

          Cash Flows from Investing Activities

          For the fiscal year ended June 30, 2014, cash used in investing activities was approximately $936,000. Cash used in investing activities primarily consisted of approximately $895,000 in net expenditures for property and equipment and $41,000 in payments for patent and trademark costs.

          For the fiscal year ended June 30, 2013, cash used in investing activities was approximately $1,053,000. Cash used in investing activities primarily consisted of approximately $1,017,000 in net expenditures for property and equipment and $37,000 in payments for patent and trademark costs.

          Cash Flows from Financing Activities

          For the fiscal year ended June 30, 2014, cash used in financing activities was approximately $128,000, consisting of $93,000 in principal payments on long-term debt and $35,000 in payments for deferred financing fees.

          For the fiscal year ended June 30, 2013, cash used in financing activities was approximately $2,022,000, consisting of approximately $1,768,000 in payments on the line of credit and $254,000 in principal payments on long-term debt.

Adequacy of Capital Resources

          Our primary working capital requirements relate to adding employees in our sales force and supporting functions, continuing research and development efforts, and supporting general corporate needs, for general corporate purposes, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $8.6 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2014. Based on our ability to service our debt and relationship with our lender we believe that we will be able to renew our line of credit prior to December 18, 2014. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

          On December 18, 2013, we entered into a new credit facility with Venture Bank, which replaced our facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at June 30, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable, and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of our tangible and intangible assets.

          As a part of the new credit facility, we also refinanced our outstanding U.S. Bank term loan which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. This loan was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on our real property. As a result of paying off our outstanding loan and terminating credit facility with U.S. Bank, we incurred approximately $3,000 in prepayment penalties.

          Our new credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $12,000,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in violation of the tangible net worth covenant during the quarter ended March 31, 2014, and the bank has waived the event of default. On May 6, 2014, we entered into an amendment to the credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. We were in compliance with the tangible net worth covenant as of June 30, 2014.

          Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness, preventing access to additional funds under the credit facility, requiring prepayment of outstanding indebtedness under the credit facility, or refusing to renew the line of credit. If the maturity of the indebtedness is accelerated or the line of credit is not renewed, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all of our tangible and intangible assets. If we are unable to repay such indebtedness, the bank could foreclose on these assets.

          We spent approximately $895,000 and $1,017,000 on property and equipment during the 2014 and 2013 fiscal years, respectively. We currently expect to finance equipment purchases with borrowings under our credit facility and cash flows from operations. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

          In connection with the Employment Agreement we entered into with our Chief Executive Officer, Ms. Kathleen Skarvan, as amended and restated effective July 1, 2014, we may be required to make cash payments if she resigns following a change in control, is terminated at any time without cause or resigns for good reason (as defined in the agreement). The amount of the severance payment would be an amount equal to one year of her then-current base salary. The current term of the agreement ends on the last day of fiscal 2016 and will automatically renew for successive one-year periods unless earlier terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

          In connection with the Employment Agreement we entered into with our Chief Financial Officer, Mr. Jeremy Brock, as amended and restated effective July 1, 2014, we may be required to make cash payments if he resigns following a change in control, is terminated at any time without cause or resigns for good reason (as defined in the agreement). The amount of the severance payment would be an amount equal to one year of his then-current base salary. The first term of the amended and restated agreement will end on the last day of fiscal year 2016. The agreement will automatically renew for successive one year periods unless earlier terminated pursuant to the terms of the agreement. The severance amount would be payable in a lump sum within 60 days of the separation event, and the executive would, in order to receive the severance and continued benefits, be required to sign a release of claims against us, return all property owned by Electromed and agree not to disparage us.

Certain Information Concerning Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

New Accounting Pronouncements

          In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. ASU No. 2013-11 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this update will have a material impact on our financial statements.

          In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluation the potential impact the adoption of this update will have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Electromed, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Electromed, Inc. and Subsidiary as of June 30, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electromed, Inc. and Subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
September 23, 2014

Electromed, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2014 and 2013

	June 30,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$1,502,702	$503,564
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,487,267	9,014,043
Inventories	2,235,496	1,379,594
Prepaid expenses and other current assets	397,853	428,843
Income tax receivable	—	538,285
Deferred income taxes	—	557,000
Total current assets	10,623,318	12,421,329
Property and equipment, net	3,935,802	3,743,675
Finite-life intangible assets, net	930,451	1,080,734
Other assets	302,595	310,089
Total assets	$15,792,166	$17,555,827

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$46,375	$57,540
Accounts payable	380,582	643,681
Accrued compensation	391,040	565,023
Warranty reserve	700,000	680,000
Other accrued liabilities	302,482	247,267
Total current liabilities	1,820,479	2,193,511

Long-term debt, less current maturities	1,251,192	1,332,455
Deferred income taxes	—	103,000
Total liabilities	3,071,671	3,628,966

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,114,252 issued and outstanding	81,143	81,143
Additional paid-in capital	13,217,166	13,134,938
(Accumulated Deficit) Retained Earnings	(577,814)	710,780
Total equity	12,720,495	13,926,861
Total liabilities and equity	$15,792,166	$17,555,827

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended June 30, 2014 and 2013

	Years Ended June 30,
	2014	2013

Net revenues	$15,487,875	$15,104,422
Cost of revenues	4,853,873	4,655,372
Gross profit	10,634,002	10,449,050

Operating expenses
Selling, general and administrative	10,908,531	11,673,068
Research and development	466,063	603,375
Total operating expenses	11,374,594	12,276,443
Operating loss	(740,592)	(1,827,393)

Interest expense, net of interest income of $12,393 and $16,772 respectively	79,002	116,883
Net loss before income taxes	(819,594)	(1,944,276)

Income tax benefit (expense)	(469,000)	615,000
Net loss	$(1,288,594)	$(1,329,276)

Loss per share:
Basic and Diluted	$(0.16)	$(0.16)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252
Diluted	8,114,252	8,114,252

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Equity
Years Ended June 30, 2014 and 2013

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2012	8,114,252	$81,143	$12,959,136	$2,040,056	$15,080,335

Net loss	—	—	—	(1,329,276)	(1,329,276)
Share-based compensation expense	—	—	175,802	—	175,802

Balance at June 30, 2013	8,114,252	81,143	13,134,938	710,780	13,926,861

Net loss	—	—	—	(1,288,594)	(1,288,594)
Share-based compensation expense	—	—	82,228	—	82,228
Balance at June 30, 2014	8,114,252	$81,143	$13,217,166	$(577,814)	$12,720,495

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2014 and 2013

	Years Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,288,594)	$(1,329,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	567,341	459,817
Amortization of finite-life intangible assets	128,205	130,047
Amortization of debt issuance costs	18,019	11,006
Share-based compensation expense	82,228	175,802
Deferred income taxes	454,000	(78,000)
Loss on disposal of property and equipment and intangibles assets	138,827	48,428
Changes in operating assets and liabilities:
Accounts receivable	2,526,776	1,836,816
Inventories	(855,902)	1,012,822
Income Tax Receivable	538,285	(197,541)
Prepaid expenses and other assets	55,761	(115,415)
Accounts payable and accrued liabilities	(302,285)	(77,849)
Net cash provided by operating activities	2,062,661	1,876,657

Cash Flows From Investing Activities
Expenditures for property and equipment	(895,177)	(1,016,624)
Expenditures for finite-life intangible assets	(40,622)	(36,748)
Net cash used in investing activities	(935,799)	(1,053,372)

Cash Flows From Financing Activities
Net payments on revolving line of credit	—	(1,768,128)
Proceeds from long-term debt	1,300,000	—
Principal payments on long-term debt including capital lease obligations	(1,392,428)	(254,028)
Payments of deferred financing fees	(35,296)	—
Net cash used in financing activities	(127,724)	(2,022,156)
Net increase (decrease) in cash and cash equivalents	999,138	(1,198,871)
Cash and cash equivalents
Beginning of period	503,564	1,702,435
End of period	$1,502,702	$503,564

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2014 and 2013

	Years Ended June 30
	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$78,812	$116,195
Cash paid for income taxes	7,329	10,356

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment included in accounts payable	$5,700	$65,282

See Notes to Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. The Company had international sales of approximately $801,000 and $812,000 for the years ended June 30, 2014 and 2013, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

Principles of consolidation and related party transaction: The accompanying consolidated financial statements include the accounts of Electromed, Inc. and its wholly owned subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the years ended June 30, 2014 and 2013.

Liquidity: For the years ended June 30, 2014 and 2013 the Company incurred net losses of approximately $1,289,000 and $1,329,000, respectively. The losses resulted primarily from a decrease in domestic home care revenues compared to fiscal 2012, and from recording a full valuation allowance against all of its net U.S. federal and state deferred tax assets in fiscal 2014. Cash provided by operating activities was $2,063,000 and $1,877,000 for the years ended June 30, 2014 and 2013, respectively. The principal sources of liquidity in the future are expected to be cash flows from operations and availability on our line of credit. In order to operate profitably in the future, the Company must increase its revenue.

The Company’s ability to generate sufficient cash flows over the next year could be negatively impacted by the continued business challenges in reimbursement from third party payers. There continues to be downward pressure on pricing and added administrative procedures implemented by third party payers in the insurance claims process which has lengthened the approval process. In fiscal 2013, one of the largest domestic third party payers decentralized its contracting process. As a result, the decentralization has required significantly more administrative efforts on the part of the Company to complete the necessary contracts to maintain our national coverage with that payer. Certain contracts were resolved during fiscal 2013, although the final completion of this process extended into fiscal 2014. The challenges the Company currently faces could result in future noncompliance with the covenants contained within the Company’s credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, or the Company is unable to renew the line of credit, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the bank could foreclose on these assets.

The Company was in violation of the tangible net worth covenant during the quarter ended March 31, 2014, and the bank waived the event of default. On May 6, 2014, the Company entered into an amendment to the credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. The Company was in compliance with the tangible net worth covenant as of June 30, 2014, and believes it will be able to maintain compliance with the future covenants set forth in the amendment and negotiate an extension of the line of credit past its current expiration date of December 18, 2014, or obtain alternative financing.

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

A summary of sales made under the installment method are as follows:

	Years Ended June 30,
	2014	2013
Revenue recognized under installment sales	$1,100,000	$1,029,000
Amortized cost of revenues recognized	149,000	136,000

Unrecognized installment method sales were as follows:

	June 30,
	2014	2013
Estimated unrecognized sales, net of discounts	$1,908,000	$2,290,000
Unamortized costs of revenues included in prepaid and other current assets and other assets	305,000	365,000

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of goods sold and were $290,000 and $259,000 for the years ended June 30, 2014 and 2013, respectively.

Cash and cash equivalents: Cash equivalents consist of commercial paper with maturity dates of less than three months. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2014 and 2013.

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

If the Company believes the carrying value is unrecoverable, it would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset or asset group. The amount of such impairment would be charged to operations in the current period. During the year ended June 30, 2014, the Company abandoned certain domestic and foreign patents with a net value of approximately $63,000. The patents covered technology that management considered outdated and was no longer in use. In fiscal 2013, the Company had no impairment associated with its long-lived assets.

Warranty liability: We provide a lifetime warranty on products sold to patients in the United States and a three-year warranty for institutional sales within the United States, as well as for all other sales to individuals and institutions outside of the United States. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2014	2013
Beginning warranty reserve	$680,000	$610,000
Accrual for products sold	196,000	232,000
Expenditures and costs incurred for warranty claims	(176,000)	(162,000)
Ending warranty reserve	$700,000	$680,000

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the years ended June 30, 2014 and 2013 were approximately $576,000, and $628,000, respectively.

Share-based payments: Share-based payment awards consist of options issued to employees for services, and to non-employees in lieu of payment for services. Expense is estimated using the fair value of products or services rendered or the Black-Scholes pricing model at the date of grant and is recognized on a straight-line basis over the requisite service or vesting period of the award, or at the time services are provided by for non-employee awards.

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2014, the fair value of long-term debt was not significantly different than its carrying value.

Basic and diluted earnings (loss) per share: Basic per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the earnings or increasing the earnings per share. Common stock equivalents of 604,900 and 599,900 were excluded from the calculation of diluted earnings per share for the years ended June 30, 2014 and 2013, respectively, as their impact was antidilutive (see Note 7 for information on stock options and warrants).

New Accounting Pronouncements: In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. ASU No. 2013-11 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the potential impact the adoption of this update will have on our financial statements.

Reclassifications: Certain items in the fiscal 2013 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2014. The fiscal 2013 reclassifications had no impact on previously reported net income or equity.

Note 2.	Inventories

The components of inventories at June 30, 2014 and 2013 are approximately as follows:

	June 30,
	2014	2013
Parts inventory	$1,491,000	$951,000
Work in process	264,000	196,000
Finished goods	510,000	263,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,235,000	$1,380,000

Note 3.	Property and Equipment

Property and equipment, including assets under capital leases, are approximately as follows:

	Estimated Useful Lives (Years)
		June 30,
		2014	2013
Building and building improvements	15-39	$2,236,000	$2,183,000
Land	N/A	200,000	200,000
Land improvements	15	162,000	162,000
Equipment	3-7	2,476,000	2,225,000
Demonstration and rental equipment	3	1,213,000	942,000
		6,287,000	5,712,000
Less: Accumulated depreciation		(2,351,000)	(1,968,000)
Net property and equipment		$3,936,000	$3,744,000

Note 4.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the year ended June 30, 2014, the Company abandoned certain domestic and foreign patents with a net value of approximately $63,000, which was included as an expense in selling, general and administrative expense on the statement of operations. The patents covered technology that management considered outdated and was no longer in use. In fiscal 2013, the Company had no impairment associated with its long-lived assets. Accumulated amortization was $576,000 and $479,000 at June 30, 2014 and 2013, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2014	2013
Balance, beginning	$1,081,000	$1,174,000
Additions	41,000	37,000
Abandonments	(63,000)	—
Amortization expense	(129,000)	(130,000)
Balance, ending	$930,000	$1,081,000

Based on the carrying value at June 30, 2014, amortization expense is expected to be approximately $123,000 annually.

Note 5.	Financing Arrangements

On December 18, 2013, the Company entered into a new credit facility with Venture Bank, which replaced its facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at June 30, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

The Company’s new credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $12,000,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends. The Company was in violation of the tangible net worth covenant during the quarter ended March 31, 2014, and the bank has waived the event of default. On May 6, 2014, the Company entered into an amendment to the credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. The Company was in compliance with the tangible net worth covenant as of June 30, 2014.

Long-term debt consists of approximately the following as of June 30, 2014 and 2013:

	June 30
	2014	2013
Mortgage note payable with bank, due in monthly installments of $8,632, including interest at 5.0%, remaining due December 2018, secured by land and building (a)	$1,280,000	$—

Mortgage note payable with bank, due in monthly installments of $10,706, including interest at 5.79%, paid in full.	—	1,365,000

Capital lease obligation, due in varying monthly installments of $648, including interest at 6.99%, to November 2016, secured by equipment	17,000	25,000
Total	1,297,000	1,390,000
Less: Current portion	46,000	58,000
Long-term debt	$1,251,000	$1,332,000

(a)

The Company’s credit facility contains certain financial and nonfinancial covenants that restrict the ability to pay dividends or incur certain indebtedness or liens, or sell, lease, assign, transfer or otherwise dispose of any assets other than in the ordinary course of business. The agreement also contains a financial covenant that requires the company to maintain a minimum tangible net worth of not less than $10,125,000.

Approximate future maturities of long-term debt, including capital lease obligations, as of June 30, 2014 are as follows:

Year ending June 30:
2015	$46,000
2016	49,000
2017	46,000
2018	46,000
2019	1,110,000
Total	$1,297,000

Capital leases: The Company has financed certain office equipment through capital leases.

At June 30, 2014 and 2013, the carrying value of assets under these capital leases is approximately as follows:

	June 30
	2014	2013
Fixtures and office equipment	$33,000	$58,000
Less: Accumulated depreciation	(9,000)	(13,000)
Total	$24,000	$45,000

Depreciation expense for these assets was approximately $3,000 and $6,000 for the years ended June 30, 2014 and 2013, respectively.

Approximate future minimum payments under capital leases as of June 30, 2014 are as follows:

Year ending June 30:
2015	$8,000
2016	8,000
2017	3,000
Total	19,000
Less: Amount representing interest	(2,000)
Present value of future minimum lease payments (included in long term debt above)	$17,000

Note 6.	Common Stock

Authorized shares: The Company’s Articles of Incorporation have established the authorized shares of capital stock at 15,000,000, consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 7.	Share-Based Payments

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options generally expire four to ten years from the grant date and vest over a period of up to five years. Under the 2012 Stock Incentive Plan, the Board may grant non-qualified stock options or restricted stock units to employees, directors, or consultants. The vesting term for options or restricted stock units and the term of the options are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the plan is 200,000. As of June 30, 2014, 117,000 shares were available for grant under the plan.

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

Share-based compensation expense for the years ended June 30, 2014 and 2013 was approximately $82,000 and $176,000, respectively.

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2014	2013
Risk-free interest rate	2.5%	1.6-1.8%
Expected term (years)	10	10
Expected volatility	57.1%	51.0-51.5%

The following table presents employee option activity for the years ended June 30, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2012	365,800	$2.03	$3.53	6.19
Granted	40,000	1.03	1.67	—
Canceled or forfeited	(40,000)	1.63	4.06	—
Options outstanding at June 30, 2013	365,800	1.97	3.27	5.98
Activity:
Granted	25,000	0.88	1.31	—
Canceled or forfeited	(20,000)	1.66	3.87	—
Options outstanding at June 30, 2014	370,800	1.91	3.11	5.32
Options exercisable at June 30, 2014	334,802	2.01	3.26	4.96

There were no options exercised during the years ended June 30, 2014 and 2013.

At June 30, 2014, the Company had approximately $16,000 of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.3 years. The aggregate intrinsic value of options outstanding and options exercisable was insignificant at June 30, 2014.

Options issued in conjunction with the IPO: In connection with the Company’s 2010 IPO and the exercise of the underwriter’s over-allotment option, the Company issued to the underwriter options to purchase up to 190,000 additional shares of the Company’s common stock at a price of $4.80 per share. These options became exercisable in August 2011 and expire in August 2015.

Warrants issued with convertible debt: In years prior to fiscal 2010, the Company issued convertible notes payable to certain individual creditors. In conjunction with the issuance of these convertible notes, creditors also received warrants to purchase common stock at an exercise price of $3.00 per share. At June 30, 2014, the Company had approximately 44,000 warrants outstanding and exercisable at an exercise price of $3.00 per share that will expire in September 2015. There were no warrants exercised during the years ended June 30, 2014 and 2013.

Note 8.	Income Taxes

Components of the provision (benefit) for income taxes for the years ended June 30, 2014 and 2013 are as follows:

	Years Ended June 30,
	2014	2013
Current	$15,000	$(537,000)
Deferred	454,000	(78,000)
Total	$469,000	$(615,000)

The total income tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the federal statutory rate to the Company’s income (loss) before income taxes, as follows:

	Years Ended June 30,
	2014	2013
Tax expense (benefit) at statutory federal rate	$(279,000)	$(661,000)
State income tax expense (benefit), net of federal tax effect	(30,000)	(74,000)
Change in valuation allowance on deferred tax assets	727,000	—
Other permanent items	51,000	120,000
Income tax expense (benefit)	$469,000	$(615,000)

The significant components of deferred income taxes are as follows:

	June 30,
	2014	2013
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable	$224,000	$288,000
Accrued liabilities	289,000	287,000
Property and equipment	(434,000)	(436,000)
Finite-life intangible assets	(56,000)	(61,000)
Stock options	317,000	288,000
Tax credits and net operating loss carryforwards	368,000	88,000
Other	19,000	—
Valuation allowance on deferred taxes	(727,000)	—
Net deferred tax assets	$—	$454,000

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

	June 30,
	2014	2013
Current assets	$515,000	$557,000
Long-term assets	212,000	—
Long-term liabilities	—	(103,000)
Valuation allowance on deferred taxes	(727,000)	—
Net deferred tax assets	$—	$454,000

The effective tax rate for the years ended June 30, 2014 and 2013 was negative 57.2% and 31.6%, respectively. For the year ended June 30, 2014, the Company recorded an income tax expense of $469,000. This amount includes a current tax expense of $15,000 and a discrete tax expense of $454,000 due primarily to the Company’s recording of a full valuation allowance against all of its net US federal and state deferred tax assets during the year.

The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified. The Company’s current and previous losses were given more weight than its future outlook. Under this approach, the recent cumulative losses and the loss recorded through the quarter ended March 31, 2014 became a piece of significant negative evidence. This factor impaired the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance included:

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

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amounts of $40,000 and $62,000 as of June 30, 2014 and 2013, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to fiscal 2011 are no longer open to federal, state and local examination by taxing authorities.

Note 9.	Commitments and Contingencies and Subsequent Events

Operating Leases: The Company has certain financing arrangements to lease vehicles under 24-48 month operating leases. The Company also has two leases for office and warehouse space which require monthly payments that include base rent and the Company’s share of common expenses including property taxes. These leases have escalating payments ranging from approximately $3,700 to $5,200 per month and expire in June 2015 and July 2016. Rent expense for the years ended June 30, 2014 and 2013 was approximately $269,000 and $258,000, respectively.

Approximate future minimum operating lease payments as of June 30, 2014 are as follows:

Year ending June 30:
2015	$269,000
2016	166,000
2017	71,000
2018	45,000
Total	$551,000

Litigation: The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition. In particular, the Company has insurance for professional fees and expenses incurred in connection with the shareholder litigation arising out of the Company’s fiscal 2013 annual shareholder meeting. The litigation was settled in the first quarter of 2014 and the Company received reimbursement for $211,000, which was included as a reduction in selling, general and administrative expense on the statement of operations.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for the years ended June 30, 2014 and 2013 were approximately $154,000 and $164,000, respectively.

Employment Agreements: The Company has entered into Employment Agreements with its Chief Executive Officer and Chief Financial Officer. These agreements provide the officers with, among other things, one year of base salary upon a termination without cause or in the event the employee resigns for good reason or within six months of a change in control.

Note 10.	Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company, and is currently chairman of the Company’s board of directors. The Company made payments to the supplier of approximately $237,000 and $321,000 during the 2014 and 2013 fiscal years, respectively.

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

          Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, management has concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

          None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

          Other than the information included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is set forth at the end of Part I, Item 1, the information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Compliance With Section 16(a) of the Exchange Act,” and “Security Ownership of Principal Shareholders, Directors and Management” in our definitive proxy statement for our Fiscal 2015 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

          The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance–Personnel and Compensation Committee” in our definitive proxy statement for our Fiscal 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Principal Shareholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Fiscal 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required by Item 13 is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Certain Transactions and Business Relationships” in our definitive proxy statement for our Fiscal 2015 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

          The information required by Item 14 is incorporated herein by reference to the section labeled “Ratification of the Appointment of McGladrey LLP as the Company’s Independent Registered Public Accountant Firm—Audit Fees” in our definitive proxy statement for our Fiscal 2015 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Report:

		•	Report of McGladrey LLP on the Consolidated Financial Statements as of and for the years ended June 30, 2014 and 2013

		•	Consolidated Balance Sheets as of June 30, 2014 and 2013

		•	Consolidated Statements of Operations for the years ended June 30, 2014 and 2013

		•	Consolidated Statements of Equity for the years ended June 30, 2014 and 2013

		•	Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013

		•	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8: Not applicable.

	(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: September 23, 2014	/s/ Kathleen S. Skarvan
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

Signature	Title	Date

/s/ Kathleen S. Skarvan	Chief Executive Officer	September 23, 2014
Kathleen S. Skarvan	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	September 23, 2014
Jeremy T. Brock, CPA	(principal financial and accounting officer)

/s/ Stephen H. Craney	Chairman and Director	September 23, 2014
Stephen H. Craney

/s/ William V. Eckles	Director	September 23, 2014
William V. Eckles

/s/ Darrel L. Kloeckner	Director	September 23, 2014
Darrel L. Kloeckner

Director
Lee A. Jones

/s/ Dr. George H. Winn, DDS	Vice Chairman and Director	September 23, 2014
Dr. George H. Winn, DDS

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-K

Exhibit Number	Description

3.1

Articles of Incorporation of Electromed, Inc., as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

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

3.4	Amendment No. 2 to Bylaws of Electromed, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 2, 2013.

10.1

Credit Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.2

$3,500,000 Revolving Note, dated December 9, 2009, payable to U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.3

$1,520,000 Term Loan A, dated December 9, 2009, payable to U.S. Bank N.A., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.4

$1,000,000 Term Loan B, dated December 9, 2009, payable to U.S. Bank N.A., incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.5

Security Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A., incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.6

Security Agreement, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank N.A., incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.7

Pledge Agreement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A., incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.8

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A., incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.9

Guaranty, dated December 9, 2009, between Electromed Financial, LLC and U.S. Bank, N.A., incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.10

Environmental and ADA Indemnification Agreement dated December 9, 2009, between Electromed, Inc. and U.S. Bank N.A., incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.11

Form of Assignment of Patent Application, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Commission on September 14, 2011.

10.12

Letter Agreement dated February 16, 2010, between Electromed, Inc. and Hansen Engine Technologies, Inc., incorporated herein by reference to Exhibit 10.12 to Amendment No. 2, filed with the Commission on July 7, 2010, to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010.

10.13

Form of warrant issued to investors, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010..

10.14

Form of warrant issued to employees and service providers, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010..

10.15

Form of warrant issued in connection with 7% Senior Secured Convertible Notes, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-166470, filed with the Commission on May 3, 2010..

10.16

Underwriter’s Warrant Agreement between Electromed, Inc. and Feltl and Company, Inc. dated August 18, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 18, 2010.

10.17

Letter dated September 23, 2010 from U.S. Bank, N.A. regarding waiver of Event of Default under Credit Agreement, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission on September 28, 2010.

10.18

Underwriter’s Warrant Agreement between Electromed, Inc. and Feltl and Company, Inc. dated September 28, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2010.

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

10.21

Amended and Restated Revolving Note delivered by Electromed, Inc. to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.22

Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of November 8, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.23	Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 15, 2011.**

10.24

Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.**

10.25

First Amendment to Amended and Restated Credit Agreement dated as of December 30, 2011, by and between Electromed, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.26

Reaffirmation of Guaranty delivered by Electromed Financial, LLC to U.S. Bank National Association as of December 30, 2011, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Commission on February 14, 2012.

10.27

Employment Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.28

Non-Competition, Non-Solicitation, and Confidentiality Agreement dated effective as of October 18, 2011 by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2011.**

10.29

Second Amendment to Amended and Restated Credit Agreement dated as of May 14, 2012 by and between Electromed, Inc. and U.S. Bank, National Association, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Commission on September 26, 2012.

10.30

Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2012, by and between Electromed, Inc. and U.S. Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 13, 2012.

10.31

Waiver Agreement by and between Electromed, Inc. and U.S. Bank, National Association, dated November 13, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Commission on February 14, 2013.

10.32

Amended and Restated Employment Agreement, by and between Electromed, Inc. and Jeremy T. Brock, dated November 15, 2012, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Commission on February 14, 2013. **

10.33

Waiver and Fourth Amendment to Amended and Restated Credit Agreement, by and between Electromed, Inc. and U.S. Bank, National Association, dated February 13, 2013, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Commission on February 14, 2013.

10.34

Employment Agreement dated effective December 1, 2012, by and between Electromed, Inc. and Kathleen Skarvan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 3, 2012. **

10.35

Non-Competition, Non-Solicitation and Confidentiality Agreement dated effective December 1, 2012, by and between Electromed, Inc. and Kathleen Skarvan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 3, 2012. **

10. 36

Waiver and Fifth Amendment to Amended and Restated Credit Agreement by and between Electromed, Inc. and U.S. Bank, National Association, dated May 10, 2013, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 15, 2013.

10.37

Sixth Amendment to Amended and Restated Credit Agreement, dated as of July 8, 2013, by and between Electromed, Inc. and U.S. Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2013.

10.38

Amendment to Employment Agreement between Electromed, Inc. and Kathleen Skarvan, effective July 1, 2013, incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Commission on September 25, 2013. **

10.39

Mediated Settlement Agreement, dated September 6, 2013, between Electromed, Inc. and Robert D. Hansen, incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Commission on September 25, 2013.

10.40

Settlement Agreement and Release, dated September 23, 2013 between Electromed, Inc. and Eileen M. Manning, incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Commission on September 25, 2013.

10.41

Business Loan Agreement, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.42

Rider to Business Loan Agreement, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.43

Promissory Note, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.44

Commercial Security Agreement, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.45

Business Loan Agreement, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.46

Rider to Business Loan Agreement, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.47

Promissory Note, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.48

Mortgage, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.49

Assignment of Rents, dated as of December 18, 2013, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2013.

10.50

Business Loan Agreement (principal $1,287,244.73), dated as of May 6, 2014, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Commission on May 14, 2014.

10.51

Rider to Business Loan Agreement, dated as of May 6, 2014, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Commission on May 14, 2014.

10.52

Change in Terms Agreement, dated as of May 6, 2014, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Commission on May 14, 2014.

10.53

Business Loan Agreement ($2,500,000.00 principal), dated as of May 6, 2014, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Commission on May 14, 2014.

10.54

Rider to Business Loan Agreement, dated as of May 6, 2014, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Commission on May 14, 2014.

10.55

Change in Terms Agreement, dated as of May 6, 2014, by and between Electromed, Inc. and Venture Bank, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Commission on May 14, 2014.

10.56

Amended and Restated Employment Agreement, dated as of July 1, 2014, by and between Electromed, Inc. and Kathleen Skarvan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 15, 2014.**

10.57

Amended and Restated Employment Agreement, dated as of July 1, 2014, by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on July 15, 2014.**

10.58	Summary of Fiscal Year 2015 Director Compensation. */**

21.1	Subsidiaries of Electromed, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith
** Management compensatory contract or arrangement.