Form 10-Q
period 2014-09-30
Electromed, Inc.
filed 2014-11-12
CIK 1488917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________.

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

There were 8,114,252 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 7, 2014.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,280,126	$1,502,702
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,361,689	6,487,267
Inventories	2,243,198	2,235,496
Prepaid expenses and other current assets	485,674	397,853
Total current assets	11,370,687	10,623,318
Property and equipment, net	3,944,975	3,935,802
Finite-life intangible assets, net	899,559	930,451
Other assets	299,902	302,595
Total assets	$16,515,123	$15,792,166

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$47,003	$46,375
Accounts payable	781,823	380,582
Accrued compensation	447,354	391,040
Warranty reserve	720,000	700,000
Other accrued liabilities	166,497	302,482
Total current liabilities	2,162,677	1,820,479
Long-term debt, less current maturities	1,239,333	1,251,192
Total liabilities	3,402,010	3,071,671

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,114,252 issued and outstanding	81,143	81,143
Additional paid-in capital	13,232,256	13,217,166
Accumulated deficit	(200,286)	(577,814)
Total equity	13,113,113	12,720,495
Total liabilities and equity	$16,515,123	$15,792,166

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,
	2014	2013

Net revenues	$4,770,539	$3,418,178
Cost of revenues	1,475,797	1,062,346
Gross profit	3,294,742	2,355,832

Operating expenses
Selling, general and administrative	2,821,495	2,723,927
Research and development	75,265	209,108
Total operating expenses	2,896,760	2,933,035
Operating income (loss)	397,982	(577,203)
Interest expense, net of interest income of $1,212 and $7,398 respectively	20,453	15,202
Net income (loss) before income taxes	377,529	(592,405)

Income tax benefit	—	257,000
Net income (loss)	$377,529	$(335,405)

Earnings (loss) per share:
Basic and diluted	$0.05	$(0.04)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252
Diluted	8,114,252	8,114,252

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$377,529	$(335,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	155,341	122,923
Amortization of finite-life intangible assets	30,892	31,619
Amortization of debt issuance costs	4,942	2,314
Share-based compensation expense	15,089	39,460
Loss on disposal of property and equipment	18,824	18,134
Changes in operating assets and liabilities:
Accounts receivable	125,578	1,024,688
Inventories	(7,702)	(52,628)
Prepaid expenses and other assets	(90,070)	(270,260)
Accounts payable and accrued liabilities	314,901	161,138
Net cash provided by operating activities	945,324	741,983

Cash Flows From Investing Activities
Expenditures for property and equipment	(156,669)	(148,915)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(11,231)	(19,250)

Net increase in cash and cash equivalents	777,424	573,818

Cash and cash equivalents
Beginning of period	1,502,702	503,564
End of period	$2,280,126	$1,077,382

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $399,000 and $149,000 for the three months ended September 30, 2014 and 2013, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X, Rule 10-01. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This interim report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2014.

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three months ended September 30, 2014 and the year ended June 30, 2014.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed consolidated financial statements include revenue recognition and the related estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income (loss) per common share: Net income (loss) is presented on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 684,900 and 614,900 were excluded from the calculation of diluted earnings per share for the three months ended September, 2014 and 2013, respectively, as their impact was antidilutive.

Note 2.	Inventories

The components of inventory were approximately as follows:

	September 30, 2014	June 30, 2014
Parts inventory	$1,439,000	$1,491,000
Work in process	194,000	264,000
Finished goods	640,000	510,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,243,000	$2,235,000

Note 3.	Finite-Life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $607,000 and $576,000 at September 30, 2014 and June 30, 2014, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2014	Year Ended June 30, 2014
Balance, beginning	$930,000	$1,081,000
Additions	—	41,000
Abandonments	—	(63,000)
Amortization expense	(30,000)	(129,000)
Balance, ending	$900,000	$930,000

Note 4.	Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2014	Year Ended June 30, 2014
Balance warranty reserve	$700,000	$680,000
Accrual for products sold	71,000	196,000
Expenditures and costs incurred for warranty claims	(51,000)	(176,000)
Ending warranty reserve	$720,000	$700,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the three months ended September 30, 2014 and 2013 was 0.0% and 43.4%, respectively. For the three months ended September 30, 2014, the Company recorded zero tax expense.  As income is earned the Company’s net operating loss carryforward is applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. For the three months ended September 30, 2014, the Company recorded an income tax expense of zero and the decrease in the Company’s deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $155,000.

During fiscal 2014 the Company recorded a full valuation allowance against all of its net US federal and state deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified.  Under this approach the recent cumulative losses is a significant piece of significant negative evidence. This factor impairs the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance include:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

On a quarterly basis, the Company evaluates all positive and negative evidence, as discussed above, in determining if the valuation allowance is fairly stated. Based the Company’s review of this evidence, management believes that a full valuation allowance against all of the Company’s deferred tax assets at September 30, 2014 is appropriate.

Note 6.	Financing Arrangements

The Company has a credit facility which provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at September 30, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

As a part of the credit facility, the Company also has a term loan which had an outstanding principal balance of approximately $1,268,000 at September 30, 2014. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the Company’s real property.

The Company’s credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 8.	Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company. For the three months ended September 30, 2014 and 2013, the Company made payments to the supplier of approximately $19,000 and $14,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and associated regulations and their impact on our sales; our expectations regarding long-term margins; our expectations regarding the expansion of the market for the SmartVest SQL; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding our deferred tax assets; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Critical Accounting Policies and Estimates

          Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The critical accounting policies used in the preparation of the financial statements as of September 30, 2014 have remained unchanged from June 30, 2014.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

          Revenues

          Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2014	2013	Increase
Total Revenue	$4,771	$3,418	$1,353	39.6%
Home Care Revenue	$3,841	$2,843	$998	35.1%
International Revenue	$399	$149	$250	167.8%
Government/Institutional Revenue	$531	$426	$105	24.6%

          Home Care Revenue. Home care revenue was approximately $3,841,000 for the three months ended September 30, 2014, representing an increase of approximately $998,000, or 35.1%, compared to the same period in 2013. The increase in revenue was caused by continued improvements in the company’s reimbursement operations including new third party payer contracts and process improvements leading to faster approval cycle times, higher average selling price and greater referral to approval percentage, as compared with the same period in the prior year.

          International Revenue. International revenue was approximately $399,000 for the three months ended September 30, 2014, representing an increase of approximately $250,000, or 167.8%, compared to the same period in 2013. International sales are affected by the timing of distributor purchases and can cause significant fluctuations in reported revenue on a quarterly basis. We believe that a portion of the increase in the fiscal quarter was due to our distributors in the European Union pulling forward device purchases due to the Company delaying SmartVest System compliance with Directive on 2011/65/EU (RoHS 2) which became effective for medical devices July 22, 2014 in the European Union. RoHs 2 addresses concerns related to increasing volume of electrical and electronic equipment waste in the European Union. We expect compliance with RoHS 2 and to resume shipping to our European Union distributors sometime during the second half of fiscal 2015.

Government/Institutional Revenue. Government/institutional revenue was approximately $531,000 for the three months ended September 30, 2014, representing an increase of approximately $105,000, or 24.6%, compared to approximately $426,000 during the same period in 2013. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, increased by $111,000 compared to the same period the prior year. The overall increase in Institutional and Governmental sales was the result of the continued focused efforts of our sales force. Governmental sales decreased $6,000 to approximately $182,000 for the three months ended September 30, 2014, from approximately $188,000 during the same period the prior year.

          Gross profit

Gross profit increased to approximately $3,295,000, or 69.1% of net revenues, for the three months ended September 30, 2014, from approximately $2,356,000, or 68.9% of net revenues, in the same period in 2013. The increase in gross profit dollars resulted primarily from the increase in sales volume. The increase in gross profit percentage was primarily the result of higher revenues offsetting the higher manufacturing costs for the SmartVest SQL product as compared to the predecessor product. We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to historical levels above 70%.

          Operating expenses

          Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $2,821,000 for the three months ended September 30, 2014, representing an increase of approximately $97,000, or 3.6%, compared to SG&A expenses of approximately $2,724,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,558,000 for the three months ended September 30, 2014, representing an increase of approximately $170,000, or 12.2%, compared to approximately $1,388,000 in the same period the prior year. The increase was primarily due to an increase in commission payroll based on higher sales volume compared to the same period in 2013, along with the addition of personnel to our reimbursement department.

          Professional fees for the three months ended September 30, 2014 were approximately $198,000, a decrease of approximately $83,000 compared to approximately $281,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, information technology security and backup, and printing and other shareowner services. The decrease in fees over the same period last year was primarily due to a shareholder’s proposal at our 2013 Annual Meeting of Shareholders that resulted in litigation that was resolved in the first quarter of fiscal 2014.

          Advertising and marketing expenses, including tradeshows and event sponsorships for the three months ended September 30, 2014 decreased by approximately $9,000 to approximately $99,000, compared to approximately $108,000 in the same period in the prior year. The decrease was related to marketing expenses incurred in preparation of our SmartVest SQL product launch in the same period in 2013. Travel, meals and entertainment expenses were approximately $274,000 for the three months ended September 30, 2014, representing a decrease of approximately $24,000, or 8.1%, compared to approximately $298,000 for the same period in the prior year. This decrease was primarily due to a territory and travel planning initiative implemented by our sales team.

          Research and development expenses. Research and development expenses were approximately $75,000 for the three months ended September 30, 2014, representing a decrease of approximately $134,000, or 64.1%, compared to approximately $209,000 in the same period the prior year. The decrease was attributed to the completion and preparation for the launch of our Smart Vest SQL product in the prior year. Research and development expenses for the three months ended September 30, 2014 were 1.6% of revenue, compared to 6.1% of revenue in the same period the prior year. As a percentage of sales, management expects to spend approximately 2.0% to 4.0% of net revenue on research and development expenses over the long term, although the timing of certain projects will cause the expense in any individual quarter to fluctuate.

          Interest expense

          Interest expense was approximately $20,000 for the three months ended September 30, 2014, representing an increase of approximately $5,000, or 33.3%, compared to approximately $15,000 for the same period the prior year. The increase was caused by lower interest income included in net interest expense compared to the prior year.

          Income tax expense / benefit

          Income tax expense was estimated at approximately zero for the three months ended September 30, 2014, compared to income tax benefit of $257,000 in the same period in the prior year. The effective tax rate for the three months ended September 30, 2014 and 2013 was 0.0% and 43.4%, respectively. For the three months ended September 30, 2014, the Company recorded zero tax expense.  As income is earned the Company’s net operating loss carryforward are applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. For the three months ended September 30, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $155,000.

          Net income/loss

          Net income for the three months ended September 30, 2014 was approximately $378,000 compared to net loss of approximately $335,000 for the same period the prior year. The net income was primarily the result of increased net revenues, improved margins and lower research and development expenses.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

          Cash Flows from Operating Activities

          For the three months ended September 30, 2014, net cash provided by operating activities was approximately $945,000. Cash flows provided by operations consisted of approximately $378,000 in net income, non-cash expenses of approximately $225,000, a decrease in accounts receivable of approximately $126,000, and an increase in accounts payable and accrued liabilities of approximately $315,000. This was offset by an increase in inventory and prepaid expenses and other assets of approximately $8,000 and $90,000, respectively.

          For the three months ended September 30, 2013, net cash provided by operating activities was approximately $742,000. Cash flows provided by operations consisted of approximately $335,000 in net loss, off-set by non-cash expenses of approximately $214,000, decreases in accounts receivable of $1,025,000, and increase in accounts payable and accrued liabilities of approximately $161,000. In addition, inventory, prepaid expenses and other assets increased by approximately $323,000.

          Cash Flows from Investing Activities

          For the three months ended September 30, 2014, cash used in investing activities was approximately $157,000 for purchases of property and equipment.

          For the three months ended September 30, 2013, cash used in investing activities was approximately $149,000 for purchases of property and equipment.

          Cash Flows from Financing Activities

          For the three months ended September 30, 2014, cash used in financing activities was approximately $11,000, which consisted entirely of principal payments on long-term debt.

          For the three months ended September 30, 2013, cash used in financing activities was approximately $19,000, which consisted entirely of principal payments on long-term debt.

Adequacy of Capital Resources

          Based on our current operational performance, we believe our working capital of approximately $9.2 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2014. Based on our ability to service our debt and relationship with our lender we believe that we will be able to renew our line of credit prior to December 18, 2014 or obtain alternative financing However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

          On December 18, 2013, we entered into a new credit facility with Venture Bank, which replaced our facility with U.S. Bank. The new credit facility provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.50%, with a floor of 4.50% (4.75% at September 30, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.75% of eligible accounts receivable, and the line of credit expires on December 18, 2014, if not renewed. The line of credit is secured by a security interest in substantially all of our tangible and intangible assets.

          As a part of the new credit facility, we also refinanced our outstanding U.S. Bank term loan, which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. This loan was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on our real property.

          Our new credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $12,000,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in violation of the tangible net worth covenant during the quarter ended March 31, 2014, and the bank waived the event of default. On May 6, 2014, we entered into an amendment to the credit facility to reduce the requirement to maintain a minimum tangible net worth from $12,000,000 to $10,125,000. We were in compliance with the tangible net worth covenant as of September 30, 2014.

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

          For the first three months of fiscal years 2014 and 2013, we spent approximately $157,000 and $149,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Changes to Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the first three months of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date: November 12, 2014	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1

Amended and Restated Employment Agreement, dated as of July 1, 2014, by and between Electromed, Inc. and Kathleen Skarvan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 15, 2014.

10.2

Amended and Restated Employment Agreement, dated as of July 1, 2014, by and between Electromed, Inc. and Jeremy Brock, incorporated herein by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on July 15, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.