Form 10-Q
period 2014-12-31
Electromed, Inc.
filed 2015-02-10
CIK 1488917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

There were 8,133,857 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 6, 2015.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Current Assets
Cash	$2,452,361	$1,502,702
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,628,860	6,487,267
Inventories	2,234,492	2,235,496
Prepaid expenses and other current assets	372,177	397,853
Total current assets	11,687,890	10,623,318
Property and equipment, net	3,772,457	3,935,802
Finite-life intangible assets, net	868,797	930,451
Other assets	352,097	302,595
Total assets	$16,681,241	$15,792,166

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$47,125	$46,375
Accounts payable	480,989	380,582
Accrued compensation	515,039	391,040
Warranty reserve	700,000	700,000
Other accrued liabilities	151,189	302,482
Total current liabilities	1,894,342	1,820,479
Long-term debt, less current maturities	1,227,653	1,251,192
Total liabilities	3,121,995	3,071,671

Commitments and Contingencies (Note 6)

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,133,857 and 8,114,252 at December 31, and June 30, 2014, respectively	81,339	81,143
Additional paid-in capital	13,255,481	13,217,166
Retained earnings (accumulated deficit)	222,426	(577,814)
Total equity	13,559,246	12,720,495
Total liabilities and equity	$16,681,241	$15,792,166

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Net revenues	$4,881,723	$3,501,075	$9,652,262	$6,919,253
Cost of revenues	1,478,290	978,029	2,954,087	2,040,375
Gross profit	3,403,433	2,523,046	6,698,175	4,878,878

Operating expenses
Selling, general and administrative	2,872,402	2,739,104	5,693,897	5,463,032
Research and development	83,643	92,735	158,909	301,843
Total operating expenses	2,956,045	2,831,839	5,852,806	5,764,875
Operating income (loss)	447,388	(308,793)	845,369	(885,997)
Interest expense, net of interest income of $461, $3,940 $1,673 and $11,338 respectively	24,677	19,469	45,129	34,670
Net income (loss) before income taxes	422,711	(328,262)	800,240	(920,667)

Income tax benefit	—	89,000	—	346,000

Net Income (loss)	$422,711	$(239,262)	$800,240	$(574,667)

Income (loss) per share:
Basic	$.05	$(0.03)	$.10	$(0.07)
Diluted	$.05	$(0.03)	$.10	$(0.07)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252	8,114,252	8,114,252
Diluted	8,130,245	8,114,252	8,119,575	8,114,252

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$800,240	$(574,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	308,525	259,074
Amortization of finite-life intangible assets	61,654	63,235
Amortization of debt issuance costs	9,883	8,136
Share-based compensation expense	38,511	65,414
Loss on disposal of property and equipment	139,732	28,178
Changes in operating assets and liabilities:
Accounts receivable	(141,593)	1,973,108
Inventories	1,004	(887,140)
Prepaid expenses and other assets	(18,912)	(210,972)
Accounts payable and accrued liabilities	73,961	407,275
Net cash provided by operating activities	1,273,005	1,131,641

Cash Flows From Investing Activities
Expenditures for property and equipment	(285,760)	(291,044)
Expenditures for finite-life intangible assets	—	(2,225)
Net cash used in investing activities	(285,760)	(293,269)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(22,789)	(70,064)
Payments of deferred financing fees	(14,797)	(35,296)
Net cash used in financing activities	(37,586)	(105,360)
Net increase in cash and cash equivalents	949,659	733,012
Cash and cash equivalents
Beginning of period	1,502,702	503,564
End of period	$2,452,361	$1,236,576

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.          Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products which apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $439,000 and $296,000 for the six months ended December 31, 2014 and 2013, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the accounts of Electromed, Inc. and its subsidiary, Electromed Financial, LLC. Operating activities and net assets in Electromed Financial, LLC were insignificant as of and for the three and six months ended December 31, 2014 and the year ended June 30, 2014.  As of December 31, 2014, Electromed Financial, LLC was dissolved.

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

Net income (loss) per common share:  Net income (loss) is presented on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share as their impact was anti-dilutive was 539,900 and 559,900 for the three and six months ended December 31, 2014, respectively. Common stock equivalents excluded from the calculation was 614,000 for the three and six months ended December 31, 2013.

Note  2.         Inventories

The components of inventory were approximately as follows:

	December 31,	June 30,
	2014	2014
Parts inventory	$1,577,000	1,491,000
Work in process	154,000	264,000
Finished goods	533,000	510,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,234,000	2,235,000

Note 3.          Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2014	Year Ended June 30, 2014
Beginning warranty reserve	$700,000	$680,000
Accrual for products sold	91,000	196,000
Expenditures and costs incurred for warranty claims	(91,000)	(176,000)
Ending warranty reserve	$700,000	$700,000

Note 4.          Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rate for the six months ended December 31, 2014 and 2013 was 0.0% and 37.6%, respectively. For the six months ended December 31, 2014, the Company recorded zero tax expense.  As income is earned the Company’s net operating loss carryforward is applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. For the six months ended December 31, 2014, the Company recorded an income tax expense of zero and the decrease in the Company’s deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $331,000.

During fiscal 2014, the Company recorded a full valuation allowance against all of its net US federal and state deferred tax assets.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified.  Under this approach the recent cumulative losses is a significant piece of significant negative evidence. This factor impairs the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance include:

●	Taxable income in prior carryback years, if carryback is permitted under the tax law;

●	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

●	Tax planning strategies; and

●	Future taxable income exclusive of reversing temporary differences and carryforwards.

On a quarterly basis, the Company evaluates all positive and negative evidence, as discussed above, in determining if the valuation allowance is fairly stated. Based the Company’s review of this evidence, management believes that a full valuation allowance against all of the Company’s deferred tax assets at December 31, 2014 remains appropriate.

Note 5.          Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  On December 18, 2014, the company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2014 or June 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50% (4.50% at December 31, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2015, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

As a part of the credit facility, the Company has a term loan which had an outstanding principal balance of approximately $1,261,000 and $1,298,000 at December 31, 2014 and June 30, 2014 respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the Company’s real property.

The Company’s credit facility contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 6.          Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 7.          Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company. For the six months ended December 31, 2014 and 2013, the Company made payments to the supplier of approximately $70,000 and $102,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and their impact on our sales; our beliefs regarding the effect of new products on our revenues; our expectations regarding expansion of the SmartVest SQL to the international and institutional markets; our expectations for the timing of our compliance with RoHS 2 EU regulatory requirements; our expectations regarding the cost of manufacturing the SmartVest SQL;  our expectations regarding long-term gross profit margins; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding our deferred tax assets; our beliefs regarding the benefits of our products; our expectations regarding obsolescence and related impairment charges for certain SQL tooling; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The critical accounting policies used in the preparation of the financial statements as of December 31, 2014 have remained unchanged from June 30, 2014.

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

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenues

Revenue results for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,
	2014	2013	Increase (Decrease)
Total Revenue	$4,881	$3,501	$1,380	39.4%
Home Care Revenue	$4,458	$2,917	$1,541	52.8%
International Revenue	$40	$147	$(107)	(72.8)%
Government/Institutional Revenue	$383	$437	$(54)	(12.4)%

          Home Care Revenue. Home care revenue was approximately $4,458,000 for the three months ended December 31, 2014, representing an increase of approximately $1,541,000, or 52.8%, compared to the same period in 2013. The increase in revenue was caused by continued improvements in the company’s reimbursement operations including new third party payer contracts and process improvements leading to faster approval cycle times, higher referrals, higher average selling price and greater referral to approval percentage, as compared with the same period in the prior year.

          International Revenue. International revenue was approximately $40,000 for the three months ended December 31, 2014, representing a decrease of approximately $107,000, or 72.8%, compared to the same period in 2013. International sales can be affected by the timing of distributor purchases and may fluctuate on a quarterly basis. We believe the majority of the decrease was due to our distributors in the European Union pulling forward device purchases into the prior quarter ended September 30, 2014, due to the Company delaying SmartVest System compliance with Directive  2011/65/EU (RoHS 2) which became effective for medical devices on July 22, 2014 in the European Union. RoHs 2 addresses concerns related to increasing volume of electrical and electronic equipment waste in the European Union. We expect to be in compliance with RoHS 2 and to resume shipping to our European Union distributors sometime during the second half of fiscal 2015.

          Government/Institutional Revenue. Government/institutional revenue was approximately $383,000 for the three months ended December 31, 2014, representing a decrease of approximately $54,000, or 12.4%, compared to approximately $437,000 during the same period in the prior year. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, decreased by $26,000 and governmental revenue decreased $28,000 compared to the same period in the prior year. The overall decrease in institutional and government sales was the result of fewer device sales partially offset by an increase in the sales of garments.

Gross profit

Gross profit increased to approximately $3,403,000, or 69.7% of net revenues, for the three months ended December 31, 2014, from approximately $2,523,000, or 72.1% of net revenues, in the same period in the prior year. The increase in gross profit dollars resulted primarily from the increase in domestic home care revenue. The decrease in gross profit percentage was primarily the result of an impairment charge, included in cost of goods sold, taken on tooling we will no longer use for the production of SmartVest SQL parts. Efforts continue to bring manufacturing costs for the SmartVest SQL in line with our previous products. As we implement more cost effective manufacturing process we will obsolete the current manufacturing tools when they will no longer be used.  During the second quarter of fiscal 2015 these charges totaled approximately $107,000.  Based on our current cost reduction projects we expect total additional charges in the future to be approximately $180,000.  We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to historical levels above 70%.

Operating expenses

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses were approximately $2,872,000 for the three months ended December 31, 2014, representing an increase of approximately $133,000, or 4.9% compared to SG&A expenses of approximately $2,739,000 for the same period the prior year.  Payroll and compensation-related expenses were approximately $1,582,000 for the three months ended December 31, 2014, representing an increase of approximately $133,000, or 9.2% compared to approximately $1,449,000 in the same period the prior year. This increase was due to additional expenses related to commissions and bonuses based on higher revenue and profitability.

          Professional fees for the three months ended December 31, 2014 were approximately $211,000, an increase of approximately $36,000 compared to approximately $175,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, consulting, expenses related to information technology security and backup, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to consulting fees related to a contract employee and fees related to sales training.

          Advertising and marketing expenses, including tradeshows and event sponsorships for the three months ended December 31, 2014 decreased by approximately $28,000 to approximately $127,000, compared to approximately $155,000 in the same period in the prior year. The decrease was due to lower costs for marketing and advertising projects compared to the prior year. Travel, meals and entertainment expenses were approximately $250,000 for the three months ended December 31, 2014, representing a decrease of approximately $32,000, or 11.3%, compared to expenses of approximately $282,000 for the same period in the prior year. This decrease was primarily due to a territory and travel planning initiative implemented by our sales team.

          In addition, selling, general and administrative expenses increased approximately $42,000 compared to the same period in the prior year due to  the 2.3% medical device excise tax, which is  assessed on certain domestic device sales.

Research and development expenses. Research and development expenses were approximately $84,000 for the three months ended December 31, 2014, representing a decrease of approximately $9,000, or 9.7%, compared to approximately $93,000 in the same period the prior year. Research and development expenses for the three months ended December 31, 2014 were 1.7% of revenue, compared to 2.7% of revenue in the same period the prior year.  As a percentage of revenue, we expect to spend approximately 2.0% to 4.0% of revenue on research and development expenses over the long term.

Interest expense

Interest expense was approximately $25,000 for the three months ended December 31, 2014, representing an increase of approximately $6,000, or 31.6%, compared to approximately $19,000 for the same period the prior year.

Income tax expense/benefit

Income tax expense was estimated at approximately zero for the three months ended December 31, 2014, compared to income tax benefit of $89,000 in the same period in the prior year. The effective tax rate for the three months ended December 31, 2014 and 2013 was 0.0% and 27.1%, respectively.  As income is earned the Company’s net operating loss carryforwards are applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in the respective valuation allowance. For the three months ended December 31, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $176,000.

Net Income (loss)

Net income for the three months ended December 31, 2014 was approximately $423,000 compared to net loss of approximately $239,000 for the same period the prior year. The increase in net income was primarily the result of an increase in domestic home care revenue.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenues

Revenue results for the six month periods are summarized in the table below (dollar amounts in thousands).

	Six Months Ended December 31,
	2014	2013	Increase (Decrease)
Total Revenue	$9,652	$6,919	$2,733	39.5%
Home Care Revenue	$8,299	$5,760	$2,539	44.1%
International Revenue	$439	$296	$143	48.3%
Government/Institutional Revenue	$914	$863	$51	5.9%

Home Care Revenue. Home care revenue was approximately $8,299,000 for the six months ended December 31, 2014, representing an increase of approximately $2,539,000, or 44.1% compared to the same period in 2013. The increase in revenue was caused by continued improvements in the company’s reimbursement operations including new third party payer contracts and process improvements leading to faster approval cycle times, higher referrals, higher average selling price and greater referral to approval percentage, as compared with the same period in the prior year.

International Revenue. International revenue was approximately $439,000 for the six months ended December 31, 2014, representing an increase of approximately $143,000, or 48.3% compared to the same period in 2013.  We believe that a portion of the increase was due to our distributors in the European Union pulling forward device purchases due to the Company delaying SmartVest System compliance with Directive  2011/65/EU (RoHS 2) which became effective for medical devices July 22, 2014 in the European Union. RoHs 2 addresses concerns related to increasing volume of electrical and electronic equipment waste in the European Union. We expect to be in compliance with RoHS 2 and to resume shipping to our European Union distributors sometime during the second half of fiscal 2015.

Government/Institutional Revenue. Government/institutional revenue was approximately $914,000 for the six months ended December 31, 2014, representing an increase of approximately $51,000, or 5.9%, compared to approximately $863,000 during the same period in the prior year. This resulted from a $35,000 decrease in government sales, which decreased to approximately $248,000 for the six months ended December 31, 2014. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, increased by $85,000 compared to the same period the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

Gross profit

Gross profit increased to approximately $6,698,000, or 69.4% of net revenues, for the six months ended December 31, 2014, from approximately $4,879,000, or 70.5% of net revenues, in the same period in the prior year. The increase in gross profit dollars resulted primarily from the increase in domestic home care revenue. The decrease in gross profit percentage was primarily the result of an impairment charge, included in cost of goods sold, taken on tooling we will no longer use for the production of SmartVest SQL parts. Efforts continue to bring manufacturing costs for the SmartVest SQL in line with our previous products. As we implement more cost effective manufacturing process we will obsolete the current manufacturing tools when they will no longer be used.  During the first six months of fiscal 2015 these charges totaled approximately $107,000.  Based on our current cost reduction projects we expect total additional charges in the future to be approximately $180,000.  We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to historical levels above 70%.

Operating expenses

Selling, general and administrative expenses.  Selling, general and administrative expenses were approximately $5,694,000 for the six months ended December 31, 2014, representing an increase of approximately $231,000, or 4.2%, compared to SG&A expenses of approximately $5,463,000 for the same period the prior year.  Payroll and compensation-related expenses were approximately $3,141,000 for the six months ended December 31, 2014, representing an increase of approximately $303,000, or 10.7%, compared to approximately $2,838,000 in the same period the prior year. This increase was due to additional expenses related to commissions and bonuses based on higher revenue and profitability.

Advertising and marketing expenses, including tradeshows and event sponsorships expenses were approximately $186,000 in the six months ended December 31, 2014, representing a decrease of approximately $77,000, or 29.3%, compared to approximately $263,000 in the same period in the prior year.  This decrease was primarily due to the additional advertising and marketing expenses incurred in the prior period for preparation of the market launch of the new SmartVest SQL.

Professional fees for the six months ended December 31, 2014 were approximately $448,000, a decrease of approximately $21,000 compared to approximately $469,000 in the same period in the prior year.  These fees are for services related to legal costs, reporting requirements, consulting, expenses related to information technology security and backup, and expenses for printing and other shareowner services.  The decrease in fees over the same period last year was primarily due to a shareholder’s proposal at our 2013 Annual Meeting of Shareholders that resulted in litigation that was resolved in the first quarter of fiscal 2014. The decrease in these legal fees was partially offset by an increase in consulting fees associated with sales training and a contract employee.

In addition, selling, general and administrative expenses increased approximately $48,000 compared to the same period in the prior year due to  the 2.3% medical device excise tax, which is  assessed on certain domestic device sales.

Research and development expenses. Research and development expenses were approximately $159,000 for the six months ended December 31, 2014, representing a decrease of approximately $143,000, or 47.4%, compared to approximately $302,000 in the same period the prior year.  The decrease was due to finalizing the development and testing of the new SmartVest SQL in the prior period.  Research and development expenses for the six months ended December 31, 2014 were 1.6% of revenue, compared to 4.4% of revenue in the same period the prior year.  As a percentage of revenue, management expects to spend approximately 2.0% to 4.0% of revenue on research and development expenses over the long term.

Interest expense

Interest expense was approximately $45,000 for the six months ended December 31, 2014, representing an increase of approximately $10,000, or 28.6%, compared to approximately $35,000 for the same period the prior year. The increase in net interest expense resulted from a decrease in interest income compared to prior year.

Income tax expense/benefit

Income tax expense was estimated at approximately zero for the six months ended December 31, 2014, compared to income tax benefit of $346,000 in the same period in the prior year. The effective tax rate for the six months ended December 31, 2014 and 2013 was 0.0% and 37.6%, respectively. As income is earned the Company’s net operating loss carryforwards are applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. For the six months ended December 31, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $331,000.

Net income ( loss)

Net income for the six months ended December 31, 2014 was approximately $800,000 compared to a net loss of approximately $575,000 for the same period the prior year. The increase in net income was primarily the result of an increase in domestic home care revenue in the first six months of fiscal 2015.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2014, net cash provided by operating activities was approximately $1,273,000.  Cash flows provided by operations consisted of approximately $800,000 in net income, adjusted for non-cash expenses of approximately $558,000, offset by an increase in accounts receivable and prepaid expenses and other assets of $142,000 and $19,000, respectively.  In addition, accounts payable and accrued liabilities increased approximately $74,000.

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

Cash Flows from Investing Activities

For the six months ended December 31, 2014, cash used in investing activities was approximately $286,000 for purchases of property and equipment.

For the six months ended December 31, 2013, cash used in investing activities was approximately $293,000. During this period we paid approximately $291,000 for purchases of property and equipment. We also paid approximately $2,000 for patent related costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2014, cash used in financing activities was approximately $38,000, which consisted of principal payments on long-term debt of $23,000, and payments of deferred financing fees of $15,000.

 For the six months ended December 31, 2013, cash used in financing activities was approximately $105,000 which consisted of principal payments on long-term debt of $70,000, and payments of deferred financing fees of $35,000.

Adequacy of Capital Resources

          Based on our current operational performance, we believe our working capital of approximately $9.8 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2015. Based on our ability to service our debt and relationship with our lender we believe that we will be able to renew our line of credit prior to December 18, 2015 or obtain alternative financing.  However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

On December 18, 2014, we renewed our $2,500,000 revolving line of credit with Venture Bank, which was initially entered into on December 18, 2013 as part of our credit facility with Venture Bank. There was no outstanding principal balance on the line of credit as of December 31, 2014. Interest on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50% (4.50% at December 31, 2014) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2015, if not renewed. The line of credit is secured by a security interest in substantially all of our tangible and intangible assets.

As a part of our credit facility with Venture Bank, we also refinanced our outstanding U.S. Bank term loan, which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. This loan was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on our real property.

Our credit facility with Venture Bank contains certain financial and nonfinancial covenants which include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with the tangible net worth covenant as of December 31, 2014.

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

For the first six months of fiscal years 2014 and 2013, we spent approximately $286,000 and $291,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date: February 10, 2015	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description

10.1
Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014).

10.2
Electromed, Inc. Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014).

10.3
Electromed, Inc. Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014).

10.4
Electromed, Inc. Restricted Stock Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014).

10.5
Electromed, Inc. Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014).

10.6
Business Loan Agreement (Asset Based) between the Company and Venture Bank, dated December 18, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2014).

10.7
Rider to Business Loan Agreement (Asset Based) and Related Documents between the Company and Venture Bank, dated December 18, 2014 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2014).

10.8
Change in Terms Agreement between the Company and Venture Bank, dated December 18, 2014 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2014).

10.9	Electromed, Inc. Non-Employee Director Equity Awards Grant Policy.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2014 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

- 20 -