Form 10-Q
period 2015-03-31
Electromed, Inc.
filed 2015-05-12
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No.:   001-34839

Electromed, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

500 Sixth Avenue NW
New Prague, MN	56071
(Address of principal executive offices)	(Zip code)

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

There were 8,133,857 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 12, 2015.

Electromed, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Electromed, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	$2,904,811	$1,502,702
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,388,454	6,487,267
Inventories	2,401,864	2,235,496
Prepaid expenses and other current assets	481,477	397,853
Total current assets	12,176,606	10,623,318
Property and equipment, net	3,617,372	3,935,802
Finite-life intangible assets, net	832,520	930,451
Other assets	361,076	302,595
Total assets	$16,987,574	$15,792,166

Liabilities and Equity
Current Liabilities
Current maturities of long-term debt	$48,098	$46,375
Accounts payable	684,290	380,582
Accrued compensation	561,938	391,040
Warranty reserve	670,000	700,000
Other accrued liabilities	171,893	302,482
Total current liabilities	2,136,219	1,820,479
Long-term debt, less current maturities	1,214,795	1,251,192
Total liabilities	3,351,014	3,071,671
Commitments and Contingencies (Note 6)

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,133,857 and 8,114,252 at March 31, 2015, June 30, 2014, respectively	81,339	81,143
Additional paid-in capital	13,295,566	13,217,166
Retained earnings (accumulated deficit)	259,655	(577,814)
Total equity	13,636,560	12,720,495
Total liabilities and equity	$16,987,574	$15,792,166

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

Net revenues	$4,556,977	$3,956,335	$14,209,239	$10,875,588
Cost of revenues	1,400,252	1,436,195	4,354,339	3,476,570
Gross profit	3,156,725	2,520,140	9,854,900	7,399,018

Operating expenses
Selling, general and administrative	3,020,849	2,634,036	8,714,746	8,097,067
Research and development	78,292	103,166	237,201	405,009
Total operating expenses	3,099,141	2,737,202	8,951,947	8,502,076
Operating income (loss)	57,584	(217,062)	902,953	(1,103,058)
Interest expense, net of interest income of $371, $392, $2,044 and $11,730 respectively	20,355	23,321	65,484	57,992
Net income (loss) before income taxes	37,229	(240,383)	837,469	(1,161,050)

Income tax expense	—	(764,000)	—	(418,000)
Net Income (loss)	$37,229	$(1,004,383)	$837,469	$(1,579,050)

Income (loss) per share:
Basic	$.00	$(0.12)	$.10	$(0.19)
Diluted	$.00	$(0.12)	$.10	$(0.19)

Weighted-average common shares outstanding:
Basic	8,114,252	8,114,252	8,114,252	8,114,252
Diluted	8,166,659	8,114,252	8,131,496	8,114,252

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$837,469	$(1,579,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	459,223	409,651
Amortization of finite-life intangible assets	97,931	95,082
Amortization of debt issuance costs	14,546	13,078
Share-based compensation expense	78,596	73,821
Deferred income taxes	—	454,000
Loss on disposal of property and equipment	233,116	34,110
Changes in operating assets and liabilities:
Accounts receivable	98,813	2,544,116
Inventories	(166,368)	(1,171,221)
Prepaid expenses and other assets	(141,854)	(37,930)
Accounts payable and accrued liabilities	319,717	184,333
Net cash provided by operating activities	1,831,189	1,019,990

Cash Flows From Investing Activities
Expenditures for property and equipment	(379,609)	(626,327)
Expenditures for finite-life intangible assets	—	(8,155)
Net cash used in investing activities	(379,609)	(634,482)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(34,674)	(81,348)
Payments of deferred financing fees	(14,797)	(35,296)
Net cash used in financing activities	(49,471)	(116,644)
Net increase in cash and cash equivalents	1,402,109	268,864
Cash and cash equivalents
Beginning of period	1,502,702	503,564
End of period	$2,904,811	$772,428

See Notes to Condensed Consolidated Financial Statements.

Electromed, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets and sells its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also markets and sells its products internationally both directly and through distributors. International sales were approximately $599,000 and $585,000 for the nine months ended March 31, 2015 and 2014, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This interim report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

Net income (loss) per common share:  Net income (loss) is presented on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock warrants were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 539,900 and 609,900 were excluded from the calculation of diluted earnings per share for the three and nine months ended March 31, 2015 and 2014, respectively, as their impact was antidilutive.

Note 2.	Inventories

The components of inventory were approximately as follows:

	March 31, 2015	June 30, 2014
Parts inventory	$1,615,000	1,491,000
Work in process	165,000	264,000
Finished goods	652,000	510,000
Less: Reserve for obsolescence	(30,000)	(30,000)
Total	$2,402,000	2,235,000

Note 3.	Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2015	Year Ended June 30, 2014
Beginning warranty reserve	$700,000	$680,000
Accrual for products sold	107,000	196,000
Expenditures and costs incurred for warranty claims	(137,000)	(176,000)
Ending warranty reserve	$670,000	$700,000

Note 4.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the nine months ended March 31, 2015 and 2014 were 0.0% and negative 36.0%, respectively. For the nine months ended March 31, 2015, the Company recorded no tax expense.  As income is earned the Company’s net operating loss carryforward is applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets causes a corresponding decrease in respective valuation allowance. For the nine months ended March 31, 2015, the Company recorded an income tax expense of zero and the decrease in the Company’s deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance was approximately $358,000.

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

On a quarterly basis, the Company evaluates all positive and negative evidence, as discussed above, in determining if the valuation allowance is fairly stated. Based the Company’s review of this evidence, management believes that a full valuation allowance against all of the Company’s deferred tax assets at March 31, 2015 remains appropriate.

Note 5.	Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  On December 18, 2014, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2015 or June 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50% (4.50% at March 31, 2015) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable ($2,500,000 eligible for borrowing at March 31, 2015) and the line of credit expires on December 18, 2015, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

As a part of the credit facility, the Company has a term loan, which had an outstanding principal balance of approximately $1,251,000 and $1,281,000 at March 31, 2015 and June 30, 2014, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 is due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the Company’s real property.

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

The Company uses a parts supplier whose founder and president is a director of the Company. For the nine months ended March 31, 2015 and 2014, the Company made payments to the supplier of approximately $85,000 and $163,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the following words: anticipate, believe, continue, could, estimate, expect, intend, may, ongoing, plan, potential, predict, project, should, will, would, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Our forward-looking statements in this report primarily relate to the following: our expectations regarding international markets and their impact on our sales; our beliefs regarding the effect of new products on our revenues; our expectations regarding expansion of the SmartVest SQL to the international and institutional markets; our expectations for the sale of our products in the European Union; our expectations regarding the cost of manufacturing the SmartVest SQL;  our expectations regarding long-term gross profit margins; our expectations regarding research and development expenses; our expectations regarding sales and revenue growth, future efficiencies, and productivity and profitability with the increase in the quantity and quality of our sales force; our expectations regarding an increased focus on the sale of our products in certain densely populated regions of the United States; our expectations regarding capital expenditures; our expectations regarding our US federal and state deferred tax assets; our beliefs regarding the benefits of our products; our expectations regarding obsolescence and related impairment charges for certain SQL tooling; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

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

Overview

Electromed, Inc. (“we,” “us,” “our,” the “Company” or “Electromed”) was incorporated in Minnesota in1992. We are engaged in the business of providing innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the Electromed, Inc. SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function. The products are sold for both the home health care market and the institutional market for use by patients in hospitals, which are referred to as “institutional sales.” For over a decade, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis (including chronic bronchitis or chronic obstructive pulmonary disease (COPD) that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases. Reimbursement often requires the patients with these conditions to demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Additionally, we offer such products, upon physician prescription to a patient population that includes post-surgical and intensive care patients, patients with end-stage neuromuscular disease, and ventilator-dependent patients. Our goal is to be a consistent innovator with unmatched customer service in providing HFCWO to patients with impaired pulmonary function.

During the second half of fiscal year 2014 we launched exclusively to the domestic homecare market, our next generation SmartVest System, the SmartVest SQL, which was designed with features that were requested by our patients and clinicians. In addition to being smaller, quieter and lighter than our previous versions, we enhanced programmability and ease of use. We expect to offer the SmartVest SQL to institutions and in certain international markets during the fourth quarter of fiscal 2015.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The critical accounting policies used in the preparation of the financial statements as of March 31, 2015 have remained unchanged from June 30, 2014.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Revenue for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Total Revenue	$4,557	$3,956	$601	15.2%
Home Care Revenue	$3,825	$3,227	$598	18.5%
International Revenue	$161	$289	$(128)	(44.3)%
Government/Institutional Revenue	$571	$440	$131	29.8%

Home Care Revenue. Home care revenue was approximately $3,825,000 for the three months ended March 31, 2015, representing an increase of approximately $598,000, or 18.5%, compared to the same period in 2014. The increase in revenue was caused by continued improvements in the Company’s reimbursement operations including new third party payer contracts and process improvements leading to faster approval cycle times, higher average selling price and greater referral to approval percentage, as well as higher referrals, as compared with the same period in the prior year. We saw strength in referrals as we exited the quarter and realize the benefits of our earlier investment in sales training, time and territory management, and hiring more experienced sales people through replacement of low performers. Additionally, we are expanding the sales team in the fourth quarter of fiscal 2015 to provide greater focus in denser populated regions of the United States.  We expect that the short-term increase in sales, general and administrative expense will be offset by the resulting long-term enhancement of our ability to grow revenue as these additional sales people reach full productivity.

International Revenue. International revenue was approximately $161,000 for the three months ended March 31, 2015, representing a decrease of approximately $128,000, or 44.3%, compared to the same period in 2014. International sales can be affected by the timing of distributor purchases and may fluctuate on a quarterly basis. We believe the majority of the decrease was due to our distributors in the European Union pulling forward device purchases into the quarter ended September 30, 2014, due to the Company delaying SmartVest System compliance with Directive 2011/65/EU (RoHS 2) which became effective for medical devices on July 22, 2014 in the European Union. RoHs 2 addresses concerns related to increasing volume of electrical and electronic equipment waste in the European Union. During the quarter ended March 31, 2015, we gained compliance with our SmartVest SQL for RoHS 2 and resumed shipping to our European Union distributors.

Government/Institutional Revenue. Government/institutional revenue was approximately $571,000 for the three months ended March 31, 2015, representing a increase of approximately $131,000, or 29.8%, compared to approximately $440,000 during the same period in the prior year. The primary increase was from institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions. Governmental revenue remained flat compared to the same period in the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force.

Gross profit

Gross profit increased to approximately $3,157,000, or 69.3% of net revenues, for the three months ended March 31, 2015, from approximately $2,520,000, or 63.7% of net revenues, in the same period in the prior year. The increase in gross profit percentage resulted primarily from the increase in domestic home care revenue at higher average selling price and greater referral to approval percentage, as compared with the same period in the prior year. The gross profit percentage was also negatively affected by an impairment charge, included in cost of goods sold for the third quarter of fiscal 2015, taken on tooling we will no longer use for the production of SmartVest SQL parts. Efforts continue to bring manufacturing costs for the SmartVest SQL in line with our previous products. As we implement more cost effective manufacturing processes we record an impairment charge against the book value of the assets that will no longer be used.  During the third quarter of fiscal 2015 these charges totaled approximately $70,000.  Based on our current cost reduction projects we expect total additional charges in the future to be approximately $43,000.  We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to historical levels above 70%.

Operating expenses

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses were approximately $3,021,000 for the three months ended March 31, 2015, representing an increase of approximately $387,000, or 14.7% compared to SG&A expenses of approximately $2,634,000 for the same period the prior year.  Payroll and compensation-related expenses were approximately $1,636,000 for the three months ended March 31, 2015, representing an increase of approximately $187,000, or 12.9% compared to approximately $1,449,000 in the same period the prior year. This increase was primarily due to additional expenses related to commissions and bonuses based on higher revenue and profitability.

Advertising and marketing expenses, including tradeshows and event sponsorships for the three months ended March 31, 2015 decreased by approximately $40,000 to approximately $60,000, compared to approximately $100,000 in the same period in the prior year. The decrease was due to additional costs in the prior period for marketing and advertising projects related to the market launch of the SmartVest SQL. Travel, meals and entertainment expenses were approximately $288,000 for the three months ended March 31, 2015, representing a decrease of approximately $7,000, or 2.5%, compared to the same period in the prior year.

Professional fees for the three months ended March 31, 2015 were approximately $225,000, an increase of approximately $87,000, or 63.0%, compared to approximately $138,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, consulting, expenses related to information technology security and backup, and expenses for printing and other shareowner services. The increase in fees over the same period last year was primarily due to an increase in consulting fees associated with information technology improvements, listing fees associated with the Company’s 2014 equity compensation plan, and timing of certain annual accounting fees.

Recruiting fees for the three months ended March 31, 2015 were approximately $81,000, an increase of approximately $70,000 compared to approximately $11,000 in the same period in the prior year due to the replacement of several underperforming sales people. In addition, selling, general and administrative expenses increased approximately $30,000 compared to the same period in the prior year due to the 2.3% medical device excise tax, which is assessed on certain domestic device sales.

Research and development expenses. Research and development expenses were approximately $78,000 for the three months ended March 31, 2015, representing a decrease of approximately $25,000, or 24.3%, compared to approximately $103,000 in the same period the prior year. Research and development expenses for the three months ended March 31, 2015 were 1.7% of revenue, compared to 2.6% of revenue in the same period the prior year.  As a percentage of revenue, we expect to spend approximately 2.0% to 4.0% of revenue on research and development expenses over at least the next twelve months.

Interest expense

Interest expense was approximately $20,000 for the three months ended March 31, 2015, representing a decrease of approximately $3,000, or 13%, compared to approximately $23,000 for the same period the prior year.

Income tax expense

Income tax expense was estimated at zero for the three months ended March 31, 2015, compared to income tax expense of $764,000 in the same period in the prior year. As income is earned our net operating loss carryforwards are applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces our gross deferred tax assets.  This reduction of our gross deferred tax assets will cause a corresponding decrease in the respective valuation allowance. For the three months ended March 31, 2015, we recorded an income tax expense of zero and the decrease in our deferred tax assets and corresponding reduction in our deferred tax asset valuation allowance was approximately $27,000.

Income tax expense for the three months ended March 31, 2014 included a current tax expense of $310,000 and a discrete tax expense of $454,000 due primarily to our decision to record a full valuation allowance against all of our net US federal and state deferred tax assets at March 31, 2014.

Net Income (loss)

Net income for the three months ended March 31, 2015 was approximately $37,000 compared to net loss of approximately $1,004,000 for the same period the prior year. The increase in net income was primarily the result of an increase in domestic home care revenue and the valuation allowance that was recorded against our deferred tax assets during the prior year period.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenues

Revenue for the nine month periods are summarized in the table below (dollar amounts in thousands).

	Nine Months Ended March 31,
	2015	2014	Increase (Decrease)
Total Revenue	$14,209	$10,876	$3,333	30.6%
Home Care Revenue	$12,133	$8,987	$3,146	35.0%
International Revenue	$599	$585	$14	2.4%
Government/Institutional Revenue	$1,477	$1,304	$173	13.3%

Home Care Revenue. Home care revenue was approximately $12,133,000 for the nine months ended March 31, 2015, representing an increase of approximately $3,146,000, or 35.0% compared to the same period in the prior year. The increase in revenue was caused by continued improvements in the Company’s reimbursement operations including new third party payer contracts and process improvements leading to faster approval cycle times, higher average selling price and greater referral to approval percentage, as well as higher referrals, as compared with the same period in the prior year.

International Revenue. International revenue was approximately $599,000 for the nine months ended March 31, 2015, representing an increase of approximately $14,000, or 2.4% compared to the same period in the prior year.

Government/Institutional Revenue. Government/institutional revenue was approximately $1,477,000 for the nine months ended March 31, 2015, representing an increase of approximately $173,000, or 13.3%, compared to approximately $863,000 during the same period in the prior year. Institutional revenue, which includes sales to distributors, group purchasing organization (GPO) members, and other institutions, increased by $209,000 compared to the same period the prior year. The overall increase in institutional and government sales was the result of the continued focused efforts of our sales force. Institutional revenue was offset by a $36,000 decrease in government sales, which decreased to approximately $321,000 for the nine months ended March 31, 2015.

Gross profit

Gross profit increased to approximately $9,855,000, or 69.4% of net revenues, for the nine months ended March 31, 2015, from approximately $7,399,000, or 68.0% of net revenues, in the same period in the prior year. The increase in gross profit percentage resulted primarily from the increase in domestic home care revenue at higher average selling price and greater referral to approval percentage, as compared with the same period in the prior year. During the nine months ended March 31, 2015, the gross profit percentage was also negatively affected by an impairment charge, included in cost of goods sold, taken on tooling we will no longer use for the production of SmartVest SQL parts. Efforts continue to bring manufacturing costs for the SmartVest SQL in line with our previous products. As we implement more cost effective manufacturing processes we record an impairment charge against the book value of the assets that will no longer be used.  During the nine months ended March 31, 2015 these charges totaled approximately $177,000.  Based on our current cost reduction projects we expect total additional charges in the future to be approximately $43,000.  We believe that as we grow sales, we will again be able to leverage manufacturing costs more effectively and margins will return to historical levels above 70%.

Operating expenses

Selling, general and administrative expenses.  Selling, general and administrative expenses were approximately $8,715,000 for the nine months ended March 31, 2015, representing an increase of approximately $618,000, or 7.6%, compared to SG&A expenses of approximately $8,097,000 for the same period the prior year.  Payroll and compensation-related expenses were approximately $4,778,000 for the nine months ended March 31, 2015, representing an increase of approximately $492,000, or 11.5%, compared to approximately $4,286,000 in the same period the prior year. This increase was primarily due to additional expenses related to commissions and bonuses based on higher revenue and profitability.

Advertising and marketing expenses, including tradeshows and event sponsorships expenses were approximately $245,000 in the nine months ended March 31, 2015, representing a decrease of approximately $118,000, or 32.5%, compared to approximately $363,000 in the same period in the prior year. This decrease was primarily due to the additional advertising and marketing expenses incurred in the prior period for preparation and launch of the new SmartVest SQL into the home care market.

Professional fees for the nine months ended March 31, 2015 were approximately $673,000, an increase of approximately $66,000, or 10.9%, compared to approximately $607,000 in the same period in the prior year.  These fees are for services related to legal costs, reporting requirements, consulting, expenses related to information technology security and backup, and expenses for printing and other shareowner services.  The increase in fees over the same period last year was primarily due to an increase in consulting fees associated with sales training, information technology improvements, and a contract employee. The increase in these fees was partially offset by a decrease in legal fees in connection with a shareholder’s proposal at our 2013 Annual Meeting of Shareholders that resulted in litigation that was resolved in the first quarter of fiscal 2014.

Recruiting fees for the nine months ended March 31, 2015 were approximately $156,000, an increase of approximately $83,000 compared to approximately $73,000 in the same period in the prior year due to the replacement of several underperforming sales people. In addition, selling, general and administrative expenses included $169,000 due to the 2.3% medical device excise tax which is assessed on certain domestic device sales. This was an increase of approximately $78,000 compared to the same period in the prior year.

Research and development expenses. Research and development expenses were approximately $237,000 for the nine months ended March 31, 2015, representing a decrease of approximately $168,000, or 41.5%, compared to approximately $405,000 in the same period the prior year.  The decrease was due to finalizing the development and testing of the new SmartVest SQL in the prior period.  Research and development expenses for the nine months ended March 31, 2015 were 1.7% of revenue, compared to 3.7% of revenue in the same period the prior year.  As a percentage of revenue, management expects to spend approximately 2.0% to 4.0% of revenue on research and development expenses over at least the next twelve months.

Interest expense

Interest expense was approximately $65,000 for the nine months ended March 31, 2015, representing an increase of approximately $7,000, or 12.1%, compared to approximately $58,000 for the same period the prior year. The increase in net interest expense resulted from a decrease in interest income compared to prior year.

Income tax expense/benefit

Income tax expense was estimated at zero for the nine months ended March 31, 2015, compared to income tax expense of $418,000 in the same period in the prior year. As income is earned our net operating loss carryforwards are applied to reduce taxable income to zero.  Accordingly, the application of the net operating losses to reduce taxable income reduces our gross deferred tax assets.  This reduction of our gross deferred tax assets will cause a corresponding decrease in the respective valuation allowance. For the nine months ended March 31, 2015, we recorded an income tax expense of zero and the decrease in our deferred tax assets and corresponding reduction in our deferred tax asset valuation allowance would be approximately $358,000.

Income tax expense for the nine months ended March 31, 2014 included a current tax benefit of $36,000 and a discrete tax expense of $454,000 due primarily to our decision to record a full valuation allowance against all of our net US federal and state deferred tax assets at March 31, 2014.

Net income (loss)

Net income for the nine months ended March 31, 2015 was approximately $837,000 compared to a net loss of approximately $1,579,000 for the same period the prior year. The increase in net income was primarily the result of an increase in domestic home care revenue and the valuation allowance that was recorded against our deferred tax assets during the prior year period.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2015, net cash provided by operating activities was approximately $1,831,000.  Cash flows provided by operations consisted of approximately $837,000 in net income, adjusted for non-cash expenses of approximately $883,000 and a decrease in accounts receivable of $99,000, offset by an increase in inventory and prepaid expenses and other assets of $166,000 and $142,000, respectively.  In addition, accounts payable and accrued liabilities increased approximately $320,000.

For the nine months ended March 31, 2014, net cash provided by operating activities was approximately $1,020,000. Cash flows provided by operations consisted of approximately $1,579,000 in net loss, adjusted for non-cash expenses of approximately $1,080,000, offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities of $2,544,000 and $184,000, respectively. In addition, inventories and prepaid expenses and other assets increased approximately $1,171,000 and $38,000, respectively.

Cash Flows from Investing Activities

For the nine months ended March 31, 2015, cash used in investing activities was approximately $380,000 for purchases of property and equipment.

For the nine months ended March 31, 2014, cash used in investing activities was approximately $634,000. During this period we paid approximately $626,000 for purchases of property and equipment. We also paid approximately $8,000 for patent related costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2015, cash used in financing activities was approximately $50,000, which consisted of principal payments on long-term debt of $35,000, and payments of deferred financing fees of $15,000.

For the nine months ended March 31, 2014, cash used in financing activities was approximately $117,000, which consisted of principal payments on long-term debt of $81,000, and payments of deferred financing fees of $35,000.

Adequacy of Capital Resources

We believe our working capital of approximately $10.0 million and available borrowings under the existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2015. Based on our ability to service our debt from our operating cash flow and relationship with our lender we believe that we will be able to renew our line of credit prior to December 18, 2015 or obtain alternative financing.  However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

On December 18, 2014, we renewed our $2,500,000 revolving line of credit with Venture Bank, which was initially entered into on December 18, 2013 as part of our credit facility with Venture Bank. There was no outstanding principal balance on the line of credit as of March 31, 2015. Interest on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50% (4.50% at March 31, 2015) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2015, if not renewed. The line of credit is secured by a security interest in substantially all of our tangible and intangible assets.

As a part of our credit facility with Venture Bank, we also refinanced our outstanding term loan with U.S. Bank, which had an outstanding principal balance of approximately $1,341,000 and bore interest at 5.79%. This loan was repaid in full and replaced by a $1,300,000 term loan from Venture Bank that bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on our real property.

Our credit facility with Venture Bank contains certain financial and nonfinancial covenants including a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends.    We were in compliance with the tangible net worth covenant as of March 31, 2015.

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

For the first nine months of fiscal years 2015 and 2014, we spent approximately $380,000 and $626,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Certain Information Concerning Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period subject to this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date: May 12, 2015	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX (OPEN FOR REVIEW WITH FBD)
ELECTROMED, INC.
FORM 10-Q

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of the Company for the period ended March 31, 2015 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.