Form 10-K
period 2015-06-30
Electromed, Inc.
filed 2015-09-15
CIK 1488917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No.: 001-34839

  Electromed, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1732920 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2014 was approximately $16,081,000 based upon the closing price of the Registrant’s common stock on such date.

There were 8,163,857 shares of the registrant’s common stock outstanding as of September 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2016 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2015, are incorporated by reference into Part III of this Form 10-K.

Electromed, Inc.

i

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: our business strategy, including our intended level of investment in research and development and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; our business strengths and competitive advantages; our plans and expectations with respect to international sales growth; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ii

PART I

Item 1. Business.

Overview

Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) develops, manufactures, markets and sells innovative products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function with a commitment to excellence and compassionate service. Our goal is to make High Frequency Chest Wall Oscillation (“HFCWO”) treatments as effective, convenient, and comfortable as possible, so our patients will adhere to their prescribed treatment schedule. Electromed was incorporated in Minnesota in 1992. Our common stock is listed on the NYSE MKT under the ticker symbol “ELMD.”

The SmartVest System features a programmable air pulse generator, a therapy garment worn over the upper body and a connecting hose, which together provide safe, comfortable, and effective airway clearance therapy. The SmartVest System generates HFCWO, also known as High Frequency Chest Compression, a technique for airway clearance therapy. The garment repeatedly compresses and releases the upper body at frequencies from 5 to 20 cycles per second creating a “mini cough”. Each compression (or oscillation) produces pulsations within the lungs that loosens secretions from the surfaces of the lung airways, thins mucus stuck in the lungs and propels them toward the mouth where they can be removed by normal coughing or suction.

HFCWO facilitates airway clearance by loosening and mobilizing respiratory secretions in a patient’s lungs. One factor of respiratory health is the ability to clear secretions from airways. Impaired airway clearance, when mucus cannot be expectorated, may result in labored breathing and/or inflammatory and immune systems boosting mucus production that invites bacteria trapped in stagnant secretions to cause infections. Studies show that HFCWO therapy is as effective an airway clearance method for patients who have cystic fibrosis or other forms of compromised pulmonary function as traditional chest physical therapy (“CPT”) administered by a respiratory therapist. However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe that HFCWO treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications, such as pneumonia, that are associated with impaired mucus transport and may be serious or life-threatening and often result in costly hospital visits.

The SmartVest System is designed for patient comfort and ease of use which promotes compliance with prescribed treatment schedules, leading to improved airway clearance and enhanced respiratory function. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for tailored fit and function. User-friendly controls allow children and the elderly to administer their own daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement and billing departments assure we are working on behalf of the patient by processing their physician paperwork, providing clinical support as needed and billing Medicare or the applicable insurance provider on their behalf. We believe that the advantages of the SmartVest System and the Company’s customer services to the patient include:

•	improved quality of life;

•	independence from a dedicated caregiver;

•	consistent treatments at home;

•	improved comfort during therapy;

•	portability; and

•	eligibility for reimbursement by private insurance, federal or state government programs or combinations of the foregoing.

Our Products

Our products are primarily sold into the home health care market for patients with chronic lung issues, including bronchiectasis, cystic fibrosis and neuromuscular disease. We also sell our products in acute care settings (e.g., hospitals and clinics) when the patient is in a post-surgical or intensive care unit, or was admitted for a lung infection brought on by compromised airway clearance. Accordingly, our sales points of contact include adult pulmonology clinics, cystic fibrosis centers, neuromuscular clinics, pulmonary rehabilitation centers, hospitals and home health care centers.

We have received clearance to market the SmartVest System from the U.S. Food and Drug Administration (“FDA”) to promote airway clearance and improve bronchial drainage. In addition, Electromed is certified to apply the CE Mark for HFCWO device sales in all European Union countries and approved for HFCWO device sales in other, select international countries. The SmartVest System is available only with a physician’s prescription.

The SmartVest System

The SmartVest System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment. The SmartVest System is currently available in two models – SV2100 and SQL – both of which are sold into home care and institutional markets for use by patients and hospitals. The SmartVest SV2100 and SmartVest SQL deliver the same clinically effective HFCWO therapy. Additionally, both systems are designed for maximum comfort and lifestyle convenience, so patients can readily fit HFCWO therapy into their daily routines:

•	Patented single-hose design: When the SmartVest System is in use, a single-hose delivers oscillations to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. Oscillations are delivered evenly from the base of the SmartVest garment, extending the forces upward and inward in strong but smooth cycles surrounding the chest.

•	Open system design with active inflate – active deflate: The active inflate – active deflate mechanism of the SmartVest System provides patients a more comfortable treatment experience by working in unison with patients to allow them to take deep breaths and breathe more easily without feeling restricted.

•	Soft-fabric garment is lightweight and comfortable: The SmartVest garment is lightweight and designed to resemble an article of clothing. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to insure a properly tailored fit. The SmartVest garment is available in a variety of colors and sizes to accommodate pediatric and adult patients.

•	Programmable generator with user friendly device operation: The SmartVest System generator uses an internal programmable memory feature to manage air pulse frequency, air pulse pressure and treatment time to be set as prescribed by the patient’s physician. The air pulse frequency can be adjusted from 5 to 20 cycles per second and the air pulse pressure can be adjusted from 0 to 100% of a maximal pressure range.

•	Patented Soft Start® and 360° garment oscillation coverage: Soft Start creates an upward flow of air that gently fills the garment while initiating the squeeze/release pulse, acclimating the patient to therapy and minimizing “vest creep.” All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs.

The SmartVest SQL System

We designed the SmartVest SQL with an array of features that make it easier to use and enable greater patient freedom as compared to the SmartVest SV2100. In addition to incorporating the unique benefits of the SV2100, the SmartVest SQL was designed to be significantly smaller, quieter, and lighter, and offer advanced generator programmability, constant bias pressure, and an enhanced pause feature with save, lock and restore functionality:

•	Smaller, quieter, lighter: The SmartVest SQL System is 25% smaller, 5db quieter and 25% lighter than the SmartVest SV2100, making it easier for patients to use and integrate HFCWO therapy into their daily lives.

•	Programmable ramp: The SmartVest SQL integrates fully featured programmable and adjustable ramp, which allows HFCWO therapy to start at a low frequency, ramp up, and then reduce the frequency during treatment. This allows clinicians greater flexibility to program patient-specific HFCWO therapy protocols.

•	Enhanced programmability: The SmartVest SQL features new programmability options for saving, locking and restoring protocols, providing an extra layer of security. Further, an enhanced pause feature allows the physician to program dedicated time(s) for the patient to clear secretions.

•	Constant bias pressure: Constant bias pressure ensures garment pressure remains the same as air pulse frequency changes during therapy.

Other Products

We market the Single Patient Use (“SPU”) SmartVest® and SmartVest Wrap® to health care providers, particularly those working in intensive care units. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for the duration of their stay. Both SPU products facilitate continuity of care because they introduce the patient to our product line and may encourage use of the SmartVest System for home care, which can be provided to patients with a chronic condition upon discharge. Both SPU products also provide full coverage pulsation.

Our Market

We estimate the current total served market for HFCWO in the United States is approximately $115 million based on independent market research. We believe our business model is supported by many market trends related to an aging population and growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy. Indications for when HFCWO should be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when he or she believes the patient will benefit from improved airway clearance and external chest manipulation is the treatment of choice to enhance mucus transport and improve bronchial drainage.

The SmartVest System is routinely prescribed for patients with bronchiectasis, amyotrophic lateral sclerosis (“ALS”), cerebral palsy, cystic fibrosis, muscular dystrophy, quadriplegia and the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”). The estimated patient populations in 2014 for diseases and conditions routinely prescribed HFCWO therapy are listed below. In the United States, the combined estimated total is over 16 million patients, although not all individuals with these conditions suffer from compromised pulmonary function. It was estimated that 190,000 unique cases of bronchiectasis were diagnosed in Medicare patients in 2007 and bronchiectasis prevalence increased 8.7% annually between 2000 and 20071.

•	Cystic Fibrosis: In the United States, approximately 30,000 people are living with cystic fibrosis, and an estimated 1,000 new cases of cystic fibrosis are diagnosed each year.

•	Bronchiectasis: Based on historic growth in prevalence and assuming a constant growth rate, the estimated number of bronchiectasis diagnoses in 2014 exceeded 340,000. We believe that bronchiectasis, an irreversible lung condition that is the end result of repeated episodes of pulmonary inflammation and infection leading to permanently dilated bronchial airways, represents the fastest growing diagnostic category and greatest potential for HFCWO growth in the United States.

•	COPD: Estimates of COPD prevalence vary considerably, suggesting there are approximately 15 to 24 million people in the United States diagnosed with COPD.

•	Cerebral Palsy: An estimated 764,000 children and adults in the United States have cerebral palsy, and approximately 8,000 to 10,000 new cases of cerebral palsy are diagnosed each year.

•	ALS: Recent estimates suggest that as many as 30,000 people in the United States may be affected by ALS, and an estimated 5,600 people in the United States are diagnosed with ALS each year.

1  Amy E. Seitz, MPH, et al. 2012. Trends in Bronchiectasis-Among Medicare Beneficiaries in the United States, 2000 to 2007. CHEST. 142(2): 432-439.

Marketing, Sales and Distribution

Our sales and marketing efforts are focused on building market awareness and acceptance of our products and services with physicians, clinicians, patients, and third party payers. The sale of the SmartVest System requires a physician’s prescription. As a result, we market to physicians and health care providers as well as directly to patients. The vast majority of our revenue comes from domestic home care sales through a physician referral model. We have established our own domestic sales force, which we believe is able to provide superior support and training to our customers. Our direct United States sales force works with physicians and clinicians in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2015, we had 28 sales representatives, including three regional sales managers, 24 clinical area managers (“CAMs”) and one institutional accounts manager. We have also developed a network of more than 300 respiratory therapists and health care professionals across the United States to assist with in-home SmartVest patient training on a non-exclusive independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists.

Of the $18.6 million of our 2015 revenue derived from the United States, approximately 90% represented home care and 10% represented institutional and governmental sales. Due to readmission penalties associated with the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), for certain diseases and conditions, we believe opportunities for further growth exist for HFCWO therapy because the device used by a patient in an institution may influence the choice of device prescribed at discharge. We expect to achieve future sales, earnings, and overall market share growth by increasing home care referrals through building awareness of the choice patients and clinicians have of HFCWO devices, particularly for patients diagnosed with bronchiectasis,.

We generate sales leads through multiple channels that include participation in medical conferences, direct mailings and visits to pulmonology clinics and medical centers, participation with patient organizations such as the Cystic Fibrosis Foundation, maintenance of industry contacts in order to increase the visibility and acceptance of our products by physicians and health care professionals, as well as through patients by word of mouth and traffic to our website. In addition, we place advertisements in leading medical magazines and journals.

Additionally, because the availability of reimbursement is an important consideration for health care professionals and patients, we must also demonstrate the effectiveness of our products to public and private insurance providers. The availability of reimbursement exists primarily due to an established Healthcare Common Procedure Coding System code (“HCPC code”) for HFCWO. A HCPC code is assigned to services and products by the Centers for Medicare and Medicaid Services, (“CMS”).  Because our product has an assigned HCPC code, a claim can be billed for reimbursement using that code.

International Marketing

Approximately 4.4% and 5.2% of net revenue was from sales outside the United States in fiscal 2015 and 2014, respectively. We sell our products outside the United States through independent distributors specializing in respiratory products. Through June 30, 2015, the majority of our distributors operated in exclusive territories. Our principal distributors are located in Europe, the Arab States of the Persian Gulf, Southeast Asia, and South and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside the United States is to focus our corporate resources on maintaining our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally will rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Approximately half of our homecare revenue is from commercial payers and one quarter is from each of the Medicare and Medicaid programs. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

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

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians. We do this by establishing an effective reimbursement department to work on behalf of the patient by processing physician paperwork, seeking insurance authorization and processing claims. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to acquire the SmartVest System over a period of 1 to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The payment amount we receive for any single referral may vary based on a number of factors, including Medicare and third-party reimbursement processes and policies. The patient maintains the risk of reimbursement to the Company in the event of non-payment by third-party payers.

Our SmartVest System is reimbursed under HCPCS code E0483. Currently, Medicare total allowable for this billing code is approximately $12,000. The allowed amount for state Medicaid programs range from approximately $8,000 to $13,000, which is similar to commercial payers. Actual reimbursement from third party payers can vary, and can be significantly less than the full allowable. Deductions from the allowable amount including, co-pay’s, deductibles and/or maximums on DME equipment decrease the reimbursement received from the third party payer. Collecting a full allowable amount depends on our ability to obtain reimbursement from the patient’s secondary and/or supplemental insurance if the patent has additional coverage, or our ability to collect the amounts from the individual patients.

Research and Development

As of June 30, 2015, our research and development staff consisted of two full-time engineers and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products that receive the appropriate product approvals and regulatory clearances around the world.

During the fiscal years ended June 30, 2015 and 2014, we incurred research and development expenses of approximately $316,000 and $466,000, respectively. As a result of our expected continued investment in enhancing the SmartVest System, we expect to spend approximately 2.0% to 4.0% of net revenue on research and development expenses over the long term.

Intellectual Property

As of June 30, 2015, we held 19 U.S. and 12 foreign issued patents covering the SmartVest System and its underlying technology, and had 30 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. Our first U.S. and foreign patents will expire in calendar 2016.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries that we have identified as key markets for our products. These markets include the European Union, Canada, Japan, and other countries.

We also have received eight U.S. trademark and service mark registrations: SMARTVEST (stylized logo), SMARTVEST WRAP®, MEDPULSE (stylized logo), CREATING SUPERIOR CARE THROUGH INNOVATION®, MEDPULSE RESPIRATORY VEST SYSTEM®, SQL®, SMARTVEST SQL®, and MAKING LIFE’S IMPORTANT MOMENTS POSSIBLE-ONE BREATH AT A TIME®. We hold one pending application in Canada for SMARTVEST and have one pending international application through the Madrid Protocol for SMARTVEST designating China, European Union, India, Japan and Mexico.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 10,000 square feet and we are certified on an annual basis to be compliant with ISO 13485 and ISO 9001 quality system standards. Our site has been regularly audited by the FDA and ISO, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory (“UL”), and ISO standards. Many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions within the United States, and for all international sales to we provide a three-year warranty.

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc.) which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (ARI’s The Vest®). In 2005, Respiratory Technologies, Inc., a privately held company doing business as RespirTech, received FDA clearance to market their HFCWO product, the inCourage® system (the “inCourage System”).

The Respin 11 (the “Respin 11”) by RespInnovation SAS and the AffloVest (the “AffloVest”) by International Biophysics Corporation are HFCWO products that also compete with our SmartVest System. The Respin 11 and AffloVest received FDA 510(k) clearance in 2012 and 2013, respectively. HFCWO product features and benefits such as, size, weight of the generator, reputation for patient and reimbursement services, and sales effectiveness of field personnel have become the key drivers of HFCWO product sales.

Alternative products for administering pulmonary therapy include: Positive Expiratory Pressure (“PEP”); Oscillatory PEP; Intrapulmonary Percussive Ventilation; CPT and breathing techniques. Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We believe our primary competitive advantages over alternative treatments are patient comfort, ease of use, and the effectiveness of HFCWO treatment as compared to CPT and other alternative treatments. Because HFCWO is not “technique dependent,” as compared to most other pulmonary therapy products, therapy begins automatically once power is provided and remains consistent and controlled for the duration of treatment.

Governmental Regulation

Medicare and Medicaid

Recent government and private sector initiatives in the U.S. and foreign countries aim at limiting the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, and are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement the program will pay for particular procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. Many private insurance programs look to Medicare as a guide in setting coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among our customers.

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often have the same licensing requirements of other durable medical equipment (“DME”) that do qualify for competitive bidding. In response to out-of-state business winning the competitive bidding process, which had a significant impact on small local DME businesses, many states have enacted regulations that require an in-state business presence, specifically through state Home Medical Equipment (“HME”) licensing boards or through state Medicaid programs. In order to do business with any patients in their state or to be a provider for their state Medicaid program, a DME provider must have an in-state presence. Other than our corporate office in Minnesota, we have an in-state presence in four other states and intend to gain in-state presence in at least one additional state in fiscal 2016. In-state presence requirements are different from state to state, but generally require a physical location that is staffed and open during regular business hours.

Product Regulations

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign regulatory agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices, and compliance with these laws and regulations entails significant costs for us. Our regulatory and quality assurance departments provide detailed oversight of their areas of responsibility to support required clearances and approvals to market our products.

In addition to the clearances and approvals discussed below, we obtained ISO 9001 and ISO 13485 certification in January 2005, and receive annual certification of our compliance with ISO quality standards.

FDA Requirements

We have received clearance from the FDA to market our products, including the SmartVest System. We may be required to obtain additional FDA clearance before marketing a new or modified product in the U.S., either through the 510(k) clearance process or the more complex premarket approval process. The process may be time consuming and expensive, particularly if human clinical trials are required. Failure to obtain such clearances or approvals could adversely affect our ability to grow our business.

Continuing Product Regulation

In addition to its approval processes for new products, the FDA may require testing and post-market surveillance programs to monitor the effects of previously approved products that have been commercialized, and may prevent or limit further marketing of products based on the results of these post-marketing programs. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (“QSR”) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

We must register annually with the FDA as a device manufacturer and, as a result, are subject to periodic FDA inspection for compliance with the FDA’s QSR requirements. These require us to adhere to certain extensive regulations. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. We also must maintain certain certifications in order to sell products internationally, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

Advertising and marketing of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others can also initiate litigation relating to advertising and /or marketing claims. If the FDA determines that our promotional or training materials constitute promotion of an unapproved or uncleared claim of use, we may need to modify our training or promotional materials or be subject to regulatory or enforcement actions that may result in civil fines or criminal penalties. Other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials constitute promotion of an unapproved use, which could result in significant fines or penalties.

European Union and Other Regions

European Union rules require that medical products receive the right to affix the Conformité Européenne (“European Conformity” or “CE”) mark The CE mark demonstrates adherence to quality standards and compliance with relevant European Union medical device directives. Products that bear the CE mark can be imported to, sold or distributed within the European Union. We obtained clearance to use the CE mark on our products in April 2005. Renewal of the CE mark is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE mark in good standing since originally receiving it and most recently renewed it in January 2015. We also require all of our distributors in the European Union and other regions to comply with their home country regulations in our distributor agreements.

The 2010 Healthcare Reform Legislation, medical device excise tax and Federal Physician Payment Sunshine Act

U.S. healthcare reform legislation, the PPACA, was enacted into law in March 2010. The PPACA imposes a 2.3% excise tax on certain domestic sales of medical devices by manufacturers. To the extent that third-party payers and institutions will not absorb increased costs represented by the tax because of reimbursement or contract limitations, we are not able to offset the tax with increased revenue.

We are unable to predict the full impact of the PPACA as many of its provisions aimed at improving the quality and decreasing the costs of healthcare, are not effective for several years and regulatory details have not yet been fully established.

Federal Physician Payments Sunshine Act

The Federal Physician Payments Sunshine Act (Section 6002 of the PPACA, the “Sunshine Act”) was adopted on February 1, 2013, to create transparency for the financial relationship between medical device companies and physicians and/or teaching hospitals. The Sunshine Act requires all manufacturers of drugs and medical devices to annually report to the CMS any payments or any other “transfers of value” made to physicians and teaching hospitals, including but not limited to consulting fees, grants, clinical research support, royalties, honoraria, and meals. This information is then posted on a public website so that consumers can learn how much was paid to their physician by drug and medical device companies. The Sunshine Act requires ongoing data collection and annual management and reporting by us.

Fraud and Abuse Laws

Federal health care laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded health care programs. The principal applicable federal laws include:

•	the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program;

•	the Anti-Kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal health care program; and

•	health care fraud statutes that prohibit false statements and improper claims to any third-party payer.

There are often similar state false claims, anti-kickback, and anti-self referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Enforcement of all of these regulations has become increasingly stringent, particularly due to more prevalent use of the whistleblower provisions under the False Claims Act, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

HIPAA/HITECH and Other Privacy Regulations

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) set forth privacy and security standards that govern the use and disclosure of protected electronic health information by “covered entities”, which include healthcare providers, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. Failure to comply with HIPAA/HITECH or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA/HITECH, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA/HITECH. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

Environmental Laws

We are subject to various environmental laws and regulations both within and outside the U.S. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing, sterilization, and disposal processes. We do not expect that compliance with environmental protection laws will have a material impact on our results of operations, financial position, or cash flows.

Employees

As of June 30, 2015, we employed 97 employees, 94 of whom were full-time. Of our 97 employees, 18% are respiratory therapists licensed by appropriate state professional organizations, including all of the employees in our Patient Services Department. We also retain more than 300 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the United States. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 square feet, which are located on an approximately 2.3 acre parcel in New Prague, Minnesota. This owned property is subject to a mortgage (see Note 5 to the Financial Statements, included in Part II, Item 8 of this Report for further information).We also lease approximately 20,000 square feet of warehouse and office space in a building adjacent to our manufacturing facilities. We believe that our current facilities are satisfactory for our long-term growth plans.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE MKT under the symbol “ELMD”. The following table sets forth the high and low sale prices of our common stock by quarter during the 2015 and 2014 fiscal years.

	2015 Fiscal Year
Quarter Ended	High	Low
September 30	$2.01	$1.29
December 31	$2.74	$1.23
March 31	$2.84	$2.13
June 30	$2.60	$1.68

	2014 Fiscal Year
Quarter Ended	High	Low
September 30	$1.40	$0.90
December 31	$3.50	$0.98
March 31	$3.29	$1.35
June 30	$1.56	$1.00

Holders

As of September 10, 2015, there were 118 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our common stock. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future. Currently, the agreement governing our credit facility restricts our ability to pay dividends.

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

Overview

Electromed, Inc. (“we,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) which includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. The SmartVest SQL was cleared for market by the FDA in December 2013 and launched exclusively to the domestic home care market in the second half of fiscal 2014. In the fourth quarter of fiscal 2015, we launched the SQL into the institutional and certain international markets. Our products are sold for both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

The SmartVest System is often eligible for reimbursement from major private insurance providers, HMOs, state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

Our primary goals for fiscal 2016 include:

•	deliver profitable growth;

•	grow quality referrals and increase the rate of reimbursement on referrals;

•	enhance our superior service model and world-class reimbursement support: and

•	maintain the highest standards of integrity, respect and privacy.

Our key growth strategies include:

•	offering innovation in HFCWO products and services;

•	enhancing our superior service model and world-class reimbursement support;

•	increasing lead generation by focusing on increasing awareness to physicians of the benefits of HFCWO with patients diagnosed with bronchiectasis and the symptoms of bronchiectasis yet undiagnosed;

•	executing broader third party payer coverage;

•	expanding our geographic footprint in institutions; and

•	treating our customers and patients with integrity and respect.

Critical Accounting Policies and Estimates

During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. Those estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported revenues and expenses. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. The following is a summary of our primary critical accounting policies and estimates. Please also refer to Note 1 to the Financial Statements, included in Part II, Item 8 of this Report.

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

We request that customers return previously-sold units that are no longer in use to us in order to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We obtained certification to recondition and resell returned units during fiscal 2015. Returned units can now be resold and will continue to be used for demonstration equipment and warranty replacement parts.

Valuation of Long-lived and Intangible Assets

Long-lived assets, primarily property and equipment and finite-life intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base, and a realization of failed marketing efforts. The recoverability of an asset or asset group is measured by a comparison of the unamortized balance of the asset or asset group to future undiscounted cash flows. If we believe the unamortized balance is unrecoverable, we would recognize an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset group. The amount of such impairment would be charged to operations at the time of determination.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. We would reverse a valuation allowance if we determine, based on the weight of all available evidence, including when cumulative losses become positive income, that it is more likely than not that some or all of the deferred tax assets will be realized.

Warranty Reserve

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States, we provide a lifetime warranty to the individual patient for whom the system is prescribed. For sales to institutions within the United States, and for all international sales, we provide a three-year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability, and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrant.

Share-Based Compensation

Share-based payment awards consist of options and restricted stock issued to employees and directors for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. The portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award. In determining the fair value of our share-based payment awards, we make various assumptions using the Black-Scholes pricing model, including expected risk free interest rate, stock price volatility, life and forfeitures. Please see Note 7 to the Financial Statements included in Part II, Item 8 of this Report for these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Revenues

Revenue for the twelve-month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,		Increase
	2015	2014
Total Revenue	$19,408	$15,488	$3,920	25.3%

Home Care Revenue	$16,615	$12,997	$3,618	27.8%

International Revenue	$854	$801	$53	6.6%

Government/Institutional Revenue	$1,939	$1,690	$249	14.7%

Home Care Revenue. Our home care revenue increased by 27.8%, or approximately $3,618,000, in fiscal 2015 compared to fiscal 2014. The increase in revenue was caused by continued improvements in our reimbursement operations, including new third-party payer contracts and process improvements leading to faster approval cycle times, higher average selling price and greater referral to approval percentage, as well as higher referrals compared with the prior year.

International Revenue. International revenue increased by 6.6%, or $53,000 in fiscal 2015 compared to fiscal 2014. In fiscal 2015, sales increased in Central and South America, offset partially by a decrease in sales to the Middle East and Asia.

Government/Institutional Revenue. Government/institutional revenue increased by 14.7%, or approximately $249,000 in fiscal 2015 compared to fiscal 2014. Institutional revenue, which includes sales to distributors, group purchasing organization (“GPO”) members, and other institutions, increased by approximately $276,000 or 22.5%, from approximately $1,228,000 in fiscal 2014 to approximately $1,504,000 in fiscal 2015. Institutional revenue was offset by a $27,000 decrease in government sales, which decreased to approximately $435,000 in fiscal 2015.

Gross Profit

Gross profit increased to $13,600,000, or 70.1% of net revenues, for the fiscal year ended June 30, 2015, from approximately $10,634,000, or 68.7% of net revenues, for the fiscal year ended June 30, 2014. The increase in gross profit percentage resulted primarily from the increase in domestic home care revenue at higher average selling price and greater referral to approval percentage, as compared with the prior year. During fiscal 2015, the gross profit percentage was negatively affected by an impairment charge, included in cost of goods sold, taken on tooling that will no longer be used to produce SmartVest SQL parts as well as an increase in our reserve for obsolete inventory caused by a change in estimated future sales of the SV2100 product.

Manufacturing costs for the SmartVest SQL were reduced in fiscal 2015 to be in line with our previous products. As we implemented more cost effective manufacturing processes we recorded an impairment charge against the book value of the assets that will no longer be used.  During fiscal 2015 these charges totaled approximately $118,000.  Based on our current cost reduction projects we expect total additional charges in the future to be approximately $30,000.

We believe we can achieve additional cost reductions that will lower the cost of our SmartVest SQL to a cost significantly lower than our previous products and that will shorten the length of time that we phase out sales of our SV2100 product. Because of this, we recorded a reserve on certain SV2100 parts, that may no longer be utilized in production, of $110,000 during the fourth quarter of fiscal 2015.

We believe that as we continue to grow sales, we will be able to continue to leverage manufacturing costs and that gross margins, over the long-term, will continue at approximately 70%, although with fluctuations on a short-term basis due to average reimbursement based on the mix of referrals during any given period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether an individual patient meets prerequisite medical criteria for reimbursement, affect average reimbursement received on a short-term basis.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal year ended June 30, 2015 were approximately $11,974,000, compared to approximately $10,909,000 for the prior year, an increase of approximately $1,065,000, or 9.8%. SG&A payroll and compensation related expenses increased by approximately $697,000, or 12.0%, to approximately $6,508,000. The increase in fiscal 2015 was due to a combination of additional expenses related to commissions and bonuses based on higher revenue and profitability, a slight increase in number of employees and annual salary rate increases.

Advertising and marketing expenses, including tradeshows and event sponsorships decreased by approximately $163,000, or 32.7%, to approximately $336,000 in fiscal 2015, compared to approximately $499,000 in fiscal 2014. The decrease was primarily related to additional costs in the prior period related to the market launch of the SmartVest SQL, as well as targeting more cost-effective advertising. Travel, meals and entertainment expenses were approximately $1,169,000 for fiscal 2015 compared to $1,149,000 in the prior year, representing an increase of approximately $20,000, or 1.7%.

Legal and professional fees increased by approximately $40,000 to approximately $903,000, compared to approximately $863,000 in fiscal 2014. These fees are for services related to legal costs, reporting requirements, consulting, expenses related to information technology security and backup, and expenses for printing and other shareowner services.  The increase in fees compared to fiscal 2014 was primarily due to an increase in consulting fees associated with sales training, information technology improvements, a contract employee, and outsourcing certain IT services. The increase in these fees was partially offset by a decrease in legal fees in connection with resolving litigation in the first quarter of fiscal 2014.

Recruiting fees increased by approximately $131,000 to approximately $222,000, compared to approximately $91,000 in fiscal 2014 due to the replacement of several underperforming sales people. In addition, SG&A expenses included $232,000 due to a 2.3% medical device excise tax that is assessed on certain domestic device sales, an increase of approximately $92,000 compared to fiscal 2014.

Research and Development Expenses. Research and development (“R&D”) expenses were approximately $316,000 and $466,000, or 1.6% and 3.0% of net revenues, for the fiscal years ended June 30, 2015 and 2014, respectively. The decrease of approximately $150,000 was due to finalizing the development and testing of the new SmartVest SQL in fiscal 2014. As a percentage of sales, we expect to spend approximately 2.0% to 4.0% of net revenues on research and development expenses over the long term.

Interest Expense

Interest expense increased to approximately $86,000 in fiscal 2015, compared to $79,000 in fiscal 2014, an increase of approximately $7,000. The increase in net interest expense resulted from a decrease in interest income compared to prior year.

Income Tax Expense / Benefit

Income tax expense was $132,000 in fiscal 2015, compared to income tax expense of $469,000 in fiscal 2014. The income tax expense for fiscal 2015 includes a current tax expense of $132,000. The income tax expense for fiscal 2014 included a current tax expense of $15,000 and a discrete tax expense of $454,000 due primarily to our decision to record a full valuation allowance against all of our net U.S. federal and state deferred tax assets during the quarter ended March 31, 2014. The effective tax rates, excluding the adjustments for the valuation allowance for the years ended June 30, 2015 and 2014, were 45.0% and 31.5%, respectively. The effective tax rates differ from the statutory federal rate due to the effect of state income taxes, research and development tax credits, the domestic production deduction and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income/Loss

Net income for the twelve months ended June 30, 2015 was approximately $1,092,000, compared to net loss of approximately $1,289,000 in fiscal 2014. The increase in net income was primarily the result of an increase in domestic home care revenue, which was based on higher amount of approvals, an increase in gross margin percentage due to a higher average selling price per approval and lower cost of goods sold as we implemented cost reductions in the manufacturing process of the SmartVest SQL. Net income also increased due to the valuation allowance that was recorded against our net deferred tax assets during the prior year.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the fiscal year ended June 30, 2015, our net cash provided by operating activities was approximately $2,781,000. Our net income of approximately $1,092,000 was adjusted for non-cash expenses of approximately $1,166,000. It was also adjusted by decreases in inventory, prepaid expenses and other assets of approximately $163,000 and $7,000 and an increase in other accrued liabilities of $384,000. Cash provided by operating activities was offset by an increase in accounts receivable of approximately $32,000.

For the fiscal year ended June 30, 2014, our net cash provided by operating activities was approximately $2,067,000. Our net loss of approximately $1,289,000 was adjusted for non-cash expenses of approximately $1,389,000. It was also adjusted by a decrease in accounts receivable, income tax receivable, prepaids and other assets of approximately $2,527,000, $538,000 and $60,000, respectively. Cash provided by operating activities was offset by an increase in inventory and a decrease in current liabilities of approximately $856,000 and $302,000, respectively.

Cash Flows from Investing Activities

For the fiscal year ended June 30, 2015, cash used in investing activities was approximately $624,000. Cash used in investing activities primarily consisted of approximately $523,000 in expenditures for property and equipment and $101,000 in payments for patent and trademark costs.

For the fiscal year ended June 30, 2014, cash used in investing activities was approximately $940,000. Cash used in investing activities primarily consisted of approximately $895,000 in expenditures for property and equipment and $45,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

For the fiscal year ended June 30, 2015, cash used in financing activities was approximately $61,000, consisting of $46,000 in principal payments on long-term debt and $15,000 in payments for deferred financing fees.

For the fiscal year ended June 30, 2014, cash used in financing activities was approximately $128,000 consisting of $93,000 in principal payments on long-term debt and $35,000 in payments for deferred financing fees.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $10.3 million and available borrowings under our existing credit facility will provide adequate liquidity for the next year. Our current line of credit expires on December 18, 2015. Based on our ability to service our debt and relationship with our lender, we believe that we will be able to renew our line of credit prior to December 18, 2015. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

On December 18, 2014, we renewed our $2,500,000 revolving line of credit with Venture Bank, which was initially entered into on December 18, 2013 as part of our credit facility with Venture Bank. There was no outstanding principal balance on the line of credit as of June 30, 2015. Interest on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50% (4.50% at June 30, 2015) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2015, if not renewed. The line of credit is secured by a security interest in substantially all of our tangible and intangible assets.

As a part of our credit facility with Venture Bank, we also have a term loan which had an outstanding principal balance of approximately $1,241,000 and $1,280,000 at June 30, 2015 and June 30, 2014, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 is due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the Company’s real property.

Our credit facility with Venture Bank contains certain financial and nonfinancial covenants including a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of June 30, 2015.

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

We spent approximately $523,000 and $895,000 on property and equipment during the 2015 and 2014 fiscal years, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt or equity financing if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for our annual reporting period beginning with our fiscal 2019, and interim periods within that year. We are evaluating the expected impact of this standard on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which will be effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of June 30, 2015, we had approximately $21,000 of unamortized debt issuance costs recorded in other non-current assets on the balance sheet.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” that applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of the standard on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Electromed, Inc.

We have audited the accompanying balance sheets of Electromed, Inc. as of June 30, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electromed, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota

September 15, 2015

Electromed, Inc.

Balance Sheets
June 30, 2015 and 2014

	June 30,
	2015	2014
Assets
Current Assets
Cash	$3,598,240	$1,502,702
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,518,816	6,487,267
Inventories	2,072,108	2,235,496
Prepaid expenses and other current assets	397,833	397,853
Total current assets	12,586,997	10,623,318
Property and equipment, net	3,635,516	3,935,802
Finite-life intangible assets, net	999,842	1,039,413
Other assets	182,699	193,633
Total assets	$17,405,054	$15,792,166

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$48,749	$46,375
Accounts payable	538,518	380,582
Accrued compensation	700,370	391,040
Income tax payable	122,657	—
Warranty reserve	660,000	700,000
Other accrued liabilities	208,983	302,482
Total current liabilities	2,279,277	1,820,479

Long-term debt, less current maturities	1,202,446	1,251,192
Total liabilities	3,481,723	3,071,671

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000; shares issued and outstanding: 8,133,857 and 8,114,252 at June 30, 2015 and June 30, 2014, respectively	81,339	81,143
Additional paid-in capital	13,327,320	13,217,166
Retained earnings (accumulated deficit)	514,672	(577,814)
Total shareholders’ equity	13,923,331	12,720,495
Total liabilities and shareholders’ equity	$17,405,054	$15,792,166

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2015 and 2014

	Years Ended June 30,
	2015	2014

Net revenues	$19,408,385	$15,487,875
Cost of revenues	5,808,158	4,853,873
Gross profit	13,600,227	10,634,002

Operating expenses
Selling, general and administrative	11,974,384	10,908,531
Research and development	315,647	466,063
Total operating expenses	12,290,031	11,374,594
Operating income (loss)	1,310,196	(740,592)

Interest expense, net of interest income of $2,328 and $12,393, respectively	85,710	79,002
Net income (loss) before income taxes	1,224,486	(819,594)

Income tax expense	(132,000)	(469,000)
Net income (loss)	$1,092,486	$(1,288,594)

Income (loss) per share:
Basic	$0.13	$(0.16)
Diluted	$0.13	$(0.16)

Weighted-average common shares outstanding:
Basic	8,115,595	8,114,252
Diluted	8,153,703	8,114,252

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2015 and 2014

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2013	8,114,252	$81,143	$13,134,938	$710,780	$13,926,861

Net loss	—	—	—	(1,288,594)	(1,288,594)
Share-based compensation expense	—	—	82,228	—	82,228

Balance at June 30, 2014	8,114,252	81,143	13,217,166	(577,814)	12,720,495

Net income	—	—	—	1,092,486	1, 092,486
Issuance of restricted stock	19,605	196	(196)	—	—
Share-based compensation expense	—	—	110,350	—	110,350
Balance at June 30, 2015	8,133,857	$81,339	$13,327,320	$514,672	$13,923,331

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2015 and 2014

	Years Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$1,092,486	$(1,288,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	613,304	567,341
Amortization of finite-life intangible assets	122,911	128,205
Amortization of debt issuance costs	19,210	18,019
Share-based compensation expense	110,350	82,228
Deferred income taxes		454,000
Loss on disposal of property and equipment and intangibles assets	300,530	138,827
Changes in operating assets and liabilities:
Accounts receivable	(31,549)	2,526,776
Inventories	163,388	(855,902)
Income tax receivable	—	538,285
Prepaid expenses and other assets	6,541	60,288
Accounts payable and accrued liabilities	384,043	(302,285)
Net cash provided by operating activities	2,781,214	2,067,188

Cash Flows From Investing Activities
Expenditures for property and equipment	(523,185)	(895,177)
Expenditures for finite-life intangible assets	(101,322)	(45,149)
Net cash used in investing activities	(624,507)	(940,326)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	1,300,000
Principal payments on long-term debt including capital lease obligations	(46,372)	(1,392,428)
Payments of deferred financing fees	(14,797)	(35,296)
Net cash used in financing activities	(61,169)	(127,724)
Net increase in cash	2,095,538	999,138
Cash
Beginning of period	1,502,702	503,564
End of period	$3,598,240	$1,502,702

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$68,932	$78,812
Cash paid for income taxes	2,598	7,329

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and finite-life intangible assets acquisitions included in accounts payable	$78,081	$5,700

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. The Company had international sales of approximately $854,000 and $801,000 for the years ended June 30, 2015 and 2014, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its financial statements include revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Revenue recognition: The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues are primarily recognized upon shipment.

Direct patient sales are recorded at amounts to be received from patients under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid. In addition, the Company records an estimate for selling price adjustments that often arise from changes in a patient’s insurance coverage, changes in a patient’s domicile, insurance company coverage limitations or patient death. Other than the installment sales as discussed below, the Company expects to receive payment on the vast majority of accounts receivable within one year and therefore has classified all accounts receivable as current. However, in some instances, payment for direct patient sales can be delayed or interrupted, resulting in a portion of collections occurring later than one year.

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

Sales made under the installment method were as follows:

	Years Ended June 30,
	2015	2014
Revenue recognized under installment sales	$1,487,000	$1,100,000
Amortized cost of revenues recognized	168,000	149,000

Unrecognized installment method sales were as follows:

	June 30,
	2015	2014
Estimated unrecognized sales, net of discounts	$2,053,000	$1,908,000
Unamortized costs of revenues included in prepaid and other current assets and other assets	315,000	305,000

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of goods sold and were $295,000 and $290,000 for the years ended June 30, 2015 and 2014, respectively.

Cash: The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2015 and 2014.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. Standard costs are reviewed at least quarterly by management, or more often in the event circumstances indicate a change in cost has occurred. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected future sales.

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

Warranty liability: We provide a lifetime warranty on products sold to patients in the United States and a three-year warranty for institutional sales within the United States, as well as for all international sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2015	2014
Beginning warranty reserve	$700,000	$680,000
Accrual for products sold	139,000	196,000
Expenditures and costs incurred for warranty claims	(179,000)	(176,000)
Ending warranty reserve	$660,000	$700,000

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We would reverse a valuation allowance if we determine, based on the weight of all available evidence, including when cumulative losses become positive income, that it is more likely than not that some or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the years ended June 30, 2015 and 2014 were approximately $336,000, and $499,000, respectively.

Share-based payments: Share-based payment awards consist of options and restricted stock issued to employees for services, and to non-employees in lieu of payment for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. Expense is recognized on a straight-line basis over the requisite service or vesting period of the award, or at the time services are provided for non-employee awards.

Fair value of financial instruments: The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2015, the fair value of long-term debt was not significantly different than its carrying value.

Basic and diluted earnings (loss) per share: Basic per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the earnings or increasing the earnings per share. Common stock equivalents of 539,900 and 604,900 were excluded from the calculation of diluted earnings per share for the years ended June 30, 2015 and 2014, respectively, as their impact was antidilutive (see Note 7 for information on stock options and warrants).

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for the Company’s annual reporting period beginning with our fiscal 2019, and interim periods within that year. The Company is evaluating the expected impact of this standard on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which will be effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of June 30, 2015, the Company had approximately $21,000 of unamortized debt issuance costs recorded in other non-current assets on the balance sheet.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” that applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO of the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its financial statements.

Reclassifications: Certain items in the fiscal 2014 financial statements have been reclassified to be consistent with the classifications adopted for fiscal 2015. The fiscal 2014 reclassifications had no impact on previously reported net income or equity.

Note 2.	Inventories

The components of inventories at June 30, 2015 and 2014 were approximately as follows:

	June 30,
	2015	2014
Parts inventory	$1,527,000	$1,491,000
Work in process	245,000	264,000
Finished goods	440,000	510,000
Less: Reserve for obsolescence	(140,000)	(30,000)
Total	$2,072,000	$2,235,000

Note 3.	Property and Equipment

Property and equipment, including assets under capital leases, were approximately as follows:

	Estimated
	Useful	June 30,
	Lives (Years)	2015	2014
Building and building improvements	15-39	$2,236,000	$2,236,000
Land	N/A	200,000	200,000
Land improvements	15	162,000	162,000
Equipment	3-7	2,596,000	2,476,000
Demonstration and rental equipment	3	1,070,000	1,213,000
		6,264,000	6,287,000
Less: Accumulated depreciation		(2,628,000)	(2,351,000)
Net property and equipment		$3,636,000	$3,936,000

During the years ended June 30, 2015 and 2014, the Company impaired or disposed of certain property and equipment, no longer in use, with a net value of approximately $268,000 and $76,000 respectively, which was included as an expense in cost of goods sold or selling, general and administrative expense on the statements of operations. In 2015 there were $118,000 of impairment charges associated with tooling that will no longer be used to produce SmartVest SQL parts as new more cost effective manufacturing processes were implemented. No impairment charges were included in 2014.

Note 4.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the years ended June 30, 2015 and 2014, the Company abandoned certain domestic and foreign patents with a net value of approximately $32,000 and $63,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. The patents covered technology that management considered outdated and was no longer in use. Accumulated amortization was $698,000 and $576,000 at June 30, 2015 and 2014, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2015	2014
Balance, beginning	$1,039,000	$1,186,000
Additions	116,000	45,000
Abandonments	(32,000)	(63,000)
Amortization expense	(123,000)	(129,000)
Balance, ending	$1,000,000	$1,039,000

Based on the carrying value at June 30, 2015, future amortization expense is expected to be approximately $121,000 annually.

Note 5.	Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. On December 18, 2014, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2015 or June 30, 2014. Interest on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50% (4.50% at June 30, 2015) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable ($2,500,000 was eligible for borrowing at June 30, 2015) and the line of credit expires on December 18, 2015, if not renewed. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

As a part of the credit facility, the Company has a term loan, which had an outstanding principal balance of approximately $1,241,000 and $1,280,000 at June 30, 2015 and June 30, 2014, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,095,000 due on the maturity date of December 18, 2018. The term loan is secured by a mortgage on the Company’s real property.

The Company’s credit facility contains certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends. As of June 30, 2015, the Company was in compliance with its credit facility covenants.

Long-term debt consists of approximately the following as of June 30, 2015 and 2014:

	June 30
	2015	2014
Mortgage note payable with bank, due in monthly installments of $8,632, including interest at 5.0%, remaining due December 2018, secured by land and building	$1,241,000	$1,280,000
Capital lease obligation, due in monthly installments of $648, including interest at 6.99%, to November 2016, secured by equipment	10,000	17,000
Total	1,251,000	1,297,000
Less: Current portion	49,000	46,000
Long-term debt	$1,202,000	$1,251,000

Approximate future maturities of long-term debt, including capital lease obligations, as of June 30, 2015 were as follows:

Year ending June 30:
2016	$49,000
2017	46,000
2018	46,000
2019	1,110,000
Total	$1,251,000

Capital leases: The Company has financed certain office equipment through capital leases.

At June 30, 2015 and 2014, the carrying value of assets under these capital leases was approximately as follows:

	June 30
	2015	2014
Fixtures and office equipment	$33,000	$33,000
Less: Accumulated depreciation	(12,000)	(9,000)
Total	$21,000	$24,000

Depreciation expense for these assets was approximately $3,000 for the years ended June 30, 2015 and 2014.

Approximate future minimum payments under capital leases as of June 30, 2015 are as follows:

Year ending June 30:
2016	$8,000
2017	3,000
Total	11,000
Less: Amount representing interest	(1,000)
Present value of future minimum lease payments (included in long term debt above)	$10,000

Note 6.	Common Stock

Authorized shares: The Company’s Articles of Incorporation have established 15,000,000 authorized shares of capital stock consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 7.	Share-Based Payments

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options generally expire four to ten years from the grant date and vest over a period of up to five years. In November 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “Plan”) which supersedes the 2012 Stock Incentive Plan. The Plan allows the Board of Directors (the “Board”) to grant non-qualified stock options or restricted stock to employees, directors, or consultants. The vesting schedule for options or restricted stock units and the term of the options are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the Plan is 650,000. There were 450,800 options granted under the 2012 and prior plans outstanding as of June 30, 2015. There were no options issued under the Plan outstanding and 630,395 available for grant under the Plan as of June 30, 2015.

The Company recognizes compensation expense related to share-based payment transactions in the financial statements based on the estimated fair value of the award issued. The fair value of each option is estimated using the Black-Scholes pricing model at the time of award grant. The Company estimates the expected life of options based on the expected holding period by the option holder. The risk-free interest rate is based upon observed U.S. Treasury interest rates for the expected term of the options. The Company makes assumptions with respect to expected stock price volatility based upon the volatility of its stock price and the volatility of similar companies. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipient.

Share-based compensation expense for the years ended June 30, 2015 and 2014 was approximately $110,000 and $82,000, respectively.

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2015	2014
Risk-free interest rate	2.5%	2.5%
Expected term (years)	10	10
Expected volatility	57.0%	57.1%

The following table presents employee option activity for the years ended June 30, 2015 and 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2013	365,800	$1.97	$3.27	5.98
Granted	25,000	0.88	1.31	—
Canceled or forfeited	(20,000)	1.66	3.87	—
Options outstanding at June 30, 2014	370,800	1.91	3.11	5.32

Granted	80,000	0.95	1.40	—
Options outstanding at June 30, 2015	450,800	1.74	2.80	5.15
Options exercisable at June 30, 2015	389,134	1.87	3.03	4.56

There were no options exercised during the years ended June 30, 2015 and 2014.

At June 30, 2015, the Company had approximately $32,000 of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of options outstanding and options exercisable was insignificant at June 30, 2015.

Options issued in conjunction with the initial public offering: In connection with the Company’s 2010 initial public offering and the exercise of the underwriter’s over-allotment option, the Company issued to the underwriter options to purchase up to 190,000 additional shares of the Company’s common stock at a price of $4.80 per share. These options became exercisable in August 2011 and expired in August 2015.

Warrants issued with convertible debt: In years prior to fiscal 2010, the Company issued convertible notes payable to certain individual creditors. In conjunction with the issuance of these convertible notes, creditors also received warrants to purchase common stock at an exercise price of $3.00 per share. At June 30, 2015, the Company had approximately 44,000 warrants outstanding and exercisable at an exercise price of $3.00 per share that will expire in September 2015. There were no warrants exercised during the years ended June 30, 2015 and 2014.

Restricted stock: Under the 2014 Equity incentive plan, the Company may issue restricted stock. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted shares until they fully vest. During fiscal 2015, the Company granted restricted shares to directors under the plan that vested over a 6-month period based on continuation of service as a director. The Company recognizes compensation expense related to restricted stock awards based on the fair value of each restricted stock grant which is determined by the closing sale price of the Company’s common stock on the date of the grant. Our restricted stock activity was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at June 30, 2014	—	—
Granted	19,605	$2.55
Vested	(19,605)	$2.55
Outstanding at June 30, 2015	—

Note 8.	Income Taxes

Components of the provision for income taxes for the years ended June 30, 2015 and 2014 were as follows:

	Years Ended June 30,
	2015	2014
Current	$132,000	$15,000
Deferred	—	454,000
Total	$132,000	$469,000

The total income tax (benefit) expense differed from the expected tax (benefit) expense, computed by applying the federal statutory rate to the Company’s income (loss) before income taxes, as follows:

	Years Ended June 30,
	2015	2014
Tax expense (benefit) at statutory federal rate	$416,000	$(279,000)
State income tax expense (benefit), net of federal tax effect	46,000	(30,000)
Change in valuation allowance on deferred tax assets	(419,000)	727,000
Other permanent items	89,000	51,000
Income tax expense	$132,000	$469,000

The significant components of deferred income taxes were as follows:

	June 30,
	2015	2014
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable	$179,000	$224,000
Accrued liabilities	281,000	289,000
Property and equipment	(549,000)	(434,000)
Finite-life intangible assets	(18,000)	(56,000)
Stock options	306,000	317,000
Tax credits and net operating loss carryforwards	53,000	368,000
Other	56,000	19,000
Valuation allowance on deferred taxes	(308,000)	(727,000)
Net deferred tax assets	$—	$—

The majority of the Company’s tax credits and net operating loss carryforwards will expire in fiscal years ending June 30, 2028 and 2029.

The effective tax rates for the years ended June 30, 2015 and 2014 were 10.8% and negative 57.2%, respectively. For the year ended June 30, 2015, the Company recorded a current income tax expense of $132,000. The Company’s tax expense was affected by the full valuation allowance against all of its net U.S. federal and state deferred tax assets. For the year ended June 30, 2014, the Company recorded an income tax expense of $469,000. This amount included a current tax expense of $15,000 and a discrete tax expense of $454,000 due primarily to the Company’s recording of a full valuation allowance against all of its net US federal and state deferred tax assets during the year. A valuation allowance of $308,000 and $727,000 was recorded against the net deferred tax asset balance as of June 30, 2015 and 2014, respectively.

The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified. The Company’s cumulative losses were given more weight than its recent profits and future outlook. Under this approach, the cumulative loss is significant negative evidence that impairs the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance included:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the evaluation of these factors the Company determined that a full valuation allowance remains appropriate at June 30, 2015. However, given the Company’s current earnings and anticipated future earnings, it believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that a significant portion, if not all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amounts of $38,000 and $40,000 as of June 30, 2015 and 2014, respectively, for estimated exposures associated with uncertain tax positions. The Company’s estimates decreased, as a result of a lapse of the statue of limitations, by $2,000, and $22,000, during the years ended June 20, 2015 and 2014, respectively. The company does not believe there will be significant changes to the estimates in the next 12 month period. Due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended June 30, 2015 and 2014, the amount of recognized interest expense, net of tax benefit, and accrued interest on a gross basis was insignificant. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to fiscal 2012 are no longer open to federal, state and local examination by taxing authorities.

Note 9.	Commitments and Contingencies and Subsequent Events

Operating leases: The Company has certain financing arrangements to lease vehicles under 24-48 month operating leases.  The Company also has two leases for office and warehouse space which require monthly payments that include base rent and the Company’s share of common expenses, including property taxes. These leases have escalating payments ranging from approximately $3,700 to $5,200 per month and expire in June 2017 and July 2016. Rent expense for the years ended June 30, 2015 and 2014 was approximately $225,000 and $269,000, respectively.

Approximate future minimum operating lease payments as of June 30, 2015 were as follows:

Year ending June 30:
2016	$174,000
2017	93,000
2018	29,000
Total	$296,000

Litigation: The Company may occasionally be party to action, proceedings, claims or disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition. In particular, the Company had insurance for professional fees and expenses incurred in connection with shareholder litigation arising out of the Company’s fiscal 2013 annual shareholder meeting. The litigation was settled in the first quarter of 2014 and the Company received reimbursement for $34,000 and $211,000, during the fiscal years ended June 30, 2015, and 2014, respectively. These reimbursements were included as a reduction in selling, general and administrative expense on the statements of operations.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have at least 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for the years ended June 30, 2015 and 2014 were approximately $165,000 and $154,000, respectively.

Employment Agreements: The Company has entered into Employment Agreements with its Chief Executive Officer and Chief Financial Officer. These agreements provide the officers with, among other things, one year of base salary upon a termination without cause or in the event the employee resigns for good reason or within six months of a change in control.

Note 10.	Related Parties

The Company uses a parts supplier whose founder and president is a director of the Company, and is currently chairman of the Company’s board of directors. The Company made payments to the supplier of approximately $101,000 and $237,000 during the 2015 and 2014 fiscal years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, management has concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

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

22

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The additional information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Compliance With Section 16(a) of the Exchange Act,” and “Security Ownership of Principal Shareholders, Directors and Management” in our definitive proxy statement for our Fiscal 2016 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Personnel and Compensation Committee” in our definitive proxy statement for our Fiscal 2016 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Principal Shareholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Fiscal 2016 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Certain Transactions and Business Relationships” in our definitive proxy statement for our Fiscal 2016 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the section labeled “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm – Audit Fees” in our definitive proxy statement for our Fiscal 2016 Annual Meeting of Shareholders.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of June 30, 2015 and 2014

23

•	Statements of Operations for the years ended June 30, 2015 and 2014

•	Statements of Shareholders’ Equity for the years ended June 30, 2015 and 2014

•	Statements of Cash Flows for the years ended June 30, 2015 and 2014

•	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

(3)	Exhibits. See the Exhibit Index following the signature page of this Form 10-K.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: September 15, 2015	By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathleen S. Skarvan	President, Chief Executive Officer and Director	September 15, 2015
Kathleen S. Skarvan	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	September 15, 2015
Jeremy T. Brock	(principal financial and accounting officer)

*	Chairman and Director	September 15, 2015
Stephen H. Craney

*	Director	September 15, 2015
William V. Eckles

*	Director	September 15, 2015
Stan K. Erickson

*	Director	September 15, 2015
Lee A. Jones

*	Vice Chairman and Director	September 15, 2015
George H. Winn

__________________

*	The undersigned, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.
By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
Attorney-in-Fact

EXHIBIT INDEX

Electromed, Inc.

Form 10-K

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation, as amended through November 8, 2010	Filed Electronically

3.2	Composite Bylaws, as amended through June 30, 2012	Filed Electronically

10.1	Form of Assignment of Patent Application (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2011.	Incorporated by Reference

10.2	Letter Agreement dated February 16, 2010, between Electromed, Inc. and Hansen Engine Technologies, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Registration Statement on Form S-1/A filed July 7, 2010 (Reg. No. 333-166470))	Incorporated by Reference

10.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, filed May 3, 2010 (Reg. No. 333-166470))	Incorporated by Reference

10.4	Form of warrant issued to employees and service providers (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed May 3, 2010 (Reg. No. 333-166470))	Incorporated by Reference

10.5	Form of warrant issued in connection with issuance of 7% Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed May 3, 2010 (Reg. No. 333-166470))	Incorporated by Reference

10.6	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2011)*	Incorporated by Reference

10.7	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)*	Incorporated by Reference

10.8	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference

10.9	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference

10.10	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference

10.11	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference

10.12	Form of Restricted Stock Unit Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference

10.13	Amended and Restated Employment Agreement with Kathleen Skarvan dated as of July 1, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2014)*	Incorporated by Reference

10.14	Amended and Restated Employment Agreement with Jeremy Brock dated as of July 1, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2014)*	Incorporated by Reference

10.15	Non-Competition, Non-Solicitation and Confidentiality Agreement with Kathleen Skarvan dated effective December 1, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2012)*	Incorporated by Reference

10.16	Non-Competition, Non-Solicitation, and Confidentiality Agreement with Jeremy Brock dated as of October 18, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 19, 2011)*	Incorporated by Reference

10.17	Mediated Settlement Agreement with Robert D. Hansen dated September 6, 2013 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended June 30, 2013)	Incorporated by Reference

Exhibit Number	Description	Method of Filing

10.18	Settlement Agreement and Release with Eileen M. Manning dated September 23, 2013 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2013)	Incorporated by Reference

10.19	Business Loan Agreement with Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 20, 2013)	Incorporated by Reference

10.20	Rider to Business Loan Agreement with Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed December 20, 2013)	Incorporated by Reference

10.21	Promissory Note issued to Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 20, 2013)	Incorporated by Reference

10.22	Commercial Security Agreement with Venture Bank dated December 18, 2013 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 20, 2013).	Incorporated by Reference

10.23	Business Loan Agreement with Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed December 20, 2013)	Incorporated by Reference

10.24	Rider to Business Loan Agreement with Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 20, 2013)	Incorporated by Reference

10.25	Promissory Note issued to Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, filed December 20, 2013)	Incorporated by Reference

10.26	Mortgage with Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K, filed December 20, 2013)	Incorporated by Reference

10.27	Assignment of Rents with Venture Bank dated as of December 18, 2013 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 20, 2013)	Incorporated by Reference

10.28	Business Loan Agreement with Venture Bank dated as of May 6, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)	Incorporated by Reference

10.29	Rider to Business Loan Agreement with Venture Bank dated as of May 6, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)	Incorporated by Reference

10.30	Change in Terms Agreement with Venture Bank dated as of May 6, 2014 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)	Incorporated by Reference

10.31	Business Loan Agreement with Venture Bank dated as of May 6, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)	Incorporated by Reference

10.32	Rider to Business Loan Agreement with Venture Bank dated as of May 6, 2014 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)	Incorporated by Reference

10.33	Change in Terms Agreement with Venture Bank dated as of May 6, 2014 (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)	Incorporated by Reference

10.34	Business Loan Agreement with Venture Bank dated December 17, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2014)	Incorporated by Reference

Exhibit Number	Description	Method of Filing

10.35	Rider to Business Loan Agreement with Venture Bank dated December 17, 2014 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 18, 2014)	Incorporated by Reference

10.36	Change in Terms Agreement with Venture Bank dated December 17, 2014 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 18, 2014)	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24.1	Powers of Attorney	Filed Electronically

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

* Management compensatory contract or arrangement.