Form 10-Q
period 2015-09-30
Electromed, Inc.
filed 2015-11-10
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

There were 8,163,857 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 5, 2015.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)
Assets
Current Assets
Cash	$3,782,977	$3,598,240
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,457,302	6,518,816
Inventories	2,155,305	2,072,108
Prepaid expenses and other current assets	501,036	397,833
Total current assets	12,896,620	12,586,997
Property and equipment, net	3,571,833	3,635,516
Finite-life intangible assets, net	975,149	999,842
Other assets	181,762	182,699
Total assets	$17,625,364	$17,405,054

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$49,409	$48,749
Accounts payable	522,011	538,518
Accrued compensation	501,135	700,370
Income tax payable	147,181	122,657
Warranty reserve	630,000	660,000
Other accrued liabilities	282,258	208,983
Total current liabilities	2,131,994	2,279,277
Long-term debt, less current maturities	1,189,928	1,202,446
Total liabilities	3,321,922	3,481,723

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,163,857 and 8,133,857 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	81,639	81,339
Additional paid-in capital	13,366,169	13,327,320
Retained earnings	855,634	514,672
Total shareholders’ equity	14,303,442	13,923,331
Total liabilities and shareholders’ equity	$17,625,364	$17,405,054

See Notes to Condensed Financial Statements.	1

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2015	2014
Net revenues	$5,001,188	$4,770,539
Cost of revenues	1,141,758	1,475,797
Gross profit	3,859,430	3,294,742

Operating expenses
Selling, general and administrative	3,232,719	2,821,495
Research and development	41,543	75,265
Total operating expenses	3,274,262	2,896,760
Operating income	585,168	397,982

Interest expense, net of interest income of $624 and $1,212 respectively	20,206	20,453
Net income before income taxes	564,962	377,529

Income tax expense	(224,000)	–
Net income	$340,962	$377,529

Income per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Weighted-average common shares outstanding:
Basic	8,133,857	8,114,252
Diluted	8,173,684	8,114,252

See Notes to Condensed Financial Statements.	2

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$340,962	$377,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154,849	155,341
Amortization of finite-life intangible assets	30,674	30,892
Amortization of debt issuance costs	4,664	4,942
Share-based compensation expense	39,149	15,089
Loss on disposal of property and equipment and intangibles assets	24,965	18,824
Changes in operating assets and liabilities:
Accounts receivable	61,514	125,578
Inventories	(67,144)	(7,702)
Prepaid expenses and other assets	(106,930)	(80,750)
Accounts payable and accrued liabilities	(171,273)	314,901
Net cash provided by operating activities	311,430	954,644

Cash Flows From Investing Activities
Expenditures for property and equipment	(101,006)	(156,669)
Expenditures for finite-life intangible assets	(13,829)	(9,320)
Net cash used in investing activities	(114,835)	(165,989)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(11,858)	(11,231)
Net increase in cash	184,737	777,424
Cash
Beginning of period	3,598,240	1,502,702
End of period	$3,782,977	$2,280,126

See Notes to Condensed Financial Statements.	3

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $120,000 and $399,000 for the three months ended September 30, 2015 and 2014, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“fiscal 2015”).

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents of 449,300 and 684,900 were excluded from the calculation of diluted earnings per share for the three months ended September, 2015 and 2014, respectively, as their impact was antidilutive.

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for the Company’s annual reporting period beginning with our fiscal year ending June 30, 2019, and interim periods within that year. The Company is evaluating the expected impact of this standard on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which will become effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of September 30, 2015, the Company had approximately $16,000 of unamortized debt issuance costs recorded in other non-current assets on the balance sheet.

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

Reclassifications: Certain items in the financial statements for the fiscal year ended June 30, 2015, have been reclassified to be consistent with the classifications adopted for fiscal 2016. The fiscal 2015 reclassifications had no impact on previously reported net income or equity.

Note 2.	Inventories

The components of inventory were approximately as follows:

	September 30, 2015	June 30, 2015
Parts inventory	$1,488,000	$1,527,000
Work in process	223,000	245,000
Finished goods	584,000	440,000
Less: Reserve for obsolescence	(140,000)	(140,000)
Total	$2,155,000	$2,072,000

Note 3.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the quarter and year ended September 30, 2015 and June 30, 2015, the Company abandoned certain domestic and foreign patents with a net value of approximately $8,000 and $32,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. The patents covered technology that management considered outdated and was no longer in use. Accumulated amortization was $728,000 and $698,000 at September 30, 2015 and June 30, 2015, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	September 30, 2015	June 30, 2015
Balance, beginning	$1,000,000	$1,039,000
Additions	14,000	116,000
Abandonments	(8,000)	(32,000)
Amortization expense	(31,000)	(123,000)
Balance, ending	$975,000	$1,000,000

Note 4.	Warranty Liability

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the United States and a three-year warranty for all institutional sales and sales to individuals outside the United States. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, the products useful life and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2015	Fiscal Year Ended June 30, 2015
Beginning warranty reserve	$660,000	$700,000
Accrual for products sold	5,000	139,000
Expenditures and costs incurred for warranty claims	(35,000)	(179,000)
Ending warranty reserve	$630,000	$660,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $224,000 and the effective tax rate was 39.4% for the three months ended September 30, 2015.

For the three months ended September 30, 2014, the Company recorded zero tax expense.  As income is earned the Company’s net operating loss carryforwards are applied to reduce taxable income to zero. Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. For the three months ended September 30, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance was approximately $155,000.

During fiscal 2014, the Company recorded a full valuation allowance against all of its net US federal and state deferred tax assets. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified. The Company’s cumulative losses were given more weight than its recent profits and future outlook.  Under this approach the cumulative losses is significant negative evidence that impairs the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance include:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

On a quarterly basis, the Company evaluates all positive and negative evidence, as discussed above, in determining if the valuation allowance is fairly stated. Based on the evaluation of these factors, the Company determined that a full valuation allowance remains appropriate at September 30, 2015. However, given the Company’s current earnings and anticipated future earnings, it believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that a significant portion, if not all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

Note 6.	Financing Arrangements and Subsequent Event

The Company has a $2,500,000 revolving line of credit with Venture Bank, on which there was no outstanding principal balance as of September 30, 2015. Interest on borrowings on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50%, and is payable monthly. As of September 30, 2015, the revolving line of credit was scheduled to expire on December 18, 2015, unless renewed. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. At September 30, 2015, the minimum interest rate of 4.50% was in effect and the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the line of credit, the Company also has a term loan with Venture Bank, which had an outstanding principal balance of approximately $1,231,000 at September 30, 2015. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan with Venture Bank contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Subsequent to the end of the period, on November 5, 2015, the Company renewed the line of credit with Venture Bank for an additional year, such that it will be scheduled to expire on December 18, 2016. Upon effectiveness of the renewal on December 18, 2015, interest on borrowings on the line of credit will accrue at the prime rate, with no interest rate floor, and will remain payable monthly. The method for determining the amount eligible for borrowing on the line of credit and related security interests will not change as a result of the renewal.

Note 7.	Stock-Based Compensation

The Company recorded $39,149, and $15,089 of compensation expense related to current and past grants of stock options and restricted stock for the three months ended September 30, 2015 and 2014, respectively. This expense is included in selling, general and administrative expense. As of September 30, 2015, approximately $211,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 1.6 years.

Stock Options

The Company issued 143,500 stock options pursuant to its 2014 Stock Compensation Plan during the three-month period ended September 30, 2015. The following is a summary of employee stock option activity during the three months ended September 30, 2015:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2015	450,800	$2.80
Granted	143,500	$1.80
Exercised	–	–
Cancelled or Forfeited	–	–
Outstanding at September 30, 2015	594,300	$2.56

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2015, the weighted average remaining contractual term for all outstanding stock options was 4.31 years and their aggregate intrinsic value was approximately $47,000. During the quarter ended September 30, 2015, 190,000 options issued in conjunction with the company’s 2010 initial public offering and 44,100 warrants issued with convertible debt, prior to 2010, expired. The only remaining options outstanding at September 30, 2015 are the 594,300 employee stock options, of which approximately 389,000 are exercisable and have an intrinsic value of approximately $22,000.

Restricted Stock

The Company’s 2014 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the three-month period ended September 30, 2015, the Company issued to employees restricted stock awards totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $1.80 per share. Restricted stock transactions during the three-month period ended September 30, 2015 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at June 30, 2015	–	–
Granted	30,000	$1.80
Vested	–	–
Forfeited	–	–
Unvested at September 30, 2015	30,000	$1.80

Note 8.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, or “fiscal 2015.”

Overview

Electromed, Inc. (“we,” “our,” “us,” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) which includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since the third quarter of fiscal 2014. In the fourth quarter of fiscal 2015, we launched the SmartVest SQL into the institutional and certain international markets. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2015. The critical accounting policies used in the preparation of the condensed financial statements as of September 30, 2015 have remained unchanged from June 30, 2015.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of its financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes, and warranty liability.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Revenue for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2015	2014	Increase
Total Revenue	$5,001	$4,771	$230	4.8%
Home Care Revenue	4,486	3,996	490	12.3%
International Revenue	120	399	(279)	(69.9)%
Institutional Revenue	395	376	19	5.1%

Home Care Revenue. Home care revenue was approximately $4,486,000 for the three months ended September 30, 2015, representing an increase of approximately $490,000, or 12.3%, compared to the same period in fiscal 2015. The increase in revenue was caused by continued improvements in our reimbursement operations, including new third-party payer contracts and process improvements leading to faster approval cycle times, higher average selling price and greater referral to approval percentage.

International Revenue. International revenue was approximately $120,000 for the three months ended September 30, 2015, representing a decrease of approximately $279,000, or 69.9%, compared to the same period in fiscal 2015. International sales are affected by the timing of distributor purchases and can cause significant fluctuations in reported revenue on a quarterly basis. The higher revenue in the prior year fiscal quarter was due to our distributors in the European Union pulling forward device purchases due to the Company delaying SmartVest System compliance with Directive on 2011/65/EU (RoHS 2) which became effective for medical devices on July 22, 2014 in the European Union. RoHs 2 addresses concerns related to increasing volume of electrical and electronic equipment waste in the European Union. We became compliant with RoHS 2 and resumed shipping to our European Union distributors during the second half of fiscal 2015.

Institutional Revenue. Institutional revenue was approximately $395,000 for the three months ended September 30, 2015, representing an increase of approximately $19,000, or 5.1%, compared to approximately $376,000 during the same period in fiscal 2015. Institutional revenue includes sales to distributors, group purchasing organization (GPO) members, and other institutions.

Gross profit

Gross profit increased to approximately $3,859,000, or 77.2% of net revenues, for the three months ended September 30, 2015, from approximately $3,295,000, or 69.1% of net revenues, in the same period in fiscal 2015. The increase in gross profit dollars resulted from the increase in domestic home care revenue at higher average selling price and greater referral to approval percentage, as compared with the prior year, along with lower manufacturing costs due to the decrease in our manufacturing costs of the Smart Vest SQL.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $3,233,000 for the three months ended September 30, 2015, representing an increase of approximately $412,000, or 14.6%, compared to SG&A expenses of approximately $2,821,000 for the same period the prior year. Payroll and compensation-related expenses were approximately $1,754,000 for the three months ended September 30, 2015, representing an increase of approximately $194,000, or 12.4%, compared to approximately $1,560,000 in the same period the prior year. The increase in fiscal 2016 was due to a combination of additional employees in our sales and sales support departments, higher equity compensation expense, and annual salary rate increases.

Professional fees for the three months ended September 30, 2015 were approximately $279,000, an increase of approximately $43,000, or 18.2%, compared to approximately $236,000 in the same period in the prior year. These fees are for services related to legal costs, reporting requirements, information technology security and backup, and printing and other shareowner services. The increase in professional fees was primarily due to an increase in consulting fees associated with information technology improvements and outsourcing certain IT services.

Travel, meals and entertainment expenses were approximately $358,000 for the first quarter of fiscal 2016 compared to $315,000 in the prior year period, representing an increase of approximately $43,000, or 13.7%. The increase was due to additional sales personnel and an overall increase in travel expense per salesperson.

Research and development expenses. Research and development expenses were approximately $42,000 for the three months ended September 30, 2015, representing a decrease of approximately $33,000, or 44.0%, compared to approximately $75,000 in the same period the prior year. Research and development expenses for the three months ended September 30, 2015 were 0.8% of revenue, compared to 1.6% of revenue in the same period the prior year. Research and development costs were below our expected spend as a percent of revenue reflecting our completion of the majority of our SQL manufacturing cost reduction projects. As a percentage of sales, management expects to return to approximately 2.0% of net revenue on research and development expenses over the next 12 months with engineering resources focusing on product enhancements and other market opportunities. Certain expenses related to our innovation investments are not always captured in research and development expenses. These expenses can be included in cost of sales as in the case of deprecation of tooling or in SG&A in the case of professional fees or higher labor expense as we improve our internal processes or add to our customer service.

Interest expense

Interest expense was approximately $20,000 for each of the three months ended September 30, 2015 and 2014.

Income tax expense / benefit

Income tax expense was estimated at approximately $224,000 and the effective tax rate was 39.4% for the three months ended September 30, 2015. For the three months ended September 30, 2014, the Company recorded zero tax expense. As income is earned the Company’s net operating loss carryforwards are applied to reduce taxable income. Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets. This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. For the three months ended September 30, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $155,000.

Net income/loss

Net income for the three months ended September 30, 2015 was approximately $341,000 compared to net income of approximately $378,000 for the same period the prior year. The decrease in net income was primarily the result of recording current tax expense which offset our increased revenue and reductions in cost of goods sold expenses year over year.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2015, net cash provided by operating activities was approximately $311,000. Cash flows provided by operations consisted of approximately $341,000 in net income, non-cash expenses of approximately $254,000 and a decrease in accounts receivable of approximately $62,000. This was offset by an increase in inventories and prepaid expenses and other assets of approximately $67,000 and $107,000, respectively, and in decrease in accounts payable and accrued liabilities of approximately $171,000.

For the three months ended September 30, 2014, net cash provided by operating activities was approximately $955,000. Cash flows provided by operations consisted of approximately $378,000 in net income, non-cash expenses of approximately $225,000, a decrease in accounts receivable of approximately $126,000, and an increase in accounts payable and accrued liabilities of approximately $315,000. This was offset by an increase in inventories and prepaid expenses and other assets of approximately $8,000 and $81,000, respectively.

Cash Flows from Investing Activities

For the three months ended September 30, 2015, cash used in investing activities was approximately $115,000. Cash used in investing activities consisted of approximately $101,000 in expenditures for property and equipment and $14,000 in payments for patent costs.

For the three months ended September 30, 2014, cash used in investing activities was approximately $166,000. Cash used in investing activities consisted of approximately $157,000 in expenditures for property and equipment and $9,000 in payments for patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2015, cash used in financing activities was approximately $12,000, which consisted entirely of principal payments on long-term debt.

For the three months ended September 30, 2014, cash used in financing activities was approximately $11,000, which consisted entirely of principal payments on long-term debt.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $10.8 million and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

We have a $2,500,000 revolving line of credit with Venture Bank, on which there was no outstanding principal balance as of September 30, 2015. Interest on borrowings on the line of credit accrues at the prime rate plus 1.00%, with a floor of 4.50%, and is payable monthly. As of September 30, 2015, the revolving line of credit was scheduled to expire on December 18, 2015, unless renewed. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. At September 30, 2015, the minimum interest rate of 4.50% was in effect and the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

Subsequent to the end of the first quarter of fiscal 2016, on November 5, 2015, we renewed the line of credit with Venture Bank for an additional year, such that it will be scheduled to expire on December 18, 2016. Upon effectiveness of the renewal on December 18, 2015, interest on borrowings on the line of credit will accrue at the prime rate, with no interest rate floor, and will remain payable monthly. The method of determining the amount eligible for borrowing on the line of credit and related security interests will not change as a result of the renewal.

In connection with the line of credit, we also have a term loan with Venture Bank, which had an outstanding principal balance of approximately $1,231,000 and $1,241,000 at September 30, 2015 and June 30, 2015, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan with Venture Bank contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of September 30, 2015.

Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness, preventing access to additional funds under the line of credit and/or term loan, requiring prepayment of outstanding indebtedness under either arrangement, or refusing to renew the line of credit. If the maturity of the indebtedness is accelerated or the line of credit is not renewed, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. The indebtedness under the line of credit and term loan are secured by a security interest in substantially all of our tangible and intangible assets and a mortgage on our real property, respectively. If we are unable to repay such indebtedness, the lender could foreclose on these assets.

For the first three months of fiscal years 2016 and 2015, we spent approximately $101,000 and $157,000 on property and equipment, respectively. We currently expect to finance equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

The foregoing discussion and other statements in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act). Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will”, “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements include, but are not limited to, statements regarding the following: our expectations regarding international markets and associated regulations and their impact on our sales; our expectations regarding long-term margins; our expectations regarding the expansion of the market for the SmartVest SQL; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding our deferred tax assets; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to protect and expand our intellectual property portfolio; our ability to renew our line of credit or obtain additional credit as necessary; and general economic and business conditions. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the U.S. Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first three months of fiscal that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 10, 2015	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	November 10, 2015	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX
Electromed, Inc.

Form 10-Q

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
10.1	Description of Fiscal Year 2016 Officer Bonus Plan*	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically

*	Management compensatory contract or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.