Form 10-Q
period 2015-12-31
Electromed, Inc.
filed 2016-02-09
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,187,112 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 4, 2016.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Current Assets
Cash	$4,528,580	$3,598,240
Accounts receivable (net of allowances for doubtful accounts of $45,000)	6,903,378	6,518,816
Inventories	2,393,622	2,072,108
Prepaid expenses and other current assets	341,507	397,833
Total current assets	14,167,087	12,586,997
Property and equipment, net	3,460,979	3,635,516
Finite-life intangible assets, net	948,512	999,842
Other assets	185,375	182,699
Deferred income taxes	288,000	–
Total assets	$19,049,953	$17,405,054

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$48,774	$48,749
Accounts payable	620,922	538,518
Accrued compensation	836,322	700,370
Income tax payable	77,124	122,657
Warranty reserve	640,000	660,000
Other accrued liabilities	207,287	208,983
Total current liabilities	2,430,429	2,279,277
Long-term debt, less current maturities	1,178,375	1,202,446
Total liabilities	3,608,804	3,481,723

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,187,112 and 8,133,857 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	81,871	81,339
Additional paid-in capital	13,435,952	13,327,320
Retained earnings	1,923,326	514,672
Total shareholders’ equity	15,441,149	13,923,331
Total liabilities and shareholders’ equity	$19,049,953	$17,405,054

See Notes to Condensed Financial Statements.

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net revenues	$6,262,106	$4,881,723	$11,263,295	$9,652,262
Cost of revenues	1,363,509	1,478,290	2,505,268	2,954,087
Gross profit	4,898,597	3,403,433	8,758,027	6,698,175

Operating expenses
Selling, general and administrative	3,591,934	2,872,402	6,824,653	5,693,897
Research and development	57,090	83,643	98,634	158,909
Total operating expenses	3,649,024	2,956,045	6,923,287	5,852,806
Operating income	1,249,573	447,388	1,834,740	845,369
Interest expense, net of interest income of $2,924, $461$3,548 and $1,673, respectively	17,880	24,677	38,086	45,129
Net income before income taxes	1,231,693	422,711	1,796,654	800,240

Income tax expense	(164,000)	–	(388,000)	–

Net income	$1,067,693	$422,711	$1,408,654	$800,240

Income per share:

Basic	$.13	$.05	$.17	$.10

Diluted	$.13	$.05	$.17	$.10

Weighted-average common shares outstanding:
Basic	8,133,857	8,114,252	8,133,857	8,114,252
Diluted	8,195,389	8,130,245	8,185,196	8,119,575

See Notes to Condensed Financial Statements.

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$1,408,654	$800,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	307,778	308,525
Amortization of finite-life intangible assets	61,272	61,654
Amortization of debt issuance costs	9,327	9,883
Share-based compensation expense	109,164	38,511
Deferred taxes	(288,000)	–
Loss on disposal of property and equipment and intangibles assets	24,965	139,732
Changes in operating assets and liabilities:
Accounts receivable	(384,562)	(141,593)
Inventories	(290,582)	1,004
Prepaid expenses and other assets	57,843	32,161
Accounts payable and accrued liabilities	151,127	73,961
Net cash provided by operating activities	1,166,986	1,324,078

Cash Flows From Investing Activities
Expenditures for property and equipment	(181,290)	(285,760)
Expenditures for finite-life intangible assets	(17,790)	(51,073)
Net cash used in investing activities	(199,080)	(336,833)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(24,046)	(22,789)
Payment of deferred financing fees	(13,520)	(14,797)
Net cash used in financing activities	(37,566)	(37,586)
Net increase in cash	930,340	949,659
Cash
Beginning of period	3,598,240	1,502,702
End of period	$4,528,580	$2,452,361

See Notes to Condensed Financial Statements.

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.           Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $352,000 and $439,000 for the six months ended December 31, 2015 and 2014, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share as their impact was anti-dilutive was 305,800 for the three and six months ended December 31, 2015, and 539,900 and 559,900 for the three and six months ended December 31, 2014, respectively.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace ASC Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for the Company’s annual reporting period beginning with our fiscal year ending June 30, 2019, and interim periods within that year. The Company is evaluating the expected impact of this standard on our financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which will become effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of December 31, 2015, the Company had approximately $25,000 of unamortized debt issuance costs recorded in other non-current assets on the balance sheet.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO of the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities ("DTAs" and "DTLs")  be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has early adopted ASU 2015-17 during our second quarter of fiscal 2016 on a prospective basis.

Reclassifications: Certain items in the financial statements for fiscal 2015 have been reclassified to be consistent with the classifications adopted for the Company's fiscal year ending June 30, 2016. The fiscal 2015 reclassifications had no impact on previously reported net income or equity.

Note 2.           Inventories

The components of inventory were approximately as follows:

	December 31, 2015	June 30, 2015
Parts inventory	$1,661,000	$1,527,000
Work in process	163,000	245,000
Finished goods	725,000	440,000
Less: Reserve for obsolescence	(155,000)	(140,000)
Total	$2,394,000	$2,072,000

Note 3.           Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the six months ended December 31, 2015 and the year ended June 30, 2015, the Company abandoned certain domestic and foreign patents with net values of approximately $8,000 and $32,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. The patents covered technology that management considered outdated and was no longer in use. Accumulated amortization was $759,000 and $698,000 at December 31, 2015 and June 30, 2015, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	December 31, 2015	June 30, 2015
Balance, beginning	$1,000,000	$1,039,000
Additions	18,000	116,000
Abandonments	(8,000)	(32,000)
Amortization expense	(61,000)	(123,000)
Balance, ending	$949,000	$1,000,000

Note 4.           Warranty Liability

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the United States and a three-year warranty for all institutional sales and sales to individuals outside the United States. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, the product's useful life and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2015	Fiscal Year Ended June 30, 2015
Beginning warranty reserve	$660,000	$700,000
Accrual for products sold	53,000	139,000
Expenditures and costs incurred for warranty claims	(73,000)	(179,000)
Ending warranty reserve	$640,000	$660,000

Note 5.           Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $388,000 and the effective tax rate was 21.6% for the six months ended December 31, 2015. Estimated income tax expense during the six months ended December 31, 2015 includes a current tax expense of $682,000 and a discrete tax benefit of $294,000 due primarily to the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets.

For the six months ended December 31, 2014, the Company recorded zero tax expense.  As income was earned the Company’s net operating loss carryforwards were applied to reduce taxable income to zero. Accordingly, the application of the net operating losses to reduce taxable income reduced the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets caused a corresponding decrease in the respective valuation allowance. For the three and six months ended December 31, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and the corresponding reduction in its deferred tax asset valuation allowance was approximately $176,000 and $331,000, respectively.

During the fiscal year ended June 30, 2014, the Company recorded a full valuation allowance against all of its net U.S. federal and state deferred tax assets. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified.  Future sources of taxable income considered in determining the amount of recorded valuation allowance include:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

On a quarterly basis, the Company evaluates all positive and negative evidence, as described above, in determining if the valuation allowance is fairly stated. At December 31, 2015, the Company determined that, based on the profitability it has achieved, historical cumulative profits and estimates of future income, there is sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweighs the negative evidence. The full valuation allowance was released, which resulted in the recognition of $288,000 in net deferred tax assets and a decrease in income tax expense for the three- and six-month periods.

Note 6.           Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2015, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2015 or June 30, 2015. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (3.50% at December 31, 2015) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2016, if not renewed. At December 31, 2015, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the line of credit, the Company also has a term loan, which had an outstanding principal balance of approximately $1,221,000 at December 31, 2015. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7.           Stock-Based Compensation

The Company recorded $109,164, and $38,511 of compensation expense related to current and past grants of stock options and restricted stock for the six months ended December 31, 2015 and 2014, respectively. This expense is included in selling, general and administrative expense. As of December 31, 2015, approximately $213,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 1.2 years.

Stock Options

The Company issued 143,500 stock options pursuant to its 2014 Stock Compensation Plan during the six-month period ended December 31, 2015. The following is a summary of employee stock option activity during the six months ended December 31, 2015:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2015	450,800	$2.80
Granted	143,500	$1.80
Exercised	–	–
Cancelled or Forfeited	(4,500)	$1.80
Outstanding at December 31, 2015	589,800	$2.56

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2015, the weighted average remaining contractual term for all outstanding stock options was 5.79 years and their aggregate intrinsic value was approximately $76,000. During the six months ended December 31, 2015, 190,000 options issued in conjunction with the Company’s 2010 initial public offering and 44,100 warrants issued with convertible debt, prior to 2010, expired. The only remaining options outstanding at December 31, 2015 are the 589,800 employee stock options, of which approximately 389,000 are exercisable and have an aggregate intrinsic value of approximately $32,000.

Restricted Stock

The Company’s 2014 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the six-month period ended December 31, 2015, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $1.80 per share and to directors totaling 23,255 shares of common stock, with a vesting term of six months and a fair value of $2.15 per share. Restricted stock transactions during the six-month period ended December 31, 2015 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at June 30, 2015	–	–
Granted	53,255	$1.95
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2015	53,255	$1.95

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, or “fiscal 2015.”

Overview

Electromed, Inc. (“we,” “our,” “us,” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) which includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since the quarter ended March 31, 2014. In the fourth quarter of fiscal 2015, we launched the SmartVest SQL into the institutional and certain international markets. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations, or “HMOs”, state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuro-muscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2015. The critical accounting policies used in the preparation of the condensed financial statements as of December 31, 2015 have remained unchanged from June 30, 2015.

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

Results of Operations

Revenues

Revenue for the three- and six- month periods ended December 31, 2015 and 2014 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended				Six Months Ended
	December 31,				December 31,		Increase /
	2015	2014	Increase		2015	2014	(Decrease)
Total Revenue	$6,262	$4,882	$1,380	28.3%	$11,263	$9,652	$1,611	16.7%
Home Care Revenue	5,501	4,529	972	21.5%	9,987	8,524	1,463	17.2%
Institutional Revenue	529	313	216	69.0%	924	689	235	34.1%
International Revenue	232	40	192	480.0%	352	439	(87)	(19.8%)

Home Care Revenue. Home care revenue for the three months ended December 31, 2015 was approximately $5,501,000, an increase of approximately $972,000, or 21.5%, compared to the same periods in fiscal 2015. For the six months ended December 31, 2015, home care revenue was approximately $9,987,000, an increase of approximately $1,463,000, or 17.2%, compared to the same period in fiscal 2015. The increase in revenue was primarily due to an increase in approvals from third-party payers that was caused by continued improvements in our reimbursement operations, including new third-party payer contracts and process improvements leading to greater referral to approval percentage, faster approval cycle times and higher average selling price. These improvements were also aided by approximately $250,000 of additional revenue from prior period referrals during the three months ended December, 31, 2015, compared to the same period in the prior year. This additional revenue came from processing a backlog of referrals from fiscal 2015, in a state where we obtained our home medical equipment license early during the quarter ended September 2015, because we temporarily were without a license during fiscal 2015 after the state's licensing body imposed an instate presence requirement.

Institutional Revenue. Institutional revenue for the three and six months ended December 31, 2015 was approximately $529,000 and $924,000, respectively, representing an increase of approximately $216,000 and $235,000, or 69.0% and 34.1%, compared to the same periods in fiscal 2015. The increases in revenue were primarily due to several of our institutional customers purchasing multiple units during the three months ended December 31, 2015. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended December 31, 2015 was approximately $232,000, representing an increase of approximately $192,000 or 480.0%, compared to the same period in fiscal 2015. For the six months ended December 31, 2015, international revenue was approximately $352,000 a decrease of approximately $87,000 or 19.8% from the same period in fiscal 2015. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis. For the six months ended December 31, 2015, international revenue decreased due to the higher revenue in the first quarter of fiscal 2015 caused by our distributors in the European Union pulling forward device purchases due to the Company delaying SmartVest System compliance with Directive on 2011/65/EU (RoHS 2), which became effective for medical devices on July 22, 2014 in the European Union. RoHs 2 addresses concerns related to increasing volume of electrical and electronic equipment waste in the European Union. We became compliant with RoHS 2 and resumed shipping to our European Union distributors during the second half of fiscal 2015.

Gross profit

Gross profit increased to approximately $4,899,000, or 78.2% of net revenues, for the three months ended December 31, 2015, from approximately $3,403,000, or 69.7% of net revenues, in the same period in fiscal 2015. Gross profit increased to approximately $8,758,000, or 77.8% of net revenues, for the six months ended December 31, 2015, from approximately $6,698,000, or 69.4% of net revenues, in the same period in fiscal 2015. The increases in gross profit percent resulted from increases in domestic home care revenues, with a higher approval percentage on devices shipped, higher average selling price per unit, and a decrease in our manufacturing costs of the Smart Vest SQL as compared to the prior fiscal year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $3,592,000 and $6,825,000 for the three and six months ended December 31, 2015, representing an increase of approximately $720,000 and $1,131,000, or 25.1% and 19.9%, compared to the same periods in the prior year. Payroll and compensation-related expenses were approximately $2,111,000 and $3,865,000 for the three and six months ended December 31, 2015, representing an increase of approximately $521,000 and $715,000, or 32.8% and 22.7%, compared to the same periods in the prior year. The increase in fiscal 2016 was due to a combination of having additional employees in our sales and sales support departments, higher share-based equity compensation expense, additional commissions and bonuses based on higher revenue and profitability and annual salary rate increases.

Professional fees for the three and six months ended December 31, 2015 were approximately $288,000 and $567,000 respectively, an increase of approximately $77,000 and $119,000, or 36.5% and 26.6%, compared to the same periods in the prior year. These fees are for services related to legal costs, reporting requirements, information technology (“IT”) security and backup, and printing and other shareowner services. The increase in professional fees was primarily due to an increase in consulting fees associated with business planning, IT improvements and outsourcing certain IT services.

Travel, meals and entertainment expenses were approximately $335,000 and $692,000 for the three and six months ended December 31, 2015, representing an increase of approximately $85,000 and $127,000, or 34.0% and 22.5% compared to the same periods in the prior year. The increase was due primarily to additional sales personnel and an overall increase in travel expense per salesperson.

In addition, SG&A expenses included medical device excise tax of approximately $66,000 and $132,000 for the three and six months ended December 31, 2015, representing a decrease of approximately $6,000 and increase of approximately $23,000, respectively, compared to the same periods in the prior year. Going forward, we will realize a positive impact to operating profit with the recent Consolidated Appropriations Act, 2016 that included a two-year moratorium on the medical device excise tax beginning January 1, 2016.

Research and development expenses. Research and development expenses were approximately $57,000 and $99,000 for the three and six months ended December 31, 2015, respectively, representing a decrease of approximately $27,000 and $60,000, or 32.1% and 37.7%, compared to the same periods in the prior year. Research and development expenses for the three and six months ended December 31, 2015 were 0.9% of revenue for both periods, compared to 1.7% and 1.6% of revenue in the same periods in the prior year. Research and development costs remained below our expected spend as a percentage of revenue, reflecting our completion of the majority of our SmartVest SQL manufacturing cost reduction projects. As a percentage of sales, we expect to increase spending on research and development expenses over the next twelve months with engineering resources focusing on product enhancements and other market opportunities. Certain expenses related to our innovation investments are not always captured in research and development expenses. These expenses can be included in cost of sales as in the case of depreciation of tooling or in SG&A in the case of professional fees or higher labor expense, as we improve our internal processes or add to our customer service.

Interest expense

Interest expense, net, was approximately $18,000 and $38,000, for the three and six months ended December 31, 2015 compared to $25,000 and $45,000, respectively, in the same periods in the prior year due to lower levels of long-term debt and increased interest income

Income tax expense

Income tax expense was estimated at approximately $164,000 and $388,000 and the effective tax rates were 13.3% and 21.6%, respectively, for the three and six months ended December 31, 2015. For the three and six months ended December 31, 2014, the Company recorded zero tax expense. Income tax expense during the three and six months ended December 31, 2015 includes a current tax expense of $458,000 and $682,000 and a discrete tax benefit of $294,000 due primarily to the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets. During the three and six months ended December 31, 2014, as income was earned the Company’s net operating loss carryforwards were applied to reduce taxable income. Accordingly, the application of the net operating losses to reduce taxable income reduced the Company’s gross deferred tax assets. This reduction of the Company’s gross deferred tax assets caused a corresponding decrease in the respective valuation allowance. For the three and six months ended December 31, 2014, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance would be approximately $176,000 and $331,000, respectively.

Net income

Net income for the three and six months ended December 31, 2015 was approximately $1,068,000 and $1,409,000, respectively, compared to net income of approximately $423,000 and $800,000 for the same periods in the prior year. The increases in net income were the result of increased revenue and reductions in manufacturing costs year over year. The increase also was affected by releasing the allowance on the Company’s net deferred tax assets which decreased income tax expense by approximately $288,000 during the three and six month periods ended December 31, 2015.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2015, net cash provided by operating activities was approximately $1,167,000. Cash flows provided by operating activities consisted of approximately $1,409,000 in net income, non-cash expenses of approximately $225,000, a decrease in prepaid expenses and other assets of approximately $58,000, and an increase in accounts payable and accrued liabilities of approximately $151,000. This was offset by an increase in accounts receivable and inventories of approximately $385,000 and $291,000, respectively.

For the six months ended December 31, 2014, net cash provided by operating activities was approximately $1,324,000. Cash flows provided by operations consisted of approximately $800,000 in net income, adjusted for non-cash expenses of approximately $558,000, offset by an increase in accounts receivable and prepaid expenses and other assets of $142,000 and $32,000, respectively. In addition, accounts payable and accrued liabilities increased approximately $74,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2015, cash used in investing activities was approximately $199,000. Cash used in investing activities consisted of approximately $181,000 in expenditures for property and equipment and $18,000 in payments for patent costs.

For the six months ended December 31, 2014, cash used in investing activities was approximately $286,000 for purchases of property and equipment and $51,000 in payments for patent costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2015, cash used in financing activities was approximately $38,000, which consisted of principal payments on long-term debt of $24,000, and payments of deferred financing fees of $14,000.

For the six months ended December 31, 2014, cash used in financing activities was approximately $38,000, which consisted of principal payments on long-term debt of $23,000, and payments of deferred financing fees of $15,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $11,700,000 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2015, we renewed our $2,500,000 revolving line of credit on which there was no outstanding principal balance as of December 31, 2015. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2016, if not renewed. At December 31, 2015, the interest rate of 3.50% was in effect and the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the line of credit, we also have a term loan, which had an outstanding principal balance of approximately $1,221,000 and $1,241,000 at December 31, 2015 and June 30, 2015, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of December 31, 2015.

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

For the first six months of fiscal years 2016 and 2015, we spent approximately $181,000 and $286,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date:	February 9, 2016	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	February 9, 2016	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
10.1	Business Loan Agreement (Asset Based), dated December 18, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2015)	Incorporated by Reference
10.2	Rider to Business Loan Agreement (Asset Based), dated December 18, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 10, 2015)	Incorporated by Reference
10.3	Change in Terms Agreement, dated December 18, 2015 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 10, 2015)	Incorporated by Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the periods ended December 31, 2015, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically