Form 10-Q
period 2016-03-31
Electromed, Inc.
filed 2016-05-10
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,187,112 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 6, 2016.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets
Current Assets
Cash	$4,934,112	$3,598,240
Accounts receivable (net of allowances for doubtful accounts of $45,000)	7,310,731	6,518,816
Inventories	2,325,718	2,072,108
Prepaid expenses and other current assets	442,603	397,833
Income tax receivable	180,785	–
Total current assets	15,193,949	12,586,997
Property and equipment, net	3,388,116	3,635,516
Finite-life intangible assets, net	927,931	999,842
Other assets	160,488	182,699
Deferred income taxes	337,000	–
Total assets	$20,007,484	$17,405,054

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$47,632	$48,749
Accounts payable	668,796	538,518
Accrued compensation	1,255,054	700,370
Income tax payable	–	122,657
Warranty reserve	670,000	660,000
Other accrued liabilities	246,761	208,983
Total current liabilities	2,888,243	2,279,277
Long-term debt, less current maturities	1,167,166	1,202,446
Total liabilities	4,055,409	3,481,723

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,187,112 and 8,133,857 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	81,871	81,339
Additional paid-in capital	13,480,253	13,327,320
Retained earnings	2,389,951	514,672
Total shareholders’ equity	15,952,075	13,923,331
Total liabilities and shareholders’ equity	$20,007,484	$17,405,054

See Notes to Condensed Financial Statements.

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net revenues	$6,035,700	$4,556,977	$17,298,995	$14,209,239
Cost of revenues	1,408,716	1,400,252	3,913,984	4,354,339
Gross profit	4,626,984	3,156,725	13,385,011	9,854,900

Operating expenses
Selling, general and administrative	3,806,885	3,020,849	10,631,539	8,714,746
Research and development	84,410	78,292	183,043	237,201
Total operating expenses	3,891,295	3,099,141	10,814,582	8,951,947
Operating income	735,689	57,584	2,570,429	902,953
Interest expense, net of interest income of $4,978, $371 $8,525 and $2,044, respectively	13,064	20,355	51,150	65,484
Net income before income taxes	722,625	37,229	2,519,279	837,469

Income tax expense	(256,000)	–	(644,000)	–

Net income	$466,625	$37,229	$1,875,279	$837,469

Income per share:

Basic	$.06	$.00	$.23	$.10

Diluted	$.06	$.00	$.23	$.10

Weighted-average common shares outstanding:
Basic	8,133,857	8,114,252	8,133,857	8,114,252
Diluted	8,287,237	8,166,659	8,215,472	8,131,496

See Notes to Condensed Financial Statements.

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$1,875,279	$837,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	458,850	459,223
Amortization of finite-life intangible assets	91,815	97,931
Amortization of debt issuance costs	13,672	14,546
Share-based compensation expense	153,465	78,596
Deferred taxes	(337,000)	–
Loss on disposal of property and equipment and intangible assets	46,515	233,116
Changes in operating assets and liabilities:
Accounts receivable	(791,915)	98,813
Inventories	(220,417)	(166,368)
Prepaid expenses and other assets	(22,711)	(141,854)
Income tax receivable	(180,785)	–
Accounts payable and accrued liabilities	583,579	319,717
Net cash provided by operating activities	1,670,347	1,831,189

Cash Flows From Investing Activities
Expenditures for property and equipment	(256,806)	(379,609)
Expenditures for finite-life intangible assets	(27,752)	–
Net cash used in investing activities	(284,558)	(379,609)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(36,397)	(34,674)
Payment of deferred financing fees	(13,520)	(14,797)
Net cash used in financing activities	(49,917)	(49,471)
Net increase in cash	1,335,872	1,402,109
Cash
Beginning of period	3,598,240	1,502,702
End of period	$4,934,112	$2,904,811

See Notes to Condensed Financial Statements.

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.	Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $591,000 and $599,000 for the nine months ended March 31, 2016 and 2015, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 159,000 and 163,500 for the three and nine months ended March 31, 2016, respectively, and 539,900 and 609,900 for the three and nine months ended March 31, 2015, respectively.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace ASC Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for the Company’s annual reporting period beginning with our fiscal year ending June 30, 2019, and interim periods within that year. The Company is evaluating the impact of this standard on its financial statements.

In April 2015, FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which will become effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of March 31, 2016, the Company had approximately $21,000 of unamortized debt issuance costs recorded in other non-current assets on its balance sheet.

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its financial statements.

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires that deferred tax assets and liabilities (“DTAs” and “DTLs”) be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has elected to adopt ASU 2015-17 early and it has been applied to its second quarter of fiscal 2016 on a prospective basis.

In February 2016, FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU 2016-02 will have on its financial statements.

In March 2016, FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU will be effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods, with earlier application permitted.  The Company is evaluating the impact of the standard on its financial statements.

Reclassifications: Certain items in the financial statements for fiscal 2015 have been reclassified to be consistent with the classifications adopted for the Company’s fiscal year ending June 30, 2016. The fiscal 2015 reclassifications had no impact on previously reported net income or equity.

Note 2.	Inventories

The components of inventory were approximately as follows:

	March 31, 2016	June 30, 2015
Parts inventory	$1,630,000	$1,527,000
Work in process	128,000	245,000
Finished goods	723,000	440,000
Less: Reserve for obsolescence	(155,000)	(140,000)
Total	$2,326,000	$2,072,000

Note 3.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the nine months ended March 31, 2016 and the year ended June 30, 2015, the Company abandoned certain domestic and foreign patents with net values of approximately $8,000 and $32,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. The patents covered technology that management considered outdated and was no longer in use. Accumulated amortization was $789,000 and $698,000 at March 31, 2016 and June 30, 2015, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2016	Fiscal Year Ended June 30, 2015
Balance, beginning	$1,000,000	$1,039,000
Additions	28,000	116,000
Abandonments	(8,000)	(32,000)
Amortization expense	(92,000)	(123,000)
Balance, ending	$928,000	$1,000,000

Note 4.	Warranty Liability

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the U.S. and a three-year warranty for all institutional sales and sales to individuals outside the U.S. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2016	Fiscal Year Ended June 30, 2015
Beginning warranty reserve	$660,000	$700,000
Accrual for products sold	130,000	139,000
Expenditures and costs incurred for warranty claims	(120,000)	(179,000)
Ending warranty reserve	$670,000	$660,000

Note 5.	Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $644,000 and the effective tax rate was 25.5% for the nine months ended March 31, 2016. Estimated income tax expense, during the nine months ended March 31, 2016, includes a current tax expense of $938,000 and a discrete tax benefit of $294,000 due primarily to the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets.

For the nine months ended March 31, 2015, the Company recorded zero tax expense.  As income was earned the Company’s net operating loss carryforwards were applied to reduce taxable income to zero. Accordingly, the application of the net operating losses to reduce taxable income reduced the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets caused a corresponding decrease in the respective valuation allowance. For the three and nine months ended March 31, 2015, the Company recorded an income tax expense of zero and the decrease in its deferred tax assets and the corresponding reduction in its deferred tax asset valuation allowance was approximately $27,000 and $358,000, respectively.

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

On a quarterly basis, the Company evaluates all positive and negative evidence, as described above, in determining if the valuation allowance is fairly stated. At December 31, 2015, the Company determined that, based on the profitability it had achieved, historical cumulative profits and estimates of future income, there was sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweigh the negative evidence. The full valuation allowance was released, which resulted in the recognition of $288,000 in net deferred tax assets and a decrease in income tax expense for the nine month period ended March 31, 2016.

Note 6.	Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2015, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2016 or June 30, 2015. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (3.50% at March 31, 2016) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2016, if not renewed. At March 31, 2016, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,210,000 at March 31, 2016. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7.	Stock-Based Compensation

The Company recorded $153,000, and $79,000 of compensation expense related to current and past grants of stock options and restricted stock for the nine months ended March 31, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense. As of March 31, 2016, approximately $184,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 1.1 years.

Stock Options

The Company issued 163,500 stock options pursuant to its 2014 Stock Compensation Plan during the nine months ended March 31, 2016. Stock option transactions during the nine months ended March 31, 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	450,800	$2.80
Granted	163,500	$2.05
Exercised	–	–
Cancelled or Forfeited	(14,500)	$1.80
Outstanding at March 31, 2016	599,800	$2.62

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2016, the weighted average remaining contractual term for all outstanding stock options was 5.63 years and their aggregate intrinsic value was approximately $693,000. During the nine months ended March 31, 2016, 190,000 options issued in conjunction with the Company’s 2010 initial public offering and 44,100 warrants issued with convertible debt, prior to 2010, expired. Outstanding at March 31, 2016 were the 599,800 employee stock options, of which approximately 389,000 are exercisable and have an aggregate intrinsic value of approximately $220,000.

Restricted Stock

The Company’s 2014 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the nine months ended March 31, 2016, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $1.80 per share, and to directors totaling 23,255 shares of common stock, with a vesting term of six months and a fair value of $2.15 per share. Restricted stock transactions during the nine months ended March 31, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at June 30, 2015	–	–
Granted	53,255	$1.95
Vested	–	–
Forfeited	–	–
Unvested at March 31, 2016	53,255	$1.95

Note 8.	Commitments and Contingencies

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since the quarter ended March 31, 2014. In the fourth quarter of fiscal 2015, we launched the SmartVest SQL into the institutional and certain international markets. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

Critical Accounting Policies and Estimates

The critical accounting policies used in the preparation of the condensed financial statements as of March 31, 2016 are consistent with the critical accounting policies and estimates disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2015.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and warranty liability.

Results of Operations

Revenues

Revenue for the three- and nine- months ended March 31, 2016 and 2015 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Increase / (Decrease)		2016	2015	Increase / (Decrease)
Total Revenue	$6,036	$4,557	$1,479	32.5%	$17,299	$14,209	$3,090	21.7%
Home Care Revenue	5,356	3,893	1,463	37.6%	15,343	12,417	2,926	23.6%
Institutional Revenue	440	503	(63)	(12.5%)	1,365	1,193	172	14.4%
International Revenue	240	161	79	49.1%	591	599	(8)	(1.3%)

Home Care Revenue. Home care revenue, for the three months ended March 31, 2016, was approximately $5,356,000, an increase of approximately $1,463,000, or 37.6%, compared to the same period in fiscal 2015. For the nine months ended March 31, 2016, home care revenue was approximately $15,343,000, an increase of approximately $2,926,000, or 23.6%, compared to the same period in fiscal 2015. The increase in revenue was primarily due to an increase in approvals from third-party payers as of result of continued improvements in our reimbursement operations, including new third-party payer contracts and process improvements leading to greater referral to approval percentage, faster approval cycle times and higher average selling price. These improvements were also aided by approximately $250,000 of additional revenue during the second quarter of fiscal 2016, compared to the same period in the prior year. This additional revenue came from processing a backlog of referrals from fiscal 2015 in a state where we obtained our home medical equipment license early during the quarter ended September 2015, because we temporarily were without a license during fiscal 2015 after the state’s licensing body imposed an instate presence requirement.

Institutional Revenue. Institutional revenue, for the three months ended March 31, 2016, was approximately $440,000 a decrease of approximately $63,000, or 12.5%, compared to the same period in fiscal 2015. For the nine months ended March 31, 2016, institutional revenue was approximately $1,365,000, an increase of approximately $172,000, or 14.4%, compared to the same period in fiscal 2015. The decrease in revenue for the three months ended March 31, 2016 was primarily due to fewer units sold compared to the same period in the prior year. The increase in institutional revenue for the nine months ended March 31, 2016 was primarily due to selling more units compared to the same period in the prior year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue, for the three months ended March 31, 2016, was approximately $240,000, representing an increase of approximately $79,000 or 49.1%, compared to the same period in fiscal 2015. For the nine months ended March 31, 2016, international revenue was approximately $591,000, a decrease of approximately $8,000 or 1.3% from the same period in fiscal 2015. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $4,627,000, or 76.7% of net revenues, for the three months ended March 31, 2016, from approximately $3,157,000, or 69.3% of net revenues, in the same period in fiscal 2015. Gross profit increased to approximately $13,385,000, or 77.4% of net revenues, for the nine months ended March 31, 2016, from approximately $9,855,000, or 69.4% of net revenues, in the same period in fiscal 2015. The increases in gross profit percent resulted from increases in domestic home care revenues, with a higher approval percentage on devices shipped, higher average selling price per unit, and a decrease in our manufacturing costs of the SmartVest SQL as compared to the prior fiscal year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $3,807,000 and $10,632,000 for the three and nine months ended March 31, 2016, respectively, representing an increase of approximately $786,000 and $1,917,000, or 26.0% and 22.0%, compared to the same periods in the prior year. Payroll and compensation-related expenses were approximately $2,206,000 and $6,071,000 for the three and nine months ended March 31, 2016, respectively, representing an increase of approximately $545,000 and $1,260,000, or 32.8% and 26.2%, compared to the same periods in the prior year. The increase in fiscal 2016 was due to additional bonuses and commissions on higher revenue and profitability, annual salary increases, higher share-based equity compensation expense and having additional employees in our sales and reimbursement departments.

Professional fees for the three and nine months ended March 31, 2016 were approximately $379,000 and $946,000 respectively, an increase of approximately $154,000 and $273,000, or 68.4% and 40.6%, compared to the same periods in the prior year. These fees are for services related to legal costs, reporting requirements, information technology (“IT”) security and backup, and printing and other shareowner services. The increase in professional fees was primarily due to an increase in consulting fees associated with IT improvements and outsourcing certain IT services, recruiting fees and training.

Travel, meals and entertainment expenses were approximately $384,000 and $1,076,000 for the three and nine months ended March 31, 2016, respectively, representing an increase of approximately $96,000 and $222,000, or 33.3% and 26.0% compared to the same periods in the prior year. The increase was due primarily to additional sales personnel and an overall increase in travel expense per salesperson.

In addition, SG&A expenses included medical device excise tax of approximately $0 and $132,000 for the three and nine months ended March 31, 2016, representing a decrease of approximately $60,000 and $37,000, respectively, compared to the same periods in the prior year. Beginning with the third quarter of fiscal 2016, we realized a positive impact to operating profit with the recent Consolidated Appropriations Act, 2016 that included a two-year moratorium on the medical device excise tax that began January 1, 2016.

Research and development expenses. Research and development expenses were approximately $84,000 and $183,000 for the three and nine months ended March 31, 2016, respectively, representing an increase of approximately $6,000, a decrease of approximately $54,000 for the three and nine months ended March 31, 2016, compared to the same periods in the prior year. Research and development expenses for the three and nine months ended March 31, 2016 were 1.4% and 1.1% of revenue, respectively, compared to 1.7% of revenue for the three and nine month periods in the prior year. Research and development costs remained below our expected spend as a percentage of revenue, reflecting our completion of the majority of our SmartVest SQL manufacturing cost reduction projects. As a percentage of sales, we expect to increase spending on research and development expenses over the next twelve months with engineering resources focusing on product enhancements and other market opportunities. Certain expenses related to our innovation investments are not always captured in research and development expenses. These expenses may be included in cost of sales as in the case of depreciation of tooling or in SG&A in the case of professional fees or higher labor expense, as we improve our internal processes or add to our customer service.

Interest expense

Interest expense, net, was approximately $13,000 and $51,000, for the three and nine months ended March 31, 2016 compared to $20,000 and $65,000, respectively, in the same periods in the prior year due to lower levels of long-term debt and increased interest income.

Income tax expense

Income tax expense was estimated at approximately $256,000 and $644,000 and the effective tax rates were 35.4% and 25.5%, respectively, for the three and nine months ended March 31, 2016. For the three and nine months ended March 31, 2015, we recorded zero tax expense. Income tax expense during the three and nine months ended March 31, 2016 includes a current tax expense of $256,000 and $938,000. The nine months ended March 31, 2016 also includes a discrete tax benefit of $294,000 due primarily to our release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets. During the three and nine months ended March 31, 2015, as income was earned our net operating loss carryforwards were applied to reduce taxable income. Accordingly, the application of the net operating losses to reduce taxable income reduced our gross deferred tax assets. This reduction of our gross deferred tax assets caused a corresponding decrease in the respective valuation allowance. For the three and nine months ended March 31, 2015, we recorded an income tax expense of zero and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance was approximately $176,000 and $331,000, respectively.

Net income

Net income for the three and nine months ended March 31, 2016 was approximately $467,000 and $1,875,000, respectively, compared to net income of approximately $37,000 and $837,000 for the same periods in the prior year. The increases in net income were the result of increased revenue and reductions in manufacturing costs year over year. The increase also was affected by releasing the allowance on our net deferred tax assets, which decreased income tax expense by approximately $288,000 during the nine month period ended March 31, 2016.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2016, net cash provided by operating activities was approximately $1,670,000. Cash flows provided by operating activities consisted of approximately $1,875,000 in net income, net non-cash expenses of approximately $427,000, an increase in accounts payable and accrued liabilities of approximately $584,000, offset by increases in accounts receivable, inventories prepaid expenses and other assets and income tax receivable of approximately $792,000, $220,000, $22,000 and $181,000, respectively.

For the nine months ended March 31, 2015, net cash provided by operating activities was approximately $1,831,000. Cash flows provided by operations consisted of approximately $837,000 in net income, adjusted for non-cash expenses of approximately $883,000 and a decrease in accounts receivable of $99,000, offset by increases in inventory and prepaid expenses and other assets of $166,000 and $142,000, respectively. In addition, accounts payable and accrued liabilities increased approximately $320,000.

Cash Flows from Investing Activities

For the nine months ended March 31, 2016, cash used in investing activities was approximately $285,000. Cash used in investing activities consisted of approximately $257,000 in expenditures for property and equipment and $28,000 in payments for patent costs.

For the nine months ended March 31, 2015, cash used in investing activities was approximately $380,000 for purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended March 31, 2016, cash used in financing activities was approximately $50,000, which consisted of principal payments on long-term debt of $36,000, and payments of deferred financing fees of $14,000.

For the nine months ended March 31, 2015, cash used in financing activities was approximately $50,000, which consisted of principal payments on long-term debt of $35,000, and payments of deferred financing fees of $15,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $12,300,000 as of March 31, 2016 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2015, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2016, if not renewed. At March 31, 2016, the maximum $2,500,000 was available under the credit facility and the applicable interest rate (the prime rate) was 3.50%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

The term loan had an outstanding principal balance of approximately $1,210,000 and $1,241,000 at March 31, 2016 and June 30, 2015, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of March 31, 2016.

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

For the first nine months of fiscal 2016 and 2015, we spent approximately $257,000 and $380,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

The foregoing discussion and other statements in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act). Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “may,” “should,” “will”, “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements include, but are not limited to, statements regarding the following: our expectations regarding international markets and associated regulations and their impact on our sales; our expectations regarding long-term margins; our expectations regarding the expansion of the market for the SmartVest SQL; our expectations regarding research and development expenses; our expectations regarding sales growth, future efficiencies and profitability with the increase in our sales force; our expectations regarding capital expenditures; our expectations regarding our deferred tax assets; and our beliefs regarding the sufficiency of working capital and our ability and intention with regard to future financing. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: the competitive nature of our market; the risks associated with expansion into international markets; changes to Medicare, Medicaid, or private insurance reimbursement policies; changes to health care laws; changes affecting the medical device industry; our need to maintain regulatory compliance and to gain future regulatory approvals and clearances; our ability to protect and expand our intellectual property portfolio; our ability to renew our line of credit or obtain additional financing as necessary; and general economic and business conditions. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these factors with caution and form your own critical and independent conclusions about the likely effect of these factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the identified risks described in this and other documents we file from time to time with the U.S. Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period subject to this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Exhibit Index following the signature page to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	May 10, 2016	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date:	May 10, 2016	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the periods ended March 31, 2016, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically