Form 10-K
period 2016-06-30
Electromed, Inc.
filed 2016-09-06
CIK 1488917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 r 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From             to             .

Commission File number 001-34839

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2015 was approximately $11,301,000 based upon the closing price of the Registrant’s common stock on such date.

There were 8,217,112 shares of the registrant’s common stock outstanding as of September 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2017 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2016, are incorporated by reference into Part III of this Form 10-K.

Electromed, Inc.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	the competitive nature of our market;

•	changes to Medicare, Medicaid, or private insurance reimbursement policies;

•	changes to health care laws;

•	changes affecting the medical device industry;

•	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

•	new drug or pharmaceutical discoveries;

•	general economic and business conditions;

•	our ability to renew our line of credit or obtain additional credit as necessary;

•	our ability to protect and expand our intellectual property portfolio; and

•	the risks associated with expansion into international markets.

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

ii

PART I

Item 1. Business.

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops, manufactures, markets and sells innovative products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function with a commitment to excellence and compassionate service. Our goal is to make High Frequency Chest Wall Oscillation (“HFCWO”) treatments as effective, convenient, and comfortable as possible, so our patients will adhere to their prescribed treatment schedule. Electromed was incorporated in Minnesota in 1992. Our common stock is listed on the NYSE MKT under the ticker symbol “ELMD.”

The SmartVest System features a programmable air pulse generator, a therapy garment worn over the upper body and a connecting hose, which together provide safe, comfortable, and effective airway clearance therapy. The SmartVest System generates HFCWO, also known as High Frequency Chest Compression, a technique for airway clearance therapy. The garment repeatedly compresses and releases the upper body at frequencies from 5 to 20 cycles per second creating a “mini cough”. Each compression (or oscillation) produces pulsations that thin and loosen secretions from the surfaces of the lung airways, thins mucus stuck in the lungs and propels them toward the mouth where they can be removed by normal coughing or suction.

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

We have received clearance to market the SmartVest System from the U.S. Food and Drug Administration (“FDA”) to promote airway clearance and improve bronchial drainage. In addition, Electromed is certified to apply the Conformité Européenne, (“European Conformity” or “CE”), CE marking for HFCWO device sales in all European Union countries and approved for HFCWO device sales in other, select international countries. The SmartVest System is available only with a physician’s prescription.

The SmartVest System

The SmartVest System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment. The SmartVest System is currently available in two models – SV2100 and SQL – both of which are sold into home care and institutional markets for use by patients and hospitals. The SmartVest SV2100 and SmartVest SQL deliver the same clinically effective HFCWO therapy. Additionally, both systems are designed for maximum comfort and lifestyle convenience, so patients can readily fit HFCWO therapy into their daily routines:

•	Patented single-hose design: When the SmartVest System is in use, a single-hose delivers oscillations to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. Oscillations are delivered evenly from the base of the SmartVest garment, extending the forces upward and inward in strong but smooth cycles surrounding the chest.

•	Open system design with active inflate – active deflate: The active inflate – active deflate mechanism of the SmartVest System provides patients a more comfortable treatment experience by working in unison with patients to allow them to take deep breaths and breathe more easily without feeling restricted.

•	Soft-fabric garment is lightweight and comfortable: The SmartVest garment is lightweight and designed to resemble an article of clothing. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to insure a properly tailored fit. The SmartVest garment is available in a variety of colors and sizes to accommodate pediatric and adult patients.

•	Programmable generator with user friendly device operation: The SmartVest System generator uses an internal programmable memory feature to manage air pulse frequency, air pulse pressure and treatment time to be set as prescribed by the patient’s physician. The air pulse frequency can be adjusted from 5 to 20 cycles per second and the air pulse pressure can be adjusted from 10 to 100% of a maximal pressure range.

•	Patented Soft Start® and 360° garment oscillation coverage: Soft Start creates an upward flow of air that gently fills the garment while initiating the squeeze/release pulse, acclimating the patient to therapy and minimizing “vest creep.” All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs.

The SmartVest SQL System

We designed the SmartVest SQL with an array of features that make it easier to use and enable greater patient freedom as compared to the SmartVest SV2100. In addition to incorporating the unique benefits of the SV2100, the SmartVest SQL was designed to be significantly smaller, quieter, and lighter, and offers advanced generator programmability and an enhanced pause feature with save, lock and restore functionality:

•	Smaller, quieter, lighter: The SmartVest SQL System is 25% smaller, 5db quieter and 30% lighter than the SmartVest SV2100. The SmartVest SQL is the lightest and overall quietest HFCWO device on the market, weighing less than 16 pounds, making it easier for patients to use and integrate HFCWO therapy into their daily lives.

•	Programmable ramp: The SmartVest SQL integrates fully featured programmable and adjustable ramp, which allows HFCWO therapy to start at a low frequency, ramp up, and then reduce the frequency during treatment. This allows clinicians greater flexibility to program patient-specific HFCWO therapy protocols.

Enhanced programmability: The SmartVest SQL features new programmability options for saving, locking and restoring protocols, providing an extra layer of security. Further, an enhanced pause feature allows the physician to program dedicated time(s) for the patient to clear secretions.

Other Products

We market the Single Patient Use (“SPU”) SmartVest® and SmartVest Wrap® to health care providers, particularly those working in intensive care units. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for the duration of the patient’s stay. Both SPU products facilitate continuity of care because they introduce the patient to our product line and may encourage use of the SmartVest System for home care, which can be provided to patients with a chronic condition upon discharge. Both SPU products also provide full coverage pulsation.

Our Market

We estimate the current total served market for HFCWO in the United States is approximately $130 million. We believe our business model is supported by many market trends related to an aging population and growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy. Indications for when HFCWO should be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when he or she believes the patient will benefit from improved airway clearance and external chest manipulation is the treatment of choice to enhance mucus transport and improve bronchial drainage.

The SmartVest System is prescribed for patients with bronchiectasis, amyotrophic lateral sclerosis (“ALS”), cerebral palsy, cystic fibrosis, muscular dystrophy, quadriplegia and the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”). The estimated patient populations in 2015 for diseases and conditions routinely prescribed HFCWO therapy are listed below. It was estimated that 190,000 unique cases of bronchiectasis were diagnosed in Medicare patients in 2007 and bronchiectasis prevalence increased 8.7% annually between 2000 and 20071.

•	Bronchiectasis: Based on historic growth in prevalence and assuming a constant growth rate, the estimated number of bronchiectasis diagnoses in 2015 exceeded 370,000. We believe that bronchiectasis, an irreversible lung condition that is the end result of repeated episodes of pulmonary inflammation and infection leading to permanently dilated bronchial airways, represents the fastest growing diagnostic category and greatest potential for HFCWO growth in the United States. We estimate that approximately 15% of total bronchiectasis Medicare patients have been prescribed HFCWO therapy.

 1 Amy E. Seitz, MPH, et al. 2012. Trends in Bronchiectasis-Among Medicare Beneficiaries in the United States, 2000 to 2007. CHEST. 142(2): 432-439.

•	COPD: Estimates of COPD prevalence vary considerably, suggesting that approximately 24 million people in the United States are affected by COPD.

•	Neuromuscular and neuromotor disorders: A range of neuromuscular and neuromotor disorders — including ALS, severe cerebral palsy, Duchenne muscular dystrophy, and quadriplegia — can cause respiratory muscle weakness and compromised airway clearance. Effective airway clearance therapy, including use of HFCWO, is a critical aspect of respiratory cares for people with neuromuscular or neuromotor disorders who lack respiratory muscle strength. Not all people with neuromuscular or neuromotor disorders will require airway clearance therapy. We estimate the total number of people in the United States with a neuromuscular or neuromotor disorder that would benefit from airway clearance therapy is approximately 250,000.

•	Cystic Fibrosis: In the United States, approximately 30,000 people are living with cystic fibrosis, and an estimated 1,000 new cases of cystic fibrosis are diagnosed each year.

Marketing, Sales and Distribution

Our sales and marketing efforts are focused on building market awareness and acceptance of our products and services with physicians, clinicians, patients, and third-party payers. Because the sale of the SmartVest System requires a physician’s prescription, we market to physicians and health care providers as well as directly to patients. The vast majority of our revenue comes from domestic home care sales through a physician referral model. We have established our own domestic sales force, which we believe is able to provide superior support and training to our customers. Our direct United States sales force works with physicians and clinicians in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2016, we had 31 sales representatives, including three regional sales managers, 27 clinical area managers (“CAMs”) and one institutional accounts manager. We also have developed a network of more than 300 respiratory therapists and health care professionals across the United States to assist with in-home SmartVest patient training on a non-exclusive independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists.

Of the $22.3 million of our revenue derived from the United States in fiscal 2016, approximately 92% represented home care and 8% represented institutional sales. Due to readmission penalties associated with the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), for certain diseases and conditions including COPD and pneumonia, we believe opportunities for further growth exist for HFCWO therapy because the device used by a patient in an institution may influence the choice of device prescribed at discharge. We expect to achieve future sales, earnings, and overall market share growth by increasing home care referrals through building awareness of the choice patients and clinicians have of HFCWO devices.

We generate sales leads through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts in order to increase the visibility and acceptance of our products by physicians and health care professionals, participation with patient organizations such as the Cystic Fibrosis Foundation, direct mailings, as well as through patients by word of mouth and traffic to our website. In addition, we place advertisements in leading medical magazines and journals.

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

International Marketing

Approximately 3.1% and 4.4% of our net revenues were from sales outside the United States in our fiscal years ended June 30, 2016 and 2015 ( “fiscal 2016” and fiscal 2015”), respectively. We sell our products outside the United States through independent distributors specializing in respiratory products. Through June 30, 2016, the majority of our distributors operated in exclusive territories. Our principal distributors are located in Europe, Southeast Asia, South and Central America and the Arab states of the Persian Gulf. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside the United States is to focus our corporate resources on maintaining our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally will rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Approximately half of our home care revenue is from commercial payers and one quarter is from each of the Medicare and Medicaid programs. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

Most patients are able to qualify for reimbursement and payment from Medicare, Medicaid, private insurance or combinations of the foregoing. We expect that subsequent generations of HFCWO products also will qualify for reimbursement under Medicare Plan B and most major health plans. However, some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. In addition, we face the risk that new or modified products could have a lower reimbursement rate, or that the levels of reimbursement currently available for our existing products could decrease, which would hamper our ability to market and sell that product. Consequently, our sales will continue to depend in part on the availability of coverage and reimbursement from third-party payers, even though our devices may have been cleared for marketing by the FDA. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the procedure is furnished.

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians. We do this by establishing an effective reimbursement department to work on behalf of the patient by processing physician paperwork, seeking insurance authorization and processing claims. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to acquire the SmartVest System over a period of 1 to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The payment amount we receive for any single referral may vary based on a number of factors, including Medicare and third-party reimbursement processes and policies. The patient retains the risk of reimbursement to the Company in the event of non-payment by third-party payers.

Our SmartVest System is reimbursed under HCPCS code E0483. Currently, the Medicare total allowable amount of reimbursement for this billing code is approximately $12,000. The allowed amount for state Medicaid programs range from approximately $8,000 to $13,000, which is similar to commercial payers. Actual reimbursement from third-party payers can vary, and can be significantly less than the full allowable amount. Deductions from the allowable amount include co-payments, deductibles and/or maximums on durable medical equipment (“DME”), decrease the reimbursement received from the third-party payer. Collecting a full allowable amount depends on our ability to obtain reimbursement from the patient’s secondary and/or supplemental insurance if the patent has additional coverage, or our ability to collect amounts from individual patients.

Research and Development

As of June 30, 2016, our research and development staff consisted of two full-time engineers and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products that receive the appropriate product approvals and regulatory clearances around the world.

During the fiscal years ended June 30, 2016 and 2015, we incurred research and development expenses of approximately $380,000 and $316,000, respectively. As a percentage of sales, we expect to increase spending on research and development expenses over the next twelve months with engineering resources focusing on product enhancements and other market opportunities.

Intellectual Property

As of June 30, 2016, we held 20 U.S. and 13 foreign issued patents covering the SmartVest System and its underlying technology, and had 29 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. One of our U.S. and foreign patents will expire in calendar 2016.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries that we have identified as key markets for our products. These markets include the European Union, Canada, Japan, and other countries.

We also have received eight U.S. trademark and service mark registrations: SMARTVEST®, SMARTVest®, SMARTVEST WRAP®, CREATING SUPERIOR CARE THROUGH INNOVATION®, MEDPULSE RESPIRATORY VEST SYSTEM®, SQL®, SMARTVEST SQL®, SOFT START® and MAKING LIFE’S IMPORTANT MOMENTS POSSIBLE-ONE BREATH AT A TIME®. We have one registration in Canada for SMARTVEST, one registration in Peru for SMARTVEST and have one pending international registration through the Madrid Protocol for SMARTVEST. The Statement of Grant has been issued for Japan and is pending for China and the European Union.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 10,000 square feet and we are certified on an annual basis to be compliant with ISO 13485 and ISO 9001 quality system standards. Our site has been audited regularly by the FDA and ISO, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory (“UL”), and ISO standards. Many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States and Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions within the United States, and for all international sales, except Canadian home care, we provide a three-year warranty.

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc.), which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (ARI’s The Vest®). In 2005, Respiratory Technologies, Inc., a privately held company doing business as RespirTech, received FDA clearance to market their HFCWO product, the inCourage® system (the “inCourage System”).

The Respin 11 (the “Respin 11”) by RespInnovation SAS and the AffloVest (the “AffloVest”) by International Biophysics Corporation are HFCWO products that also compete with our SmartVest System. The Respin 11 and AffloVest received FDA 510(k) clearance in 2012 and 2013, respectively. HFCWO product features and benefits, such as size, weight of the generator, reputation for patient and reimbursement services, and sales effectiveness of field personnel, have become the key drivers of HFCWO product sales.

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

Governmental Regulation

Medicare and Medicaid

Recent government and private sector initiatives in the U.S. and foreign countries aim at limiting the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, and are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices that result in better clinical outcomes. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement the program will pay for particular procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. Many private insurance programs look to Medicare as a guide in setting coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among our customers.

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other DME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local DME businesses, many states have enacted regulations that require a DME provider to have an in-state business presence, specifically through state Home Medical Equipment (“HME”) licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a DME provider must have an in-state presence. In addition to Minnesota, our corporate headquarters, we have a licensed in-state presence in four other states. In-state presence requirements are different from state to state, but generally require a physical location that is staffed and open during regular business hours. We are licensed to do business in all 50 states.

Product Regulations

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign regulatory agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices, and compliance with these laws and regulations entails significant costs for us. Our regulatory and quality assurance departments provide detailed oversight in their areas of responsibility to support required clearances and approvals to market our products.

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

Continuing Product Regulation

In addition to its approval processes for new products, the FDA may require testing and post-market surveillance programs to monitor the safety and effectiveness of previously cleared products that have been commercialized, and may prevent or limit further marketing of products based on the results of post-mark surveillance results. At any time after marketing clearance of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (“QSR”) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial market clearance. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

We must register annually with the FDA as a device manufacturer and, as a result, are subject to periodic FDA inspection for compliance with the FDA’s QSR requirements that require us to adhere to certain extensive regulations. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. We also must maintain certain certifications in order to sell products internationally, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

Advertising and marketing of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others also can initiate litigation relating to advertising and /or marketing claims. If the FDA determines that our promotional or training materials constitute promotion of an unapproved or uncleared claim of use, we may need to modify our training or promotional materials or be subject to regulatory or enforcement actions that may result in civil fines or criminal penalties. Other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials constitute promotion of an unapproved use, which could result in significant fines or penalties.

European Union and Other Regions

European Union rules require that medical products receive the right to affix the CE marking, demonstrating adherence to quality standards and compliance with relevant European Union Medical Device Directives (MDD). Products that bear CE marking can be imported to, sold or distributed within the European Union. We obtained clearance to use CE marking on our products in April 2005. Renewal of CE marking is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE marking in good standing since originally receiving it and most recently renewed it in January 2015. We also require all of our distributors in the European Union and other regions to comply with their home country regulations in our distributor agreements.

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

Beginning with the third quarter of fiscal 2016, we realized a positive impact to operating profit with the adoption of the recent Consolidated Appropriations Act, 2016, which includes a two-year moratorium on the medical device excise tax effective as of January 1, 2016.

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

Fraud and Abuse Laws

Federal health care laws apply to the marketing of our products and when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded health care programs. The principal applicable federal laws include:

•	the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program;

•	the Anti-Kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal health care program; and

•	the Stark Law, which prohibits physicians from profiting (actually or potentially) from their own referrals.

There are often similar state false claims, anti-kickback, and anti-self referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Enforcement of all of these regulations has become increasingly stringent, particularly due to more prevalent use of the whistleblower provisions under the False Claims Act, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties and disbarment from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

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

Employees

As of June 30, 2016, we had 103 employees, 100 of whom were full-time. Eleven of our employees are respiratory therapists licensed by appropriate state professional organizations, including all of the employees in our Patient Services Department. We also retain more than 300 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the U.S.. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 square feet, which are located on an approximately 2.3 acre parcel in New Prague, Minnesota. This owned property is subject to a mortgage (see Note 5 to the Financial Statements, included in Part II, Item 8, of this Report for further information).We also lease approximately 20,000 square feet of warehouse and office space in a building adjacent to our manufacturing facilities. We believe that our current facilities are satisfactory for our long-term growth plans.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE MKT under the symbol “ELMD”. The following table sets forth the high and low sale prices of our common stock by quarter during our 2016 and 2015 fiscal years.

	High	Low
Fiscal Year Ended June 30, 2016:
First Quarter (ended September 30, 2015)	$2.09	$1.55
Second Quarter (ended December 31, 2015)	$2.21	$1.72
Third Quarter (ended March 31, 2016)	$5.20	$1.55
Fourth Quarter (ended June 30, 2016)	$4.99	$3.66

Fiscal Year Ended June 30, 2015:
First Quarter (ended September 30, 2014)	$2.01	$1.29
Second Quarter (ended December 31, 2014)	$2.74	$1.23
Third Quarter (ended March 31, 2015)	$2.84	$2.13
Fourth Quarter (ended June 30, 2015)	$2.60	$1.68

As of September 1, 2016, there were 100 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our common stock. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future. Currently, the agreement governing our credit facility restricts our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities by the Company and Affiliated Purchasers

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

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since the quarter ended March 31, 2014. In the fourth quarter of our fiscal 2015, we launched the SmartVest SQL into the institutional and certain international markets. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations, or “HMOs”, state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuromuscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

Our primary goals for the fiscal year ending June 30, 2017, include:

•	delivering profitable growth;

•	growing quality referrals and increasing the rate of reimbursement on referrals; and

•	maintaining the highest standards of integrity, respect and privacy.

Our key growth strategies for the fiscal year ending June 30, 2017 include:

•	Continue to develop innovative device features that appeal to patients
•	Enhance our superior leadership in reimbursement support and customer care
•	Focus on increasing referrals in largest, fastest growing segments: adult pulmonology/bronchiectasis
•	Sales force expansion
•	Maximize therapy adherence
•	Expand third-party payer coverage
•	Grow institutional market share to support home care growth

Critical Accounting Policies and Estimates

During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. Those estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported revenues and expenses. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. The following is a summary of our primary critical accounting policies and estimates. See also Note 1 to the Financial Statements, included in Part II, Item 8, of this Report.

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

Certain third-party reimbursement agencies pay us on a monthly installment basis, which can span from 18 to 60 months. Wisconsin, California, and New York Medicaid constitute the majority of our installment method sales. Due to the length of time over which reimbursement is received, we believe that the inherent uncertainty of collection due to external factors noted above precludes us from making a reasonable estimate of revenue at the time the product is shipped. In certain circumstances, the patient must periodically attest that the unit continues to be utilized as a prerequisite to continued reimbursement coverage. Therefore, we believe the installment method is appropriate for these sales. If the third-party reimbursement agency discontinues payment and we determine no further payments will be made from the patient, the carrying value of the account receivable is written off as a period adjustment against the previously recognized sales. Under the installment method, we do not record accounts receivable or revenue at the time of product shipment. We defer the revenue associated with the sale and, as each installment is received, that amount is recognized as revenue. Deferred costs associated with the sale are amortized to cost of revenue ratably over the estimated period in which collections are scheduled to occur.

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

Warranty Reserve

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the United States and Canada, we provide a lifetime warranty to the individual patient for whom the System is prescribed. For sales to institutions within the United States, and for all international sales, except Canadian home care, we provide a three-year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability, and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrant.

Share-Based Compensation

Share-based payment awards consist of options and restricted stock issued to employees and directors for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. The portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award. In determining the fair value of our share-based payment awards, we make various assumptions using the Black-Scholes pricing model, including expected risk-free interest rate, stock price volatility, life and forfeitures. See Note 7 to the Financial Statements included in Part II, Item 8, of this Report for these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Revenues

Revenue for the twelve-month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,
	2016	2015	Increase
Total Revenue	$22,991	$19,408	$3,583	18.5%
Home Care Revenue	$20,500	$17,007	$3,493	20.5%
Institutional Revenue	$1,778	$1,547	$231	14.9%
International Revenue	$713	$854	$(141)	(16.5)%

Home Care Revenue. Our home care revenue increased by 20.5%, or approximately $3,493,000, for fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015. The increase in revenue was primarily due to higher approval rates on referrals from third-party payers as of result of continued improvements in our reimbursement operations, including new third-party payer contracts and process improvements leading to greater referral to approval percentage, faster approval cycle times, a higher average reimbursed price and an increase in the total number of referrals.

Institutional Revenue. Institutional revenue increased by 14.9%, or approximately $231,000, in fiscal 2016 compared to fiscal 2015. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members, and other institutions.

International Revenue. International revenue decreased by 16.5%, or $141,000, in fiscal 2016 compared to fiscal 2015. In fiscal 2016, sales decreased in Central and South America, and the Middle East, offset partially by an increase in sales to Asia and Europe.

Gross Profit

Gross profit increased to $17,876,000, or 77.7% of net revenues, for fiscal 2016, from approximately $13,600,000, or 70.1% of net revenues, for fiscal 2015. The increases in gross profit percent resulted primarily from increases in domestic home care revenues, with a higher approval percentage on devices shipped, higher average reimbursed price per unit, and a decrease in our manufacturing costs of the SmartVest SQL as compared to the prior fiscal year.

During fiscal years 2016 and 2015, we lowered the cost of our SmartVest SQL to a cost significantly lower than our previous products. This has shortened the time period in which we expect to phase out sales of our SV2100 product. Because of this, we recorded an additional reserve on certain SV2100 parts that may no longer be utilized in production, of $10,000 and $110,000 during fiscal 2016 and 2015, respectively.

We believe that as we continue to grow sales, we will be able to continue to leverage manufacturing costs and that gross margins, over the long-term, will continue at approximately 75%, although with fluctuations on a short-term basis related to average reimbursement based on the mix of referrals during any given period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether an individual patient meets prerequisite medical criteria for reimbursement, affect average reimbursement received on a short-term basis.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for fiscal 2016 were approximately $14,387,000, compared to approximately $11,974,000 for the prior year, an increase of approximately $2,413,000, or 20.2%. SG&A payroll and compensation-related expenses increased by approximately $1,595,000, or 24.5%, to approximately $8,103,000. The increase in fiscal 2016 was due to additional bonuses and sales incentives on higher revenue and profitability, annual salary increases, higher share-based equity compensation expense and having additional employees in our sales and reimbursement departments.

Professional and legal fees increased by approximately $304,000 to approximately $1,257,000 in fiscal 2016, compared to approximately $953,000 in fiscal 2015. These fees were for services related to consulting fees, legal costs, reporting requirements, information technology (“IT”) security and backup, and printing and other shareowner services. The increase in professional fees was primarily due to an increase in consulting fees associated with IT improvements and outsourcing certain IT services, and training. Recruiting fees increased by approximately $108,000 in fiscal 2016 to approximately $330,000, compared to approximately $222,000 in fiscal 2015, due to adding additional employees along with replacements for several departing employees.

Travel, meals and entertainment expenses were approximately $1,463,000 for fiscal 2016 compared to $1,169,000 in the prior year, an increase of approximately $294,000, or 25.1%. The increase was due primarily to additional sales personnel and an overall increase in travel expense per salesperson.

Research and Development Expenses. Research and development (“R&D”) expenses were approximately $380,000 and $316,000, or 1.7% and 1.6% of net revenues, for the fiscal years ended June 30, 2016 and 2015, respectively. R&D costs remained below our expected spend as a percentage of revenue, reflecting our completion of the majority of our SmartVest SQL manufacturing cost reduction projects. As a percentage of sales, we expect to increase spending on R&D expenses over the next twelve months with engineering resources focusing on product enhancements and other market opportunities. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of sales as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expense, as we improve our internal processes or add to our customer service.

Interest Expense

Interest expense, net, decreased to approximately $67,000 in fiscal 2016, compared to $86,000 in fiscal 2015, a decrease of approximately $19,000. The decrease in net interest expense resulted from lower levels of long-term debt and increased interest income compared to the prior year.

Income Tax Expense

For fiscal 2016, the Company recorded a current income tax expense of $830,000. Estimated income tax expense, during fiscal 2016, includes a current tax expense of $1,173,000 and a deferred tax benefit of $343,000, primarily from a discrete tax benefit caused by the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets.

For fiscal 2015, the Company recorded a current income tax expense of $132,000. The Company’s tax expense was affected by the full valuation allowance against all of its net U.S. federal and state deferred tax assets. A valuation allowance of $0 and $308,000 was recorded against the net deferred tax asset balance as of June 30, 2016 and 2015, respectively.

The effective tax rates were 27.3% and 10.8%, for the fiscal years 2016 and 2015, respectively. The effective tax rates differ from the statutory federal rate due to the effect of state income taxes, R&D tax credits, the domestic production activities deduction and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income/Loss

Net income for fiscal 2016 was approximately $2,213,000, compared to net income of approximately $1,092,000 in fiscal 2015. The increase in net income was the result of increased revenue with higher approval rates on referrals and higher average reimbursed price and reductions in manufacturing costs year over year. The increase also was a result of releasing the allowance on our net deferred tax assets, which decreased income tax expense by approximately $288,000 during fiscal 2016.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For fiscal 2016, our net cash provided by operating activities was approximately $2,167,000. Our net income of approximately $2,213,000 was adjusted for non-cash expenses of approximately $695,000 and an increase in other accrued liabilities of $874,000. It also was offset by increases in accounts receivable, inventories and prepaid expenses and other assets of approximately $1,093,000, $348,000 and $174,000, respectively.

For fiscal 2015, our net cash provided by operating activities was approximately $2,781,000. Our net income of approximately $1,092,000 was adjusted for non-cash expenses of approximately $1,166,000. It also was adjusted by decreases in inventories and prepaid expenses and other assets of approximately $163,000 and $7,000, respectively and an increase in other accrued liabilities of $384,000. Cash provided by operating activities was offset by an increase in accounts receivable of approximately $32,000.

Cash Flows from Investing Activities

For fiscal 2016, cash used in investing activities was approximately $580,000. Cash used in investing activities primarily consisted of approximately $535,000 in expenditures for property and equipment and $45,000 in payments for patent and trademark costs.

For fiscal 2015, cash used in investing activities was approximately $624,000. Cash used in investing activities primarily consisted of approximately $523,000 in expenditures for property and equipment and $101,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

For fiscal 2016, cash used in financing activities was approximately $62,000, consisting of $49,000 in principal payments on long-term debt and $13,000 in payments for deferred financing fees.

For fiscal 2015, cash used in financing activities was approximately $61,000, consisting of $46,000 in principal payments on long-term debt and $15,000 in payments for deferred financing fees.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $12,748,000 and available borrowings under our existing credit facility will provide adequate liquidity for our fiscal year ending June 30, 2017.

Effective December 18, 2015, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2016, if not renewed. At June 30, 2016, the maximum $2,500,000 was available under the credit facility and the applicable interest rate (the prime rate) was 3.50%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

The term loan had an outstanding principal balance of approximately $1,200,000 and $1,241,000 at June 30, 2016 and June 30, 2015, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of June 30, 2016.

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

We spent approximately $535,000 and $523,000 on property and equipment during fiscal 2016 and 2015, respectively. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace ASC Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The Section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for the Company’s annual reporting period beginning with our fiscal year ending June 30, 2019, and interim periods within that year. The Company is evaluating the impact of this standard on its financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which became effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of June 30, 2016, the Company had approximately $19,000 of unamortized debt issuance costs recorded in other non-current assets on its balance sheet.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires that deferred tax assets and liabilities (“DTAs” and “DTLs”) be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has elected to adopt ASU 2015-17 early and it has been applied to its second quarter of fiscal 2016 on a prospective basis.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements. ASU 2016-09 will be effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods, with earlier application permitted. The Company is evaluating the impact of the standard on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Electromed, Inc.

We have audited the accompanying balance sheets of Electromed, Inc. as of June 30, 2016 and 2015, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electromed, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Minneapolis, Minnesota

September 6, 2016

Electromed, Inc.

Balance Sheets
June 30, 2016 and 2015

	June 30,
	2016	2015
Assets
Current Assets
Cash	$5,123,355	$3,598,240
Accounts receivable (net of allowances for doubtful accounts of $45,000)	7,611,437	6,518,816
Inventories	2,480,443	2,072,108
Prepaid expenses and other current assets	412,856	397,833
Income tax receivable	192,685	—
Total current assets	15,820,776	12,586,997
Property and equipment, net	3,375,189	3,635,516
Finite-life intangible assets, net	904,033	999,842
Other assets	144,263	182,699
Deferred income taxes	343,000	—
Total assets	$20,587,261	$17,405,054

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$46,309	$48,749
Accounts payable	589,225	538,518
Accrued compensation	1,489,798	700,370
Income tax payable	—	122,657
Warranty reserve	660,000	660,000
Other accrued liabilities	287,194	208,983
Total current liabilities	3,072,526	2,279,277
Long-term debt, less current maturities	1,156,139	1,202,446
Total liabilities	4,228,665	3,481,723

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,187,112 and 8,133,857 issued and outstanding at June 30, 2016 and June 30, 2015, respectively	81,871	81,339
Additional paid-in capital	13,549,551	13,327,320
Retained earnings	2,727,174	514,672
Total shareholders’ equity	16,358,596	13,923,331
Total liabilities and shareholders’ equity	$20,587,261	$17,405,054

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2016 and 2015

	Years Ended June 30,
	2016	2015
Net revenues	$22,991,999	$19,408,385
Cost of revenues	5,115,736	5,808,158
Gross profit	17,876,263	13,600,227

Operating expenses
Selling, general and administrative	14,386,563	11,974,384
Research and development	380,392	315,647
Total operating expenses	14,766,955	12,290,031
Operating income	3,109,308	1,310,196
Interest expense, net of interest income of $12,658 and $2,328, respectively	66,806	85,710
Net income before income taxes	3,042,502	1,224,486

Income tax expense	(830,000)	(132,000)
Net income	$2,212,502	$1,092,486

Income per share:
Basic	$0.27	$0.13
Diluted	$0.27	$0.13

Weighted-average common shares outstanding:
Basic	8,135,514	8,115,595
Diluted	8,248,391	8,153,703

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2016 and 2015

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2014	8,114,252	$81,143	$13,217,166	$(577,814)	$12,720,495

Net income	—	—	—	1,092,486	1,092,486
Issuance of restricted stock	19,605	196	(196)	—	—
Share-based compensation expense	—	—	110,350	—	110,350
Balance at June 30, 2015	8,133,857	81,339	13,327,320	514,672	13,923,331

Net income	—	—	—	2,212,502	2,212,502
Issuance of restricted stock	53,255	532	(532)	—	—
Share-based compensation expense	—	—	222,763	—	222,763
Balance at June 30, 2016	8,187,112	$81,871	$13,549,551	$2,727,174	$16,358,596

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2016 and 2015

	Years Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$2,212,502	$1,092,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	616,021	613,304
Amortization of finite-life intangible assets	122,681	122,911
Amortization of debt issuance costs	18,016	19,210
Share-based compensation expense	222,763	110,350
Deferred income taxes	(343,000)	—
Loss on disposal of property and equipment and intangible assets	58,162	300,530
Changes in operating assets and liabilities:
Accounts receivable	(1,092,621)	(31,549)
Inventories	(347,623)	163,388
Prepaid expenses and other assets	(173,768)	6,541
Accounts payable and accrued liabilities	873,770	384,043
Net cash provided by operating activities	2,166,903	2,781,214

Cash Flows From Investing Activities
Expenditures for property and equipment	(534,944)	(523,185)
Expenditures for finite-life intangible assets	(44,577)	(101,322)
Net cash used in investing activities	(579,521)	(624,507)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(48,747)	(46,372)
Payments of deferred financing fees	(13,520)	(14,797)
Net cash used in financing activities	(62,267)	(61,169)
Net increase in cash	1,525,115	2,095,538
Cash
Beginning of period	3,598,240	1,502,702
End of period	$5,123,355	$3,598,240

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$61,560	$68,932
Cash paid for income taxes	1,494,512	2,598

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and finite-life intangible assets acquisitions included in accounts payable	$—	$78,081

Electromed, Inc.
Notes to Financial Statements

Note 1.           Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the United States to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. The Company had international sales of approximately $713,000 and $854,000 for the fiscal years ended June 30, 2016 and 2015, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its financial statements include revenue recognition and the related estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

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

Sales made under the installment method were approximately as follows:

	Years Ended June 30,
	2016	2015
Revenue recognized under installment sales	$1,555,000	$1,487,000
Amortized cost of revenues recognized	188,000	168,000

Unrecognized installment method sales were approximately as follows:

	June 30,
	2016	2015
Estimated unrecognized sales, net of discounts	$1,977,000	$2,053,000
Unamortized costs of revenues included in prepaid and other current assets and other assets	263,000	315,000

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of goods sold and were $333,000 and $295,000 for the fiscal years ended June 30, 2016 and 2015, respectively.

Cash: The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2016 and 2015.

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

Warranty liability: The Company provides a lifetime warranty on products sold to patients in the United States and Canada and a three-year warranty for institutional sales within the United States, as well as for all international sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2016	2015
Beginning warranty reserve	$660,000	$700,000
Accrual for products sold	152,000	139,000
Expenditures and costs incurred for warranty claims	(152,000)	(179,000)
Ending warranty reserve	$660,000	$660,000

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the fiscal years ended June 30, 2016 and 2015, were approximately $331,000, and $336,000, respectively.

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

Fair value of financial instruments: The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2016, the fair value of long-term debt was not significantly different than its carrying value.

Basic and diluted earnings per share: Basic per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the earnings or increasing the earnings per share. Common stock equivalents of 307,800 and 539,900 were excluded from the calculation of diluted earnings per share for the fiscal years ended June 30, 2016 and 2015, respectively, as their impact was antidilutive (see Note 7 for information on stock options and warrants).

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace ASC Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The Section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for the Company’s annual reporting period beginning with our fiscal year ending June 30, 2019, and interim periods within that year. The Company is evaluating the impact of this standard on its financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard, which became effective July 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. As of June 30, 2016, the Company had approximately $17,000 of unamortized debt issuance costs recorded in other non-current assets on its balance sheet.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires that deferred tax assets and liabilities (“DTAs” and “DTLs”) be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has elected to adopt ASU 2015-17 early and it has been applied to its second quarter of fiscal 2016 on a prospective basis.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements. ASU 2019-09 will be effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods, with earlier application permitted.  The Company is evaluating the impact of the standard on its financial statements.

Reclassifications: Certain items in the fiscal year ended June 30, 2015 financial statements have been reclassified to be consistent with the classifications adopted for the Company’s fiscal year ending June 30, 2016. The fiscal 2015 reclassifications had no impact on previously reported net income or equity.

Note 2.       Inventories

The components of inventories at June 30, 2016 and 2015 were approximately as follows:

	June 30,
	2016	2015
Parts inventory	$1,615,000	$1,527,000
Work in process	165,000	245,000
Finished goods	850,000	440,000
Less: Reserve for obsolescence	(150,000)	(140,000)
Total	$2,480,000	$2,072,000

Note 3.      Property and Equipment

Property and equipment, including assets under capital leases, were approximately as follows:

	Estimated Useful	June 30,
	Lives (Years)	2016	2015
Building and building improvements	15-39	$2,236,000	$2,236,000
Land	N/A	200,000	200,000
Land improvements	15	166,000	162,000
Equipment	3-7	2,755,000	2,596,000
Demonstration and rental equipment	3	1,040,000	1,070,000
		6,397,000	6,264,000
Less: Accumulated depreciation		(3,022,000)	(2,628,000)
Net property and equipment		$3,375,000	$3,636,000

During the fiscal years ended June 30, 2016 and 2015, the Company impaired or disposed of certain property and equipment, no longer in use, with a net value of approximately $40,000 and $268,000 respectively, which was included as an expense in cost of goods sold or selling, general and administrative expense on the statements of operations. During the years ended June 30, 2016 and 2015, there were approximately $17,000 and $118,000 respectively, of impairment charges associated with tooling that will no longer be used to produce SmartVest SQL parts as new, more cost-effective manufacturing processes were implemented.

Note 4.          Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the years ended June 30, 2016 and 2015, the Company abandoned certain domestic and foreign patents with a net value of approximately $18,000 and $32,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. The patents covered technology that management considered outdated and was no longer in use. Accumulated amortization was approximately $820,000 and $698,000 at June 30, 2016 and 2015, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2016	2015
Balance, beginning	$1,000,000	$1,039,000
Additions	45,000	116,000
Abandonments	(18,000)	(32,000)
Amortization expense	(123,000)	(123,000)
Balance, ending	$904,000	$1,000,000

Based on the carrying value at June 30, 2016, future amortization expense is expected to be approximately $124,000 annually.

Note 5.          Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2015, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2016 or June 30, 2015. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (3.50% at June 30, 2016) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2016, if not renewed. At June 30, 2016, the maximum $2,500,000 was available for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,200,000 at June 30, 2016. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Long-term debt consisted of approximately the following as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Mortgage note payable with bank, due in monthly installments of $8,632, including interest at 5.0%, remaining due December 2018, secured by land and building	$1,200,000	$1,241,000
Capital lease obligation, due in monthly installments of $648, including interest at 6.99%, to November 2016, secured by equipment	2,000	10,000
Total	1,202,000	1,251,000
Less: Current portion	46,000	49,000
Long-term debt	$1,156,000	$1,202,000

Approximate future maturities of long-term debt, including capital lease obligations, as of June 30, 2016 were as follows:

Year ending June 30:
2017	$46,000
2018	46,000
2019	1,110,000
Total	$1,202,000

Capital leases: The Company has financed certain office equipment through capital leases.

At June 30, 2016 and 2015, the carrying value of assets under these capital leases was approximately as follows:

	June 30,
	2016	2015
Fixtures and office equipment	$33,000	$33,000
Less: Accumulated depreciation	(16,000)	(12,000)
Total	$17,000	$21,000

Depreciation expense for these assets was approximately $3,000 for the years ended June 30, 2016 and 2015.

Approximate future minimum payments under capital leases as of June 30, 2016 are as follows:

Year ending June 30:
2016	$3,000
Total	3,000
Less: Amount representing interest	(1,000)
Present value of future minimum lease payments (included in long term debt above)	$2,000

Note 6.          Common Stock

Authorized shares: The Company’s Articles of Incorporation have established 15,000,000 authorized shares of capital stock consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 7.          Share-Based Payments

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options generally expire four to ten years from the grant date and vest over a period of up to five years. In November 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) which supersedes the Company’s 2012 Stock Incentive Plan. The Plan allows the Board of Directors (the “Board”) to grant non-qualified stock options or restricted stock to employees, directors, or consultants. The vesting schedule for options or restricted stock units and the term of the options are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the Plan is 650,000. There were 450,800 options granted under the 2012 and prior plans outstanding as of June 30, 2016 and 2015, respectively. There were 163,500 options issued under the 2014 Plan and 149,000 outstanding as of June 30, 2016. There were 458,140 available for grant under the 2014 Plan as of June 30, 2016.

The Company recognizes compensation expense related to share-based payment transactions in the financial statements based on the estimated fair value of the award issued. The fair value of each option is estimated using the Black-Scholes pricing model at the time of award grant. The Company estimates the expected life of options based on the expected holding period by the option holder. The risk-free interest rate is based upon observed U.S. Treasury interest rates for the expected term of the options. The Company makes assumptions with respect to expected stock price volatility based upon the volatility of its stock price. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipient.

Share-based compensation expense for the years ended June 30, 2016 and 2015 was approximately $223,000 and $110,000, respectively.

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2016	2015
Risk-free interest rate	1.40-1.92%	2.5%
Expected term (years)	6	10
Expected volatility	89.3-93.1%	57.0%

The following table presents employee option activity for the years ended June 30, 2016 and 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2014	370,800	$1.91	$3.11	5.32
Granted	80,000	0.95	1.40	—
Options outstanding at June 30, 2015	450,800	1.74	2.80	5.15

Granted	163,500	1.55	2.05	—
Canceled or Forfeited	(14,500)	1.37	1.80	—

Options outstanding at June 30, 2016	599,800	1.70	2.62	5.38
Options exercisable at June 30, 2016	467,135	1.75	2.79	4.38

There were no options exercised during the years ended June 30, 2016 and 2015.

At June 30, 2016, the Company had approximately $113,000 of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of options outstanding was $741,838 and options exercisable was $498,682 at June 30, 2016.

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

Warrants issued with convertible debt: In years prior to fiscal 2010, the Company issued convertible notes payable to certain individual creditors. In conjunction with the issuance of these convertible notes, creditors also received warrants to purchase common stock at an exercise price of $3.00 per share. The Company had approximately 44,000 warrants that were outstanding and exercisable at an exercise price of $3.00 per share which expired in September 2015. At June 30, 2016, there were no warrants outstanding and there were none exercised during the years ended June 30, 2016 and 2015.

Restricted stock: The 2014 plan permits the Compensation Committee of the Board to grant other stock-based awards. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the year ended June 30, 2016, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $1.80 per share. During the years ended June 30, 2016 and 2015, the Company issued restricted stock awards to directors totaling 23,255 and 19,605 shares of common stock, respectively, with a vesting term of six months and a fair value of $2.15 and $2.55 per share, respectively. Restricted stock transactions during the years ended June 30, 2016 and 2015 are summarized as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at June 30, 2014	—	—
Granted	19,605	$2.55
Vested	19,605	$2.55
Outstanding at June 30, 2015	—	—
Granted	53,255	$1.95
Vested	(33,256)	$2.04
Outstanding at June 30, 2016	19,999	$1.80

Note 8.          Income Taxes

Components of the provision for income taxes for the years ended June 30, 2016 and 2015 were as follows:

	Years Ended June 30,
	2016	2015
Current	$1,173,000	$132,000
Deferred	(343,000)	—
Total	$830,000	$132,000

The total income tax (benefit) expense differed from the expected tax (benefit) expense, computed by applying the federal statutory rate to the Company’s income (loss) before income taxes, as follows:

	Years Ended June 30,
	2016	2015
Tax expense (benefit) at statutory federal rate	$1,034,000	$416,000
State income tax expense (benefit), net of federal tax effect	105,000	46,000
Change in valuation allowance on deferred tax assets	(308,000)	(419,000)
Other permanent items	(1,000)	89,000
Income tax expense	$830,000	$132,000

The effective tax rates for the years ended June 30, 2016 and 2015 were 27.3% and 10.8%, respectively. For the year ended June 30, 2016, the Company recorded an income tax expense of $830,000. This amount included a current tax expense of $1,179,000, a deferred benefit of $55,000 and a discrete tax benefit of $294,000, due primarily to the Company’s release of the full valuation allowance against all of its net U.S. net federal and state deferred tax assets during the year. For the year ended June 30, 2015, the Company recorded a current income tax expense of $132,000. The Company’s tax expense was affected by the full valuation allowance against all of its net U.S. federal and state deferred tax assets. A valuation allowance of $0 and $308,000 was recorded against the net deferred tax asset balances as of June 30, 2016 and 2015, respectively.

The significant components of deferred income taxes were as follows:

	June 30,
	2016	2015
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable	$154,000	$179,000
Accrued liabilities	282,000	281,000
Property and equipment	(518,000)	(549,000)
Finite-life intangible assets	(17,000)	(18,000)
Stock options	326,000	306,000
Tax credits and net operating loss carryforwards	43,000	53,000
Other	73,000	56,000
Valuation allowance on deferred taxes	—	(308,000)
Net deferred tax assets	$343,000	$—

As of June 30, 2016, the Company has state net operating loss carryforwards of $6,000 which, if unused, will expire in years 2033 and 2034. The Company has state tax credit carryforwards of $37,000 and which if unused, will expire in years 2028 and 2029.

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

Based on the evaluation of these factors the Company evaluated all positive and negative evidence, as described above, in determining if the valuation allowance is fairly stated. At December 31, 2015, the Company determined that, based on the profitability it had achieved, historical cumulative profits and estimates of future income, there was sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweigh the negative evidence. The full valuation allowance was released, which resulted in the recognition of $288,000 in net deferred tax assets and a decrease in income tax expense for the year ended June 30, 2016.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The Company does not believe there will be significant changes to the estimates in the next 12 month period. Due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from The Company’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Changes in the Company’s unrecognized tax benefits were approximately as follows:

	Years Ended June 30,
	2016	2015
Beginning balance of unrecognized tax benefits	$38,000	$40,000
Lapse of statute of limitations	(6,000)	(2,000)
Ending balance of unrecognized tax benefits	$32,000	$38,000

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2016 and 2015, the amount of recognized interest expense, net of tax benefit, and accrued interest on a gross basis was insignificant. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to fiscal 2013 are no longer open to federal, state and local examination by taxing authorities.

Note 9.          Commitments and Contingencies and Subsequent Events

Operating leases: The Company has four leases for office and warehouse space which require monthly payments that include base rent and the Company’s share of common expenses, including property taxes. These leases have escalating payments ranging from approximately $3,700 to $9,900 per month and expire through June 2019. The Company has a lease for office equipment that requires payments of approximately $1,500 per month through December 2021. The Company also had certain financing arrangements to lease vehicles under 24 to 48 month operating leases through December 31, 2015. Rent expense for the years ended June 30, 2016 and 2015, was approximately $164,000 and $225,000, respectively.

Approximate future minimum operating lease payments as of June 30, 2016, were as follows:

Year ending June 30:
2017	$171,000
2018	126,000
2019	137,000
2020	17,000
2021	9,000
Total	$460,000

Litigation: The Company may occasionally be party to actions, proceedings, claims or disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims, and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have at least 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for the years ended June 30, 2016 and 2015, were approximately $195,000 and $165,000, respectively.

Employment Agreements: The Company has entered into Employment Agreements with its President and Chief Executive Officer and its Chief Financial Officer. These agreements provide the officers with, among other things, one year of base salary upon a termination without cause or in the event the employee resigns for good reason or within six months of a change in control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, management has concluded that, as of June 30, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The additional information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Compliance With Section 16(a) of the Exchange Act,” and “Security Ownership of Principal Shareholders, Directors and Management” in our definitive proxy statement for our Fiscal 2017 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Personnel and Compensation Committee” in our definitive proxy statement for our Fiscal 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Principal Shareholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Fiscal 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Certain Transactions and Business Relationships” in our definitive proxy statement for our Fiscal 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the section labeled “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm – Audit Fees” in our definitive proxy statement for our Fiscal 2017 Annual Meeting of Shareholders.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of June 30, 2016 and 2015

•	Statements of Operations for the years ended June 30, 2016 and 2015

•	Statements of Shareholders’ Equity for the years ended June 30, 2016 and 2015

•	Statements of Cash Flows for the years ended June 30, 2016 and 2015

•	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

(3)	Exhibits. See the Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: September 6, 2016	By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathleen S. Skarvan	President, Chief Executive Officer and Director	September 6, 2016
Kathleen S. Skarvan	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	September 6, 2016
Jeremy T. Brock	(principal financial and accounting officer)

*	Chairman and Director	September 6, 2016
Stephen H. Craney

*	Director	September 6, 2016
William V. Eckles

*	Director	September 6, 2016
Stan K. Erickson

*	Director	September 6, 2016
Lee A. Jones

*	Vice Chairman and Director	September 6, 2016
George H. Winn

*	The undersigned, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
Attorney-in-Fact

EXHIBIT INDEX
ELECTROMED, INC.
FORM 10-K

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
10.1	Form of warrant issued to investors (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, filed May 3, 2010 (Reg. No. 333-166470))	Incorporated by Reference
10.2	Form of warrant issued to employees and service providers (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed May 3, 2010 (Reg. No. 333-166470))	Incorporated by Reference
10.3	Form of warrant issued in connection with issuance of 7% Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed May 3, 2010 (Reg. No. 333-166470))	Incorporated by Reference
10.4	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2011)*	Incorporated by Reference
10.5	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)*	Incorporated by Reference
10.6	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference
10.7	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference
10.8	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference
10.9	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference
10.10	Form of Restricted Stock Unit Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed November 24, 2014)*	Incorporated by Reference
10.11	Non-Competition, Non-Solicitation and Confidentiality Agreement with Kathleen Skarvan dated effective December 1, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2012)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.12	Non-Competition, Non-Solicitation, and Confidentiality Agreement with Jeremy Brock dated as of October 18, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 19, 2011)*	Incorporated by Reference
10.13	Amended and Restated Employment Agreement with Kathleen Skarvan dated as of July 1, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2014)*	Incorporated by Reference
10.14	Amended and Restated Employment Agreement with Jeremy Brock dated as of July 1, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2014)*	Incorporated by Reference
10.15	Mediated Settlement Agreement with Robert D. Hansen dated September 6, 2013 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended June 30, 2013)	Incorporated by Reference
10.16	Settlement Agreement and Release with Eileen M. Manning dated September 23, 2013 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2013)	Incorporated by Reference
10.17	Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2015)	Incorporated by Reference
10.18	Rider to Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 10, 2015)	Incorporated by Reference
10.19	Change in Terms Agreement with Venture Bank, dated December 18, 2015 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 10, 2015)	Incorporated by Reference
10.20	Description of Fiscal Year 2016 Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

*	Management compensatory contract or arrangement.