Form 10-Q
period 2016-09-30
Electromed, Inc.
filed 2016-11-08
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,217,112 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 4, 2016.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
Assets
Current Assets
Cash	$3,824,012	$5,123,355
Accounts receivable (net of allowances for doubtful accounts of $45,000)	8,043,565	7,611,437
Inventories	2,606,134	2,480,443
Prepaid expenses and other current assets	497,412	412,856
Income tax receivable	134,396	192,685
Total current assets	15,105,519	15,820,776
Property and equipment, net	3,243,775	3,375,189
Finite-life intangible assets, net	894,853	904,033
Other assets	117,372	134,519
Deferred income taxes	343,000	343,000
Total assets	$19,704,519	$20,577,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$44,961	$46,309
Accounts payable	425,015	589,225
Accrued compensation	523,876	1,489,798
Warranty reserve	660,000	660,000
Other accrued liabilities	255,502	287,194
Total current liabilities	1,909,354	3,072,526
Long-term debt, less current maturities and net of debt issuance costs	1,136,189	1,146,395
Total liabilities	3,045,543	4,218,921

Commitments and Contingencies

Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,217,112 and 8,187,112 issued and outstanding at September 30, 2016 and June 30, 2016, respectively	82,171	81,871
Additional paid-in capital	13,658,459	13,549,551
Retained earnings	2,918,346	2,727,174
Total shareholders’ equity	16,658,976	16,358,596
Total liabilities and shareholders’ equity	$19,704,519	$20,577,517

See Notes to Condensed Financial Statements.

1

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2016	2015
Net revenues	$5,545,363	$5,001,188
Cost of revenues	1,217,736	1,141,758
Gross profit	4,327,627	3,859,430

Operating expenses
Selling, general and administrative	3,687,908	3,232,719
Research and development	350,840	41,543
Total operating expenses	4,038,748	3,274,262
Operating income	288,879	585,168

Interest expense, net of interest income of $3,366 and $624 respectively	16,707	20,206
Net income before income taxes	272,172	564,962

Income tax expense	(81,000)	(224,000)
Net income	$191,172	$340,962

Income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted-average common shares outstanding:
Basic	8,167,112	8,133,857
Diluted	8,452,780	8,173,684

See Notes to Condensed Financial Statements.

2

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$191,172	$340,962
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	155,781	154,849
Amortization of finite-life intangible assets	30,674	30,674
Amortization of debt issuance costs	4,344	4,664
Share-based compensation expense	109,208	39,149
Loss on disposal of property and equipment and intangible assets	–	24,965
Changes in operating assets and liabilities:
Accounts receivable	(432,128)	61,514
Inventories	(100,596)	(67,144)
Prepaid expenses and other assets	(12,500)	(106,930)
Accounts payable and accrued liabilities	(1,161,824)	(171,273)
Net cash provided (used) by operating activities	(1,215,869)	311,430

Cash Flows From Investing Activities
Expenditures for property and equipment	(49,462)	(101,006)
Expenditures for finite-life intangible assets	(21,494)	(13,829)
Net cash used in investing activities	(70,956)	(114,835)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(12,518)	(11,858)
Net increase (decrease) in cash	(1,299,343)	184,737
Cash
Beginning of period	5,123,355	3,598,240
End of period	$3,824,012	$3,782,977

See Notes to Condensed Financial Statements.

3

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.           Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $67,000 and $120,000 for the three months ended September 30, 2016 and 2015, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles “GAAP” for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“fiscal 2016”).

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 196,500 for the three months ended September 30, 2016 and 449,300 for the three months ended September 30, 2015.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace ASC Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. In August 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-14 which delayed the effective date of the new revenue recognition guidance by one year. The updated guidance will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within that year. The Company is evaluating the impact of this standard on its financial statements.

In April 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard became effective on July 1, 2016 for the Company and requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The Company adopted this guidance retrospectively effective as of July 1, 2016. As a result, the Company presented $10,000 of unamortized debt issuance costs that had been included in “Other assets” on its condensed balance sheet as of June 30, 2016 as a direct deduction from the carrying amounts of the related long-term debt liability.

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

In March 2016, FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU will be effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods, with earlier application permitted.  The Company is evaluating the impact of the standard on its financial statements.

Reclassifications: Certain items in the Company’s financial statements for fiscal 2016 have been reclassified to be consistent with the classifications adopted for the Company’s fiscal quarter ended September 30, 2016. The fiscal 2016 reclassifications had no impact on previously reported net income or equity.

Note 2.           Inventories

The components of inventory were approximately as follows:

	September 30, 2016	June 30, 2016
Parts inventory	$1,848,000	$1,615,000
Work in process	71,000	165,000
Finished goods	847,000	850,000
Less: Reserve for obsolescence	(160,000)	(150,000)
Total	$2,606,000	$2,480,000

Note 3.           Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. There were no abandonments of domestic or foreign patents that occurred during the three months ended September 30, 2016. During the year ended June 30, 2016, the Company abandoned certain domestic and foreign patents with net values of approximately $18,000 which were included as an expense in selling, general and administrative expense on the statements of operations. The patents covered technology that management considered outdated and was no longer in use. Accumulated amortization was $851,000 and $820,000 at September 30, 2016 and June 30, 2016, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2016	Fiscal Year Ended June 30, 2016
Balance, beginning	$904,000	$1,000,000
Additions	22,000	45,000
Abandonments	–	(18,000)
Amortization expense	(31,000)	(123,000)
Balance, ending	$895,000	$904,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2016	Fiscal Year Ended June 30, 2016
Beginning warranty reserve	$660,000	$660,000
Accrual for products sold	33,000	152,000
Expenditures and costs incurred for warranty claims	(33,000)	(152,000)
Ending warranty reserve	$660,000	$660,000

Note 5.           Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $81,000 and the effective tax rate was 29.8% for the three months ended September 30, 2016. Income tax expense for the three months ended September 30, 2016 included a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitation on uncertain tax positions, which reduced the effective tax rate for the current quarter by 8.0%.

For the three months ended September 30, 2015, the Company recorded income tax expense of $224,000, which represented an effective tax rate of 39.4%.  As income is earned the Company’s net operating loss carryforwards are applied to reduce taxable income to zero. Accordingly, the application of the net operating losses to reduce taxable income reduces the Company’s gross deferred tax assets.  This reduction of the Company’s gross deferred tax assets will cause a corresponding decrease in respective valuation allowance. As of fiscal year end 2015, the Company’s net operating loss carryforwards available to offset future taxable income were zero. For the three months ended September 30, 2015, the Company recorded an income tax expense of $224,000 and the decrease in its deferred tax assets and corresponding reduction in its deferred tax asset valuation allowance was zero.

During fiscal 2015, the Company released the full valuation allowance against all of its net US federal and state deferred tax assets.

Note 6.           Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2015, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2016 or June 30, 2016. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (3.50% at September 30, 2016) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2016, if not renewed. At September 30, 2016, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,189,000 at September 30, 2016 and $1,200,000 as of June 30, 2016. The unamortized debt issuance cost associated with this debt was approximately $9,000 and $10,000 as of September 30, 2016 and June 30, 2016, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7.           Stock-Based Compensation

The Company recorded approximately $109,000, and $39,000 of compensation expense related to current and past grants of stock options and restricted stock for the three months ended September 30, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense. As of September 30, 2016, approximately $503,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30, 2016	Fiscal Year Ended June 30, 2016
Risk-free interest rate	1.14-1.27%	1.40-1.92%
Expected term (years)	6	6
Expected volatility	100.5-105.8%	89.3-93.1%

Stock Options

The Company issued 176,500 stock options pursuant to its 2014 Stock Compensation Plan during the three months ended September 30, 2016. Stock option transactions during the three months ended September 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	599,800	$2.62
Granted	176,500	$3.91
Exercised	–	–
Cancelled or Forfeited	–	–
Outstanding at September 30, 2016	776,300	$2.92

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2016, the weighted average remaining contractual term for all outstanding stock options was 6.18 years and their aggregate intrinsic value was approximately $1,303,000. Outstanding at September 30, 2016 were 776,300 stock options issued to employees, of which approximately 467,000 were exercisable and had an aggregate intrinsic value of approximately $840,000.

Restricted Stock

The Company’s 2014 Stock Compensation Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the three months ended September 30, 2016, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $3.82 per share, which represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the three months ended September 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at June 30, 2016	19,999	$1.80
Granted	30,000	$3.82
Vested	–	–
Forfeited	–	–
Unvested at September 30, 2016	49,999	$3.01

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, or “fiscal 2016.”

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the condensed financial statements in this report, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2016.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements, including the condensed financial statements in this report, include: revenue recognition and the estimation of selling price adjustments, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and warranty liability.

Results of Operations

Revenues

Revenue for the three month periods are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
Total Revenue	$5,545	$5,001	$544	10.9%
Home Care Revenue	5,132	4,486	645	14.4%
Institutional Revenue	346	395	(49)	(12.4)%
International Revenue	67	120	(53)	(44.2)%

Home Care Revenue. Home care revenue for the three months ended September 30, 2016 was approximately $5,132,000, an increase of approximately $645,000, or 14.4%, compared to the same period in fiscal 2016. The increase in revenue was primarily due to the average rate of reimbursement per approval in the quarter compared to the same quarter in the prior year. During the quarter we also had an increase in referrals primarily due to an increase in the number of referrals per direct sales employee. Additionally, we had an increase in approvals from third-party payers as a result of continued improvements in our reimbursement operations, including new third-party payer contracts and process improvements leading to higher average selling price, greater referral to approval percentage, and faster approval cycle times.

Institutional Revenue. Institutional revenue for the three months ended September 30, 2016 was approximately $346,000, a decrease of approximately $49,000, or 12.4%, compared to the same period in fiscal 2016. The decrease in revenue for the three months ended September 30, 2016 was primarily due to fewer devices sold compared to the same period in the prior year, partially offset by an increase in sales of single patient use garments. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended September 30, 2016 was approximately $67,000, representing a decrease of approximately $53,000, or 44.2%, compared to the same period in fiscal 2016. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $4,328,000, or 78.1% of net revenues, for the three months ended September 30, 2016, from approximately $3,859,000, or 77.2% of net revenues, in the same period in fiscal 2016. The increase in gross profit resulted from increases in domestic home care revenues, a higher average selling price per unit, and a decrease in our manufacturing costs of the SmartVest SQL as compared to the prior fiscal year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $3,688,000 for the three months ended September 30, 2016, representing an increase of approximately $455,000, or 14.1%, compared to the same period in the prior year.

Payroll and compensation-related expenses were approximately $2,036,000 for the three months ended September 30, 2016, representing an increase of approximately $282,000, or 16.1%, compared to the same period in the prior year. The increase in fiscal 2017 was due to additional higher compensated employees and replacing certain employees at a higher salary in our sales and administrative departments, higher share-based equity compensation expense, additional sales incentives on higher revenue and annual salary increases.

Professional fees for the three months ended September 30, 2016 were approximately $346,000, an increase of approximately $71,000, or 25.8%, compared to the same period in the prior year. These fees were for services related to consulting fees, legal costs, reporting requirements, information technology (“IT”) security and backup, investor relations, and printing and other shareowner services. The increase in professional fees was primarily due to an increase in consulting fees associated with sales training, an increase in investor relations costs and an increase in temporary labor costs.

Travel, meals and entertainment expenses were approximately $419,000 for the three months ended September 30, 2016, representing an increase of approximately $61,000, or 17.0%, compared to the same period in the prior year. The increase was due primarily to additional sales personnel and an overall increase in meals and entertainment expense per salesperson.

In addition, SG&A expenses did not include medical device excise tax for the three months ended September 30, 2016, representing a decrease of approximately $66,000 compared to the same period in the prior year. Beginning with the third quarter of fiscal 2016, we realized a positive impact to operating profit with the Federal Consolidated Appropriations Act, 2016, which included a two-year moratorium on the U.S. Federal medical device excise tax that began January 1, 2016.

Research and development expenses. Research and development (“R&D”) expenses were approximately $351,000 for the three months ended September 30, 2016, representing an increase of approximately $309,000 compared to the same period in the prior year. We are developing a new wireless connectivity feature for our HFCWO device that will allow data connection between physicians and patients. We believe this innovation will strengthen our patient and clinician partnerships, leading to greater therapy adherence and improved quality of life for individuals with compromised pulmonary function. We expect to launch prior to the end of FY 2017 and expect R&D expenses to remain at a higher rate over the next several quarters. Research and development expenses for the three months ended September 30, 2016 were 6.3% of revenue, compared to 0.8% of revenue for the three month period in the prior year.

Interest expense

Interest expense, net, was approximately $17,000 for the three months ended September 30, 2016 compared to $20,000 in the same period of the prior year. The decrease in net interest expense was due primarily to higher interest income recognized in comparison to the prior year.

Income tax expense

Income tax expense was estimated at approximately $81,000 and the effective tax rate was 29.8% for the three months ended September 30, 2016, compared to $224,000 and an effective rate of 39.4% in the same period in the prior year. Income tax expense for the three months ended September 30, 2016 included a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitation on uncertain tax positions, which reduced the effective tax rate for the current quarter by 8.0%.

Net income

Net income for the three months ended September 30, 2016 was approximately $191,000, compared to net income of approximately $341,000 for the same period in the prior year. The decrease in net income was the result of additional SG&A expenses along with increased R&D expenses partially offset by higher homecare revenues and lower cost of sales.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2016, net cash used by operating activities was approximately $1,216,000. Cash flow used in operating activities consisted of a decrease in accounts payable and accrued liabilities of $1,162,000, an increase in accounts receivable of $432,000, an increase in inventories of $100,000 and an increase in prepaid expenses and other assets of $13,000. These uses in operating cash flow were partially offset by cash flow provided by operating activities consisting of approximately $191,000 in net income and net non-cash expenses of approximately $300,000. The decrease in accounts payable and accrued liabilities was driven primarily by employee incentive payments which were accrued for in fiscal 2016 and paid during the three months ended September 30, 2016.

For the three months ended September 30, 2015, net cash provided by operating activities was approximately $307,000. Cash flows provided by operations consisted of approximately $341,000 in net income, non-cash expenses of approximately $250,000 and a decrease in accounts receivable of approximately $62,000. This was offset by an increase in inventories and prepaid expenses and other assets of approximately $67,000 and $107,000, respectively, and in decrease in accounts payable and accrued liabilities of approximately $171,000.

Cash Flows from Investing Activities

For the three months ended September 30, 2016, cash used in investing activities was approximately $71,000. Cash used in investing activities consisted of approximately $49,000 in expenditures for property and equipment and $22,000 in payments for patent costs.

For the three months ended September 30, 2015, cash used in investing activities was approximately $115,000. Cash used in investing activities consisted of approximately $101,000 in expenditures for property and equipment and $14,000 in payments for patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2016, cash used in financing activities was approximately $13,000, which consisted of principal payments on long-term debt.

For the three months ended September 30, 2015, cash used in financing activities was approximately $12,000, which consisted of principal payments on long-term debt.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $13,196,000 as of September 30, 2016 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2015, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2016, if not renewed. At September 30, 2016, the maximum $2,500,000 was available under the credit facility and the applicable interest rate (the prime rate) was 3.50%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

The term loan had an outstanding principal balance of approximately $1,189,000 at September 30, 2016 and was $1,202,000 as of June 30, 2016. The unamortized debt issuance cost associated with this debt was approximately $9,000 and $10,000 as of September 30, 2016 and June 30, 2016, respectively. The term loan bears interest at 5.00%, with monthly payments of principal and interest of approximately $8,600 and a final payment of principal and interest of approximately $1,090,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of September 30, 2016.

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

For the three months ended September 30, 2016 and 2015, we spent approximately $49,000 and $101,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: our business strategy, including our intended level of investment in research and development and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; our business strengths and competitive advantages; our plans and expectations with respect to international sales growth; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K and subsequent reports we file with the SEC. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date:	November 8, 2016	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date:	November 8, 2016	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
10.1	Description of Fiscal Year 2017 Officer Bonus Plan*	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically

*     Management compensatory contract or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.