Form 10-Q
period 2016-12-31
Electromed, Inc.
filed 2017-02-07
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,230,167 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 3, 2017.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets
Current Assets
Cash	$4,821,504	$5,123,355
Accounts receivable (net of allowances for doubtful accounts of $45,000)	8,284,895	7,611,437
Inventories	2,570,850	2,480,443
Prepaid expenses and other current assets	425,855	419,616
Income tax receivable	2,896	192,685
Total current assets	16,106,000	15,827,536
Property and equipment, net	3,381,803	3,375,189
Finite-life intangible assets, net	776,091	904,033
Other assets	112,058	127,759
Deferred income taxes	330,000	343,000
Total assets	$20,705,952	$20,577,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$49,720	$46,309
Accounts payable	466,863	589,225
Accrued compensation	724,504	1,489,798
Warranty reserve	660,000	660,000
Other accrued liabilities	455,747	287,194
Total current liabilities	2,356,834	3,072,526
Long-term debt, less current maturities and net of debt issuance costs	1,120,856	1,146,395
Total liabilities	3,477,690	4,218,921

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,230,167 and
8,187,112 issued and outstanding at December 31, 2016 and June 30, 2016,	82,302	81,871
respectively
Additional paid-in capital	13,783,754	13,549,551
Retained earnings	3,362,206	2,727,174
Total shareholders’ equity	17,228,262	16,358,596
Total liabilities and shareholders’ equity	$20,705,952	$20,577,517

See Notes to Condensed Financial Statements.

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Net revenues	$6,372,243	$6,262,106	$11,917,606	$11,263,295
Cost of revenues	1,445,786	1,363,509	2,663,522	2,505,268
Gross profit	4,926,457	4,898,597	9,254,084	8,758,027

Operating expenses
Selling, general and administrative	4,096,197	3,591,934	7,784,107	6,824,653
Research and development	100,801	57,090	451,641	98,634
Total operating expenses	4,196,998	3,649,024	8,235,748	6,923,287
Operating income	729,459	1,249,573	1,018,336	1,834,740

Interest expense, net of interest income of $3,603, $2,924, $6,969 and $3,548 respectively	15,598	17,880	32,304	38,086
Net income before income taxes	713,861	1,231,693	986,032	1,796,654

Income tax expense	(270,000)	(164,000)	(351,000)	(388,000)
Net income	$443,861	$1,067,693	$635,032	$1,408,654

Income per share:
Basic	$0.05	$0.13	$0.08	$0.17
Diluted	$0.05	$0.13	$0.08	$0.17

Weighted-average common shares outstanding:
Basic	8,167,112	8,133,857	8,167,112	8,133,857
Diluted	8,426,996	8,195,389	8,440,698	8,185,196

See Notes to Condensed Financial Statements.

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$635,032	$1,408,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	312,075	307,778
Amortization of finite-life intangible assets	60,963	61,272
Amortization of debt issuance costs	9,216	9,327
Share-based compensation expense	234,634	109,164
Deferred taxes	13,000	(288,000)
Loss on disposal of property and equipment	–	17,117
Loss on disposal of intangible assets	111,497	7,848
Changes in operating assets and liabilities:
Accounts receivable	(673,458)	(384,562)
Inventories	(53,894)	(290,582)
Prepaid expenses and other assets	196,835	57,843
Accounts payable and accrued liabilities	(807,188)	151,127
Net cash provided by operating activities	38,712	1,166,986

Cash Flows From Investing Activities
Expenditures for property and equipment	(267,117)	(181,290)
Expenditures for finite-life intangible assets	(44,518)	(17,790)
Net cash used in investing activities	(311,635)	(199,080)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(24,056)	(24,046)
Payment of deferred financing fees	(4,872)	(13,520)
Net cash used in financing activities	(28,928)	(37,566)
Net increase (decrease) in cash	(301,851)	930,340
Cash
Beginning of period	5,123,355	3,598,240
End of period	$4,821,504	$4,528,580

See Notes to Condensed Financial Statements.

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.          Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $332,000 and $352,000 for the six months ended December 31, 2016 and 2015, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“fiscal 2016”).

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 196,500 for the three and six months ended December 31, 2016 and 305,800 for the three and six months ended December 31, 2015.

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

In February 2016, FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect the standard will have on its financial statements.

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

Reclassifications: Certain items in the Company’s financial statements for fiscal 2016 have been reclassified to be consistent with the classifications adopted for the Company’s fiscal quarter ended December 31, 2016. The fiscal 2016 reclassifications are specific to the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and had no impact on previously reported net income or equity.

Note 2.          Inventories

The components of inventory were approximately as follows:

	December 31, 2016	June 30, 2016
Parts inventory	$1,877,000	$1,615,000
Work in process	149,000	165,000
Finished goods	705,000	850,000
Less: Reserve for obsolescence	(160,000)	(150,000)
Total	$2,571,000	$2,480,000

Note 3.          Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the six months ended December 31, 2016 and the year ended June 30, 2016, the Company abandoned certain domestic and foreign patents with net values of approximately $111,000 and $18,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. The majority of the pending patents, that were abandoned, related to the initial development of our SQL SmartVest technology and during a review of the Company’s patent portfolio it was determined that certain patents proved redundant to a subsequent SQL patent filing and were therefore abandoned. A smaller portion of expense was related to patents that covered technology that management considered outdated, and was no longer in use. Accumulated amortization was $789,000 and $820,000 at December 31, 2016 and June 30, 2016, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	December 31, 2016	June 30, 2016
Balance, beginning	$904,000	$1,000,000
Additions	45,000	45,000
Abandonments	(112,000)	(18,000)
Amortization expense	(61,000)	(123,000)
Balance, ending	$776,000	$904,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended	Fiscal Year Ended
	December 31, 2016	June 30, 2016
Beginning warranty reserve	$660,000	$660,000
Accrual for products sold	70,000	152,000
Expenditures and costs incurred for warranty claims	(70,000)	(152,000)
Ending warranty reserve	$660,000	$660,000

Note 5.          Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $351,000 and the effective tax rate was 35.6% for the six months ended December 31, 2016. Estimated income tax expense for the six months ended December 31, 2016 includes a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitation on uncertain tax positions, which reduced the effective tax rate by 2.2% for that period.

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

Note 6.          Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2016, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2016 or June 30, 2016. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (3.75% at December 31, 2016) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2017, if not renewed. At December 31, 2016, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,178,000 at December 31, 2016 and $1,200,000 as of June 30, 2016. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $8,000 and $10,000 as of December 31, 2016 and June 30, 2016, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7.          Stock-Based Compensation

The Company recorded approximately $235,000 and $109,000 of compensation expense related to current and past grants of stock options and restricted stock for the six months ended December 31, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense. As of December 31, 2016, approximately $537,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 1.2 years.

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

The following assumptions were used to estimate the fair value of options granted:

	Six Months Ended December 31, 2016	Fiscal Year Ended June 30, 2016
Risk-free interest rate	1.14% - 1.27%	1.40% - 1.92%
Expected term (years)	6	6
Expected volatility	100.5% - 105.8%	89.3% - 93.1%

Stock Options

The Company issued 176,500 stock options pursuant to its 2014 Stock Compensation Plan during the six months ended December 31, 2016. Stock option transactions during the six months ended December 31, 2016 are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price per Share
Outstanding at June 30, 2016	599,800	$2.62
Granted	176,500	$3.91
Exercised	–	–
Cancelled or Forfeited	–	–
Outstanding at December 31, 2016	776,300	$2.92

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2016, the weighted average remaining contractual term for all outstanding stock options was 5.93 years and their aggregate intrinsic value was approximately $763,000. Outstanding at December 31, 2016 were 776,300 stock options issued to employees, of which approximately 467,000 were exercisable and had an aggregate intrinsic value of approximately $508,000.

Restricted Stock

The Company’s 2014 Stock Compensation Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the six months ended December 31, 2016, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $3.82 per share and to directors totaling 13,055 shares of common stock, with a vesting term of six months and a fair value of $3.83 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the six months ended December 31, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares at June 30, 2016	19,999	$1.80
Granted	43,055	$3.82
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2016	63,054	$3.18

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

Results of Operations

Revenues

Revenue for the three and six-month periods ended December 31, 2016 and 2015 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended				Six Months Ended
	December 31,		Increase		December 31,		Increase (Decrease)
	2016	2015			2016	2015
Total Revenue	$6,372	$6,262	$110	1.8%	$11,918	$11,263	$655	5.8%
Home Care Revenue	5,502	5,501	1	0.0%	10,635	9,987	648	6.5%
Institutional Revenue	605	529	76	14.4%	951	924	27	2.9%
International Revenue	265	232	33	14.2%	332	352	(20)	(5.7%)

Home Care Revenue. Home care revenue for the three months ended December 31, 2016 was approximately $5,502,000, an increase of approximately $1,000 compared to the same period in fiscal 2015. For the six months ended December 31, 2016, home care revenue was approximately $10,635,000, an increase of approximately $648,000, or 6.5%, compared to the same periods in fiscal 2015. During the three months ended December 31, 2016, home care revenue was negatively impacted by the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000. The repayment resulted from the state Medicaid program’s reinterpretation of its reimbursement process and a reduction in its allowable payments. We believe that the repayment is a one-time event and is not reflective of other state Medicaid reimbursement processes. During the three months ended December 31, 2015, home care revenue benefited by approximately $250,000 from processing a backlog of referrals from the prior fiscal year in a certain state. The backlog accumulated while we reapplied for a state home medical equipment license until we met a newly imposed requirement to have an approved in-state presence. The license was reinstated in October 2015.

After taking into consideration the negative impact of the retroactive repayment during the three months ended December 31, 2016, and the favorable impact of the processing of backlogged referrals during the three months ended December 31, 2015, home care revenue for the three months ended December 31, 2016 increased primarily due to increases in both approvals and referrals. The increase in referrals was predominately due to growth in the number of field sales employees and a higher referral per field sales employee as compared to the comparable prior year period. The increase in home care revenue for the six months ended December 31, 2016 was primarily due to an increase in the average rate of reimbursement per approval and increases in approvals and referrals. The increase in referrals was primarily due to growth in the number of field sales employees as compared to the comparable prior year period.

Institutional Revenue. Institutional revenue for the three and six months ended December 31, 2016 was approximately $605,000 and $951,000, respectively, representing an increase of approximately $76,000 and $27,000, or 14.4% and 2.9%, compared to the same periods in fiscal 2015. The increase in revenue for the three months ended December 31, 2016 was primarily due a higher average selling price for devices sold compared to the same period in the prior year. The increase in revenue for the six months ended December 31, 2016 was due to an increase in sales of single patient use garments, partially offset by a decrease in the number of units sold compared to the same period in the prior year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended December 31, 2016 was approximately $265,000, representing an increase of approximately $33,000, or 14.2%, compared to the same period in fiscal 2015. For the six months ended December 31, 2016, international revenue was approximately $332,000, a decrease of approximately $20,000, or 5.7%, from the same period in fiscal 2015. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $4,926,000, or 77.3% of net revenues, for the three months ended December 31, 2016, from approximately $4,899,000, or 78.2% of net revenues, in the same period in fiscal 2015. Gross profit increased to approximately $9,254,000, or 77.7% of net revenues, for the six months ended December 31, 2016, from approximately $8,758,000, or 77.8% of net revenues, in the same period in fiscal 2015. The increase in gross profit dollars resulted from increases in domestic home care revenues and a decrease in our manufacturing costs of the SmartVest SQL as compared to the prior fiscal year. The increases in gross profit were partially offset by a charge recognized during the three and six months ended December 31, 2016 related to the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $4,096,000 and $7,784,000 for the three and six months ended December 31, 2016, respectively, representing an increase of approximately $504,000 and $959,000, or 14.0% and 14.1%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $2,350,000 and $4,387,000 for the three and six months ended December 31, 2016, respectively, representing an increase of approximately $247,000 and $530,000, or 11.7% and 13.7%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to additional employees in sales and administration, additional sales incentives on higher revenue, higher share-based equity compensation expense, annual salary increases and the replacement of certain employees at increased salaries in our sales department, which were partially offset by lower management bonus accruals.

Professional fees for the three and six months ended December 31, 2016 were approximately $325,000 and $672,000, respectively, an increase of approximately $48,000 and $120,000, or 17.3% and 21.7%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) security and backup, and consulting fees for sales training. The increase in professional fees was primarily due to increases in consulting fees associated with sales training and investor relations costs.

Recruiting fees for the three and six months ended December 31, 2016 were approximately $87,000 and $158,000, respectively, an increase of approximately $35,000 and $72,000, or 67.3% and 83.7%, respectively, compared to the same period in the prior year. The increase in recruiting fees was due primarily to adding more employees in sales and administrative roles as compared to the prior year.

Travel, meals and entertainment expenses were approximately $398,000 and $817,000 for the three and six months ended December 31, 2016, respectively, representing an increase of approximately $63,000 and $125,000, or 18.8% and 18.1%, respectively, compared to the same periods in the prior year. The increase was due primarily to additional sales personnel.

SG&A expenses included a loss on the abandonment of certain domestic and foreign patents with net values of approximately $111,000 during both the three and six months ended December 31, 2016 as compared to zero and $8,000 recognized during the three and six months ended December 31, 2015, respectively.

In addition, SG&A expenses did not include medical device excise tax for the three and six months ended December 31, 2016, representing a decrease of approximately $66,000 and $132,000, respectively, compared to the same periods in the prior year. Beginning with the third quarter of fiscal 2016, we realized a positive impact to operating profit with the Federal Consolidated Appropriations Act, 2016, which included a two-year moratorium on the U.S. Federal medical device excise tax effective as of January 1, 2016.

Research and development expenses. Research and development (“R&D”) expenses were approximately $101,000 and $452,000 for the three and six months ended December 31, 2016, respectively, representing an increase of approximately $44,000 and $353,000 compared to the same periods in the prior year. R&D expenses for the three and six months ended December 31, 2016 were 1.6% and 3.8% of revenue, respectively, compared to 0.9% of revenue for both periods in the prior year. During Fiscal 2016, we began developing a new wireless connectivity feature for our HFCWO device that will allow data connection between physicians and patients. We believe this innovation will strengthen our patient and clinician partnerships, leading to greater therapy adherence and improved quality of life for individuals with compromised pulmonary function. We expect to launch the new feature by end of fiscal 2017. We believe that R&D expense over the next few quarters will decrease as we have concluded the majority of work on our wireless data connectivity project but would expect expenses to increase in future quarters as we initiate new projects. During the quarter ended December 31, 2016, we capitalized an additional $190,000 related to software development in conjunction with this project.

Interest expense

Interest expense, net, was approximately $16,000 and $32,000 for the three and six months ended December 31, 2016, respectively, compared to $18,000 and $38,000 in the same periods in the prior year due to lower levels of long-term debt and increased interest income.

Income tax expense

Income tax expense was estimated at approximately $270,000 and $351,000 and the effective tax rates were 37.8% and 35.6%, respectively, for the three and six months ended December 31, 2016. Estimated income tax expense for the six months ended December 31, 2016 includes a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitation on uncertain tax positions, which reduced the effective tax rate by 2.2% for that period.

Income tax expense was estimated at approximately $164,000 and $388,000 and the effective tax rates were 13.3% and 21.6%, respectively, for the three and six months ended December 31, 2015. Income tax expense during the three and six months ended December 31, 2015 includes a current tax expense of $458,000 and $682,000, respectively, and a discrete tax benefit of $294,000 due primarily to the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets. The discrete tax benefit reduced the effective tax rate by 23.9% and 16.4% during the three and six months ended December 31, 2015, respectively.

Net income

Net income for the three and six months ended December 31, 2016 was approximately $444,000 and $635,000, respectively, compared to net income of approximately $1,068,000 and $1,409,000 for the same periods in the prior year. The year-over-year decrease in net income was driven primarily by increased payroll and compensation expenses in sales and administrative positions and increased research and development costs, which were partially offset by increased in gross profit driven by higher revenue. Additionally, the prior year benefited by a discrete tax benefit of $294,000 during the three and six months ended December 31, 2015.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2016, net cash provided by operating activities was approximately $39,000. Cash flows provided by operating activities consisted of approximately $635,000 of net income, non-cash expenses of $741,000 and a decrease in prepaid expenses and other assets of $197,000. These cash flows from operating activities were offset by a decrease of approximately $807,000 in accounts payable and accrued liabilities, an increase in accounts receivable of $673,000 and an increase in inventory of $54,000.

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

Cash Flows from Investing Activities

For the six months ended December 31, 2016, cash used in investing activities was approximately $312,000. Cash used in investing activities consisted of approximately $267,000 in expenditures for property and equipment and $45,000 in payments for patent costs. The expenditures for property and equipment consisted primarily of costs associated with the development of software associated with the new wireless connectivity feature for our HFCWO device.

For the six months ended December 31, 2015, cash used in investing activities was approximately $199,000. Cash used in investing activities consisted of approximately $181,000 in expenditures for property and equipment and $18,000 in payments for patent costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2016, cash used in financing activities was approximately $29,000, which consisted of principal payments on long-term debt of $24,000, and payments of deferred financing fees of $5,000.

For the six months ended December 31, 2015, cash used in financing activities was approximately $38,000, which consisted of principal payments on long-term debt of $24,000, and payments of deferred financing fees of $14,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $13,749,000 as of December 31, 2016 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2016, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2017, if not renewed. At December 31, 2016, the maximum $2,500,000 was available under the line of credit and the applicable interest rate (the prime rate) was 3.75%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,178,000 at December 31, 2016 and $1,200,000 as of June 30, 2016. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $8,000 and $10,000 as of December 31, 2016 and June 30, 2016, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of December 31, 2016.

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

For the six months ended December 31, 2016 and 2015, we spent approximately $267,000 and $181,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

13

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the competitive nature of our market;

●	changes to Medicare, Medicaid, or private insurance reimbursement policies;

●	changes to health care laws;

●	changes affecting the medical device industry;

●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	new drug or pharmaceutical discoveries;

●	general economic and business conditions;

●	our ability to renew our line of credit or obtain additional credit as necessary;

●	our ability to protect and expand our intellectual property portfolio; and

●	the risks associated with expansion into international markets.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period subject to this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

14

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: February 7, 2017	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date: February 7, 2017	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

10.1	Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference

10.2	Rider to Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference

10.3	Change in Terms Agreement with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference

10.4	Business Loan Agreement with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference

10.5	Rider to Business Loan Agreement with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference

10.6	Change in Terms Agreement with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2016, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically