Form 10-Q
period 2017-03-31
Electromed, Inc.
filed 2017-05-15
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Sec 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

There were 8,230,167 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 11, 2017.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
Assets
Current Assets
Cash	$5,401,943	$5,123,355
Accounts receivable (net of allowances for doubtful accounts of $45,000)	8,933,426	7,611,437
Inventories	2,587,635	2,480,443
Prepaid expenses and other current assets	491,968	419,616
Income tax receivable	–	192,685
Total current assets	17,414,972	15,827,536
Property and equipment, net	3,288,480	3,375,189
Finite-life intangible assets, net	762,853	904,033
Other assets	101,441	127,759
Deferred income taxes	330,000	343,000
Total assets	$21,897,746	$20,577,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$50,203	$46,309
Accounts payable	593,806	589,225
Accrued compensation	917,742	1,489,798
Income taxes payable	17,024	–
Warranty reserve	670,000	660,000
Other accrued liabilities	524,564	287,194
Total current liabilities	2,773,339	3,072,526
Long-term debt, less current maturities and net of debt issuance costs	1,108,921	1,146,395
Total liabilities	3,882,260	4,218,921

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,230,167 and 8,187,112 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	82,302	81,871
Additional paid-in capital	13,923,033	13,549,551
Retained earnings	4,010,151	2,727,174
Total shareholders’ equity	18,015,486	16,358,596
Total liabilities and shareholders’ equity	$21,897,746	$20,577,517

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenues	$6,669,638	$6,035,700	$18,587,243	$17,298,995
Cost of revenues	1,357,093	1,408,716	4,020,615	3,913,984
Gross profit	5,312,545	4,626,984	14,566,628	13,385,011

Operating expenses
Selling, general and administrative	4,195,156	3,806,885	11,979,261	10,631,539
Research and development	80,613	84,410	532,255	183,043
Total operating expenses	4,275,769	3,891,295	12,511,516	10,814,582
Operating income	1,036,776	735,689	2,055,112	2,570,429

Interest expense, net of interest income of $4,956, $4,978, $11,925 and $8,525 respectively	8,831	13,064	41,135	51,150
Net income before income taxes	1,027,945	722,625	2,013,977	2,519,279

Income tax expense	(380,000)	(256,000)	(731,000)	(644,000)
Net income	$647,945	$466,625	$1,282,977	$1,875,279

Income per share:
Basic	$0.08	$0.06	$0.16	$0.23
Diluted	$0.08	$0.06	$0.15	$0.23

Weighted-average common shares outstanding:
Basic	8,167,112	8,133,857	8,167,112	8,133,857
Diluted	8,452,942	8,287,237	8,449,201	8,215,472

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$1,282,977	$1,875,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	473,813	458,850
Amortization of finite-life intangible assets	89,813	91,815
Amortization of debt issuance costs	10,871	13,672
Share-based compensation expense	373,913	153,465
Deferred taxes	13,000	(337,000)
Loss on disposal of property and equipment	520	38,667
Loss on disposal of intangible assets	111,498	7,848
Changes in operating assets and liabilities:
Accounts receivable	(1,321,989)	(791,915)
Inventories	(65,630)	(220,417)
Prepaid expenses and other assets	(49,140)	(22,711)
Income tax receivable	192,685	(180,785)
Income tax payable	17,024	(122,657)
Accounts payable and accrued liabilities	(323,453)	706,236
Net cash provided by operating activities	805,902	1,670,347

Cash Flows From Investing Activities
Expenditures for property and equipment	(425,838)	(256,806)
Expenditures for finite-life intangible assets	(60,131)	(27,752)
Net cash used in investing activities	(485,969)	(284,558)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(36,473)	(36,397)
Payment of deferred financing fees	(4,872)	(13,520)
Net cash used in financing activities	(41,345)	(49,917)
Net increase in cash	278,588	1,335,872
Cash
Beginning of period	5,123,355	3,598,240
End of period	$5,401,943	$4,934,112

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.          Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $487,000 and $591,000 for the nine months ended March 31, 2017 and 2016, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 196,500 for the three and nine months ended March 31, 2017 and 159,000 and 163,500 for the three and nine months ended March 31, 2016, respectively.

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

Reclassifications: Certain items in the Company’s financial statements for fiscal 2016 have been reclassified to be consistent with the classifications adopted for the Company’s fiscal quarter ended March 31, 2017. The fiscal 2016 reclassifications are specific to the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and had no impact on previously reported net income or equity.

Note 2.          Inventories

The components of inventory were approximately as follows:

	March 31, 2017	June 30, 2016
Parts inventory	$1,800,000	$1,615,000
Work in process	175,000	165,000
Finished goods	793,000	850,000
Less: Reserve for obsolescence	(180,000)	(150,000)
Total	$2,588,000	$2,480,000

Note 3.           Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During the nine months ended March 31, 2017 and the year ended June 30, 2016, the Company abandoned certain domestic and foreign patents with net values of approximately $111,000 and $18,000, respectively, which were included as an expense in selling, general and administrative expense on the statements of operations. The majority of the pending patents that were abandoned related to the initial development of our SQL SmartVest technology. During a review of the Company’s patent portfolio it was determined that certain patents proved redundant to a subsequent SQL patent filing and were therefore abandoned. A smaller portion of expense was related to patents that covered technology that management considered outdated, and was no longer in use. Accumulated amortization was $818,000 and $820,000 at March 31, 2017 and June 30, 2016, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	March 31, 2017	June 30, 2016
Balance, beginning	$904,000	$1,000,000
Additions	60,000	45,000
Abandonments	(111,000)	(18,000)
Amortization expense	(90,000)	(123,000)
Balance, ending	$763,000	$904,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2017	June 30, 2016
Beginning warranty reserve	$660,000	$660,000
Accrual for products sold	124,000	152,000
Expenditures and costs incurred for warranty claims	(114,000)	(152,000)
Ending warranty reserve	$670,000	$660,000

Note 5.          Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $731,000 and the effective tax rate was 36.3% for the nine months ended March 31, 2017. Estimated income tax expense for the nine months ended March 31, 2017 includes a recognized tax benefit of approximately $32,000 as a result of the lapse of the statute of limitations on uncertain tax positions, which reduced the effective tax rate by 1.6% for that period.

Income tax expense was estimated at approximately $644,000 and the effective tax rate was 25.5% for the nine months ended March 31, 2016. Estimated income tax expense during the nine months ended March 31, 2016 includes a current tax expense of $938,000 and a discrete tax benefit of $294,000 due primarily to the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets.

Note 6.          Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2016, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2017 or June 30, 2016. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (4.00% at March 31, 2017) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2017, if not renewed. At March 31, 2017, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,166,000 at March 31, 2017 and $1,200,000 as of June 30, 2016. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $7,000 and $10,000 as of March 31, 2017 and June 30, 2016, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7.          Stock-Based Compensation

The Company recorded approximately $374,000 and $153,000 of compensation expense related to current and past grants of stock options and restricted stock for the nine months ended March 31, 2017 and 2016, respectively. This expense is included in selling, general and administrative expense. As of March 31, 2017, approximately $403,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 0.8 years.

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

The following assumptions were used to estimate the fair value of options granted:

	Nine Months Ended March 31, 2017	Fiscal Year Ended June 30, 2016
Risk-free interest rate	1.14% - 1.27%	1.40% - 1.92%
Expected term (years)	6	6
Expected volatility	100.5% - 105.8%	89.3% - 93.1%

Stock Options

The Company issued 176,500 stock options pursuant to its 2014 Stock Compensation Plan during the nine months ended March 31, 2017. Stock option transactions during the nine months ended March 31, 2017 are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price per Share
Outstanding at June 30, 2016	599,800	$2.62
Granted	176,500	$3.91
Exercised	–	–
Cancelled or Forfeited	(4,500)	3.82
Outstanding at March 31, 2017	771,800	$2.91

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2017, the weighted average remaining contractual term for all outstanding stock options was 5.66 years and their aggregate intrinsic value was approximately $1,559,000. Outstanding at March 31, 2017 were 771,800 stock options issued to employees, of which approximately 474,000 were exercisable and had an aggregate intrinsic value of approximately $1,006,000.

Restricted Stock

The Company’s 2014 Stock Compensation Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the nine months ended March 31, 2017, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $3.82 per share and to directors totaling 13,055 shares of common stock, with a vesting term of six months and a fair value of $3.83 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the nine months ended March 31, 2017 are summarized as follows:

		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested shares at June 30, 2016	19,999	$1.80
Granted	43,055	$3.82
Vested	–	–
Forfeited	–	–
Unvested at March 31, 2017	63,054	$3.18

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

Results of Operations

Revenues

Revenue for the three and nine-month periods ended March 31, 2017 and 2016 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended				Nine Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2017	2016			2017	2016
Total Revenue	$6,670	$6,036	$634	10.5%	$18,587	$17,299	$1,288	7.4%
Home Care Revenue	6,078	5,356	722	13.5%	16,712	15,343	1,369	8.9%
Institutional Revenue	437	440	(3)	(0.7%)	1,388	1,365	23	1.7%
International Revenue	155	240	(85)	(35.4%)	487	591	(104)	(17.6%)

Home Care Revenue. Home care revenue for the three months ended March 31, 2017 was approximately $6,078,000, an increase of approximately $722,000, or 13.5%, compared to the same period in fiscal 2016. Homecare revenue increased during the three months ended March 31, 2017, primarily due to an increase in approvals and referrals, driven by a higher number of field sales employees.

For the nine months ended March 31, 2017, home care revenue was approximately $16,712,000, an increase of approximately $1,369,000, or 8.9%, compared to the same period in fiscal 2016. During the nine months ended March 31, 2017, home care revenue was negatively impacted by the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000. The repayment resulted from the state Medicaid program’s reinterpretation of its reimbursement process and a reduction in its allowable payments. We believe the repayment is a one-time event and is not reflective of other state Medicaid reimbursement processes. Additionally, during the nine months ended March 31, 2016, home care revenue benefited by approximately $250,000 from processing a backlog of referrals from the prior fiscal year in a certain state. The backlog accumulated while we reapplied for a state home medical equipment license until we met a newly imposed requirement to have an approved in-state presence. The license was reinstated in October 2015.

After taking into consideration the negative impact of the retroactive repayment during the nine months ended March 31, 2017, and the favorable impact of the processing of backlogged referrals during the nine months ended March 31, 2016, home care revenue for the nine months ended March 31, 2017 increased primarily due to an increase in approvals and referrals. The increase in referrals was primarily due to growth in the number of field sales employees and a higher referral per field sales employee as compared to the comparable prior year period.

Institutional Revenue. Institutional revenue for the three months ended March 31, 2017 was approximately $437,000, representing a decrease of approximately $3,000, or 0.7%, compared to the same period in fiscal 2016. For the nine months ended March 31, 2017, institutional revenue was $1,388,000, representing an increase of $23,000, or 1.7%, as compared to the same comparable prior year period. The increase in revenue for the nine months ended March 31, 2017 was due to an increase in sales of single patient use garments, partially offset by a decrease in the number of units sold compared to the same period in the prior year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended March 31, 2017 was approximately $155,000, representing a decrease of approximately $85,000, or 35.4%, compared to the same period in fiscal 2016. For the nine months ended March 31, 2017, international revenue was approximately $487,000, a decrease of approximately $104,000, or 17.6%, from the same period in fiscal 2016. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $5,313,000, or 79.7% of net revenues, for the three months ended March 31, 2017, from approximately $4,627,000, or 76.7% of net revenues, in the same period in fiscal 2016. The increase in gross profit was primarily related to increases in domestic home care revenues and a decrease in our manufacturing costs of the SmartVest SQL as compared to the prior year.

Gross profit increased to approximately $14,567,000, or 78.4% of net revenues, for the nine months ended March 31, 2017, from approximately $13,385,000, or 77.4% of net revenues, in the same period in fiscal 2016. The increase in gross profit dollars resulted from increases in domestic home care revenues and a decrease in our manufacturing costs of the SmartVest SQL as compared to the prior fiscal year. The increases in gross profit were partially offset by a charge recognized during the nine months ended March 31, 2017 related to the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $4,195,000 and $11,979,000 for the three and nine months ended March 31, 2017, respectively, representing an increase of approximately $388,000 and $1,348,000, or 10.2% and 12.7%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $2,508,000 and $6,895,000 for the three and nine months ended March 31, 2017, respectively, representing an increase of approximately $327,000 and $857,000, or 15.0% and 14.2%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to additional employees in sales and administration, additional sales incentives on higher revenue, higher share-based equity compensation expense, annual salary increases and the replacement of certain employees at increased salaries in our sales department, which were partially offset by lower management bonus accruals.

Professional fees for the three and nine months ended March 31, 2017 were approximately $364,000 and $1,036,000, respectively, a decrease of approximately $10,000, or 2.5%, during the three months ended March 31, 2017 and an increase of $110,000 during the nine months ended March 31, 2017, or 11.9%, as compared to the comparable periods in the prior year. These fees are primarily for services related to shareowner services and reporting requirements, legal costs, information technology (“IT”) security and backup, and consulting fees for sales training. The increase in professional fees was primarily due to increases in investor relations, reimbursement consulting, and human resources consulting, which were partially offset by a decrease in IT costs.

Recruiting fees for the three months ended March 31, 2017 were approximately $42,000, representing a decrease of approximately $55,000, or 56.5%, as compared to the same period in the prior year. For the nine months ended March 31, 2017, recruiting fees were approximately $200,000, representing an increase of $17,000, or 9.3%, as compared to the comparable prior year period. The increase in recruiting fees was due primarily to adding more employees in sales and administrative roles as compared to the prior year.

Travel, meals and entertainment expenses were approximately $463,000 and $1,318,000 for the three and nine months ended March 31, 2017, respectively, representing an increase of approximately $70,000 and $210,000, or 17.9% and 18.9%, respectively, compared to the same periods in the prior year. The increase was due primarily to additional sales personnel.

SG&A expenses included a loss on the abandonment of certain domestic and foreign patents with net values of approximately $111,000 during the nine months ended March 31, 2017 as compared to $8,000 recognized during the nine months ended March 31, 2016.

In addition, SG&A expenses did not include medical device excise tax for the three and nine months ended March 31, 2017, representing no change from the three months ended March 31, 2016, and a decrease of approximately $132,000 compared to the same nine-month period in the prior year. Beginning with the third quarter of fiscal 2016, we realized a positive impact to operating profit with the Federal Consolidated Appropriations Act, 2016, which included a two-year moratorium on the U.S. Federal medical device excise tax effective as of January 1, 2016.

Research and development expenses. Research and development (“R&D”) expenses were approximately $81,000 and $532,000 for the three and nine months ended March 31, 2017, respectively, representing a decrease of approximately $4,000 during the three months ended March 31, 2017 and an increase of $349,000 during the nine months ended March 31, 2017 as compared to the same periods in the prior year. R&D expenses for the three and nine months ended March 31, 2017 were 1.2% and 2.9% of revenue, respectively, compared to 1.4% and 1.1% of revenue during the three and nine months ended March 31, 2016, respectively. During fiscal 2016, we began developing a new wireless connectivity feature for our HFCWO device that will allow data connection between physicians and patients. We believe this innovation will strengthen our patient and clinician partnerships, leading to greater therapy adherence and improved quality of life for individuals with compromised pulmonary function. We expect to launch the new feature by the end of fiscal 2017. We believe that R&D expense over the next few quarters will decrease as we have concluded the majority of work on our wireless data connectivity project, pending the initiation of new R&D projects. During the nine months ended March 31, 2017, we capitalized approximately $198,000 related to software development in conjunction with this project.

Interest expense

Interest expense, net, was approximately $9,000 and $41,000 for the three and nine months ended March 31, 2017, respectively, compared to $13,000 and $51,000. The decrease in interest expense during the nine months ended March 31, 2017 as compared to the prior year was driven by a lower effective interest rate on outstanding borrowings, a lower level of debt as compared to the prior year, and an increase in interest income.

Income tax expense

Income tax expense was estimated at approximately $380,000 and $731,000 and the effective tax rates were 37.0% and 36.3%, respectively, for the three and nine months ended March 31, 2017. Estimated income tax expense for the three and nine months ended March 31, 2017 includes recognized tax benefits of approximately $10,000 and $32,000, respectively, as a result of the lapse of the statute of limitations on uncertain tax positions, which reduced the effective tax rate by 1.0% and 1.6% for those respective periods.

Income tax expense was estimated at approximately $256,000 and $644,000 and the effective tax rates were 35.4% and 25.5%, respectively, for the three and nine months ended March 31, 2016. Income tax expense during the nine months ended March 31, 2016 includes a current tax expense of $938,000 and a discrete tax benefit of $294,000 due primarily to the Company’s release of the full valuation allowance against all of its net U.S. federal and state deferred tax assets. The discrete tax benefit reduced the effective tax rate by 23.9% during the nine months ended March 31, 2016.

Net income

Net income for the three and nine months ended March 31, 2017 was approximately $648,000 and $1,283,000, respectively, compared to net income of approximately $467,000 and $1,875,000 for the same periods in the prior year. The increase in net income for the three months ended March 31, 2017, was primarily due to increased gross profit, which was partially offset by higher payroll and compensation expenses in sales and administrative positions. The year-over-year decrease in net income was driven primarily by increased payroll and compensation expenses in sales and administrative positions, increased research and development costs, and increased travel, meals and entertainment driven by additional sales personnel, which were partially offset by an increase in gross profit driven by higher revenue. Additionally, the prior year benefited by a discrete tax benefit of $294,000 during the nine months ended March 31, 2016.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2017, net cash provided by operating activities was approximately $806,000. Cash flows provided by operating activities consisted of approximately $1,283,000 of net income, non-cash expenses of $1,073,000, a decrease in income taxes receivable of $193,000 and an increase in income taxes payable of $17,000. These cash flows from operating activities were offset by an increase in accounts receivable of $1,322,000, a decrease of approximately $323,000 in accounts payable and accrued liabilities and an increase in inventory of $66,000.

For the nine months ended March 31, 2016, net cash provided by operating activities was approximately $1,670,000. Cash flows provided by operating activities consisted of approximately $1,875,000 in net income, net non-cash expenses of approximately $427,000, an increase in accounts payable, income taxes payable and accrued liabilities of approximately $584,000, offset by increases in accounts receivable, inventories, prepaid expenses and other assets and income tax receivable of approximately $792,000, $220,000, $22,000 and $181,000, respectively.

Cash Flows from Investing Activities

For the nine months ended March 31, 2017, cash used in investing activities was approximately $486,000. Cash used in investing activities consisted of approximately $426,000 in expenditures for property and equipment and $60,000 in payments for patent costs. The expenditures for property and equipment consisted primarily of costs associated with the development of software associated with the new wireless connectivity feature for our HFCWO device.

For the nine months ended March 31, 2016, cash used in investing activities was approximately $285,000. Cash used in investing activities consisted of approximately $257,000 in expenditures for property and equipment and $28,000 in payments for patent costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2017, cash used in financing activities was approximately $41,000, which consisted of principal payments on long-term debt of $36,000, and payments of deferred financing fees of $5,000.

For the nine months ended March 31, 2016, cash used in financing activities was approximately $50,000, which consisted of principal payments on long-term debt of $36,000, and payments of deferred financing fees of $14,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $14,642,000 as of March 31, 2017 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2016, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2017, if not renewed. At March 31, 2017, the maximum $2,500,000 was available under the line of credit and the applicable interest rate (the prime rate) was 4.00%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,166,000 at March 31, 2017 and $1,200,000 as of June 30, 2016. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $7,000 and $10,000 as of March 31, 2017 and June 30, 2016, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of March 31, 2017.

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

For the nine months ended March 31, 2017 and 2016, we spent approximately $425,000 and $257,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTROMED, INC.

Date:	May 15, 2017	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date:	May 15, 2017	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Electromed, Inc.

Form 10-Q

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically