Form 10-Q
period 2017-09-30
Electromed, Inc.
filed 2017-11-07
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,260,167 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on November 2, 2017.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
Assets
Current Assets
Cash	$5,786,992	$5,573,709
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,644,132	9,949,759
Inventories	2,454,153	2,559,485
Prepaid expenses and other current assets	565,878	393,319
Income tax receivable	226,582	–
Total current assets	18,677,737	18,476,272
Property and equipment, net	3,262,474	3,303,233
Finite-life intangible assets, net	700,454	721,276
Other assets	98,188	99,868
Deferred income taxes	467,000	460,000
Total assets	$23,205,853	$23,060,649

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$51,207	$50,703
Accounts payable	678,933	663,376
Accrued compensation	785,032	946,623
Income tax payable	–	156,524
Warranty reserve	690,000	640,000
Other accrued liabilities	536,423	438,748
Total current liabilities	2,741,595	2,895,974
Long-term debt, less current maturities and net of debt issuance costs	1,085,203	1,097,125
Total liabilities	3,826,798	3,993,099

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,260,167 and 8,230,167 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	82,602	82,302
Additional paid-in capital	14,218,687	14,028,602
Retained earnings	5,077,766	4,956,646
Total shareholders’ equity	19,379,055	19,067,550
Total liabilities and shareholders’ equity	$23,205,853	$23,060,649

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenues	$6,381,778	$5,545,363
Cost of revenues	1,445,284	1,217,736
Gross profit	4,936,494	4,327,627

Operating expenses
Selling, general and administrative	4,703,592	3,687,908
Research and development	70,583	350,840
Total operating expenses	4,774,175	4,038,748
Operating income	162,319	288,879

Interest expense, net of interest income of $9,630 and $3,366, respectively	4,199	16,707
Net income before income taxes	158,120	272,172

Income tax expense	37,000	81,000
Net income	$121,120	$191,172

Income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted-average common shares outstanding:
Basic	8,200,167	8,167,112
Diluted	8,614,633	8,452,780

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$121,120	$191,172
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	164,070	155,781
Amortization of finite-life intangible assets	28,258	30,674
Amortization of debt issuance costs	2,197	4,344
Share-based compensation expense	190,385	109,208
Deferred income taxes	(7,000)	–
Changes in operating assets and liabilities:
Accounts receivable	305,627	(432,128)
Inventories	115,588	(100,596)
Prepaid expenses and other assets	(172,097)	(12,500)
Income tax receivable	(226,582)	58,289
Income tax payable	(156,524)	–
Accounts payable and accrued liabilities	(36,915)	(1,220,113)
Net cash provided (used) by operating activities	328,127	(1,215,869)

Cash Flows From Investing Activities
Expenditures for property and equipment	(95,011)	(49,462)
Expenditures for finite-life intangible assets	(7,436)	(21,494)
Net cash used in investing activities	(102,447)	(70,956)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(12,397)	(12,518)

Net increase (decrease) in cash	213,283	(1,299,343)
Cash
Beginning of period	5,573,709	5,123,355
End of period	$5,786,992	$3,824,012

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $101,000 and $67,000 for the three months ended September 30, 2017 and 2016, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“fiscal 2017”).

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 177,750 and 196,500 for the three months ended September 30, 2017 and 2016, respectively.

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

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective July 1, 2017, which had no material impact on its financial statements or financial statement disclosures.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company has evaluated that ASU 2016-02 will have no material impact on its financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

In March 2016, FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  ASU 2016-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company adopted ASU 2016-09 effective July 1, 2017, which had no material impact on its previously reported financial statements in the Company’s Annual Report on Form 10-K for fiscal 2017. The Company has elected to continue to recognize estimated forfeitures as stock-based compensation expense.

Note 2. Inventories

The components of inventory were approximately as follows:

	September 30, 2017	June 30, 2017
Parts inventory	$1,741,000	$1,789,000
Work in process	183,000	205,000
Finished goods	790,000	745,000
Less: Reserve for obsolescence	(260,000)	(180,000)
Total	$2,454,000	$2,559,000

Note 3. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. There were no abandonments of domestic or foreign patents that occurred during the three months ended September 30, 2017. During the year ended June 30, 2017, the Company abandoned certain domestic and foreign patents with net values of approximately $133,000 which were included as an expense in selling, general and administrative expense on the statements of operations. The majority of the pending patents that were abandoned related to the initial development of our SQL SmartVest technology. During a review of the Company’s patent portfolio it was determined that certain patents proved redundant to a subsequent SQL patent filing and were therefore abandoned. A smaller portion of expense was related to patents that covered technology that management considered outdated, and was no longer in use. Accumulated amortization was $825,000 and $790,000 at September 30, 2017 and June 30, 2017, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2017	Fiscal Year Ended June 30, 2017
Balance, beginning	$721,000	$904,000
Additions	7,000	68,000
Abandonments	–	(133,000)
Amortization expense	(28,000)	(118,000)
Balance, ending	$700,000	$721,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2017	Fiscal Year Ended June 30, 2017
Beginning warranty reserve	$640,000	$660,000
Accrual for products sold	93,000	129,000
Expenditures and costs incurred for warranty claims	(43,000)	(149,000)
Ending warranty reserve	$690,000	$640,000

Note 5. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at $37,000 and the effective tax rate was 23.4% for the three months ended September 30, 2017. Income tax expense for the three months ended September 30, 2017 included a discrete tax benefit of approximately $25,000 as a result of greater federal and state research and development tax credits than was originally estimated in our tax provision for our fiscal year ended June 30, 2017. This reduced the effective tax rate for the current quarter by 15.8%.

Income tax expense was estimated at $81,000 and the effective tax rate was 29.8% for the three months ended September 30, 2016. Income tax expense for the three months ended September 30, 2016 included a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitation on uncertain tax positions, which reduced the effective tax rate for the quarter by 8.0%.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2016, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2017 or June 30, 2017. Interest on borrowings under the line of credit, if any, would accrue at the prime rate (4.25% at September 30, 2017) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2017, if not renewed. At September 30, 2017, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,141,000 at September 30, 2017 and $1,154,000 as of June 30, 2017. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $5,000 and $6,000 as of September 30, 2017 and June 30, 2017, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7. Stock-Based Compensation

The Company recorded approximately $190,000 and $109,000 of compensation expense related to current and past grants of stock options and restricted stock for the three months ended September 30, 2017 and 2016, respectively. This expense is included in selling, general and administrative expense. As of September 30, 2017, approximately $1,170,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 1.0 years.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30, 2017	Fiscal Year Ended June 30, 2017
Risk-free interest rate	1.77% - 2.07%	1.14% - 1.27%
Expected term (years)	6	6
Expected volatility	125.2% - 141.2%	100.5% - 105.8%

Stock Options

The Company issued 182,250 stock options pursuant to its 2014 Equity Incentive Plan (the “Plan”) during the three months ended September 30, 2017. Stock option transactions during the three months ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2017	747,634	$2.91
Granted	182,250	$5.64
Exercised	–	–
Cancelled or Forfeited	(9,334)	$3.60
Outstanding at September 30, 2017	920,550	$3.44

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2017, the weighted average remaining contractual term for all outstanding stock options was 5.95 years and their aggregate intrinsic value was approximately $3,562,000. Outstanding at September 30, 2017 were 920,550 stock options issued to employees, of which 586,303 were exercisable and had an aggregate intrinsic value of approximately $2,653,000.

Restricted Stock

The Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the three months ended September 30, 2017, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $5.53 per share. The restricted stock’s fair value per share represents the closing price of the Company’s common stock on the date the grants were made. Restricted stock transactions during the three months ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares at June 30, 2017	29,998	$3.15
Granted	30,000	$5.53
Vested	–	–
Forfeited	–	–
Unvested at September 30, 2017	59,998	$4.34

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, or “fiscal 2017.”

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since the fiscal quarter ended March 31, 2014. In the fourth quarter of our fiscal 2015, we launched the SmartVest SQL into the institutional and certain international markets. During February 2017, we entered into an agreement with Monaghan Medical Corporation to distribute and sell the Aerobika® Oscillating Positive Expiratory Pressure (OPEP) Device in the U.S. home care market. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and we will be expanding availability to targeted adult pulmonary clinics during November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the condensed financial statements in this report, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2017.

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

Results of Operations

Revenues

Revenue for the three months ended September 30, 2017 and 2016 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Total Revenue	$6,382	$5,545	$837	15.1%
Home Care Revenue	5,980	5,132	848	16.5%
Institutional Revenue	301	346	(45)	(13.0)%
International Revenue	101	67	34	50.7%

Home Care Revenue. Home care revenue for the three months ended September 30, 2017 was approximately $5,980,000, an increase of approximately $848,000, or 16.5%, compared to the same period in fiscal 2017. Homecare revenue increased during the three months ended September 30, 2017, primarily due to an increase in approvals and referrals, driven by a higher number of field sales employees.

Institutional Revenue. Institutional revenue for the three months ended September 30, 2017 was approximately $301,000, representing a decrease of approximately $45,000, or 13.0%, compared to the same period in fiscal 2017. The decrease in revenue for the three months ended September 30, 2017 was due to a decrease in sales of single patient use garments and the number of units sold compared to the same period in the prior year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended September 30, 2017 was approximately $101,000, representing an increase of approximately $34,000, or 50.7%, compared to the same period in fiscal 2017. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $4,936,000, or 77.3% of net revenues, for the three months ended September 30, 2017, from approximately $4,328,000, or 78.1% of net revenues, in the same period in fiscal 2017. The increase in gross profit was primarily related to increases in domestic home care revenues. The decline in our gross profit as a percentage of net revenue during the three months ended September 30, 2017 as compared to the same period in the prior year was driven by the additional cost to manufacture the SmartVest SQL with SmartVest Connect™ wireless technology.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $4,704,000 for the three months ended September 30, 2017, representing an increase of approximately $1,016,000, or 27.5%, compared to the same period in the prior year.

Payroll and compensation-related expenses were approximately $2,685,000 during the three months ended September 30, 2017, representing an increase of approximately $649,000, or 31.9%, compared to the same period in the prior year. The increase in the current year period was due to additional employees in sales and administration, annual salary increases, higher share based compensation, additional sales incentives on higher revenue and higher management bonus accruals.

Professional fees for the three months ended September 30, 2017 were approximately $500,000, an increase of approximately $154,000, or 44.5%, as compared to the comparable period in the prior year. These fees are primarily for services related to shareowner services and reporting requirements, legal costs, information technology (“IT”) security and backup and other consulting fees. The increase in professional fees was primarily due to increases in investor relations and IT costs, which were partially offset by a decrease in sales consulting.

Recruiting fees for the three months ended September 30, 2017 were approximately $165,000, representing an increase of approximately $94,000, or 132.4%, as compared to the same period in the prior year. The increase in recruiting fees was due primarily to adding more employees in sales and administrative roles as compared to the prior year.

Travel, meals and entertainment expenses were approximately $477,000 for the three months ended September 30, 2017, representing an increase of approximately $36,000, or 8.2%, compared to the same period in the prior year. The increase was due primarily to additional sales personnel.

Research and development expenses. Research and development (“R&D”) expenses were approximately $71,000 for the three months ended September 30, 2017, representing a decrease of approximately $280,000, as compared to the same period in the prior year. R&D expenses for the three months ended September 30, 2017 and 2016 were 1.1% and 6.3% of net revenue, respectively. During the fiscal year ended June 30, 2016, we began developing SmartVest Connect, a new wireless connectivity feature for our HFCWO device which allows data connection between physicians and patients. We believe SmartVest Connect will strengthen our patient and clinician partnerships, leading to greater therapy adherence and improved quality of life for individuals with compromised pulmonary function. We launched this new feature in June 2017. As a percentage of net revenues, we expect spending on R&D expenses to increase to more historical run rates through the remainder of our fiscal year ending June 30, 2018, with engineering resources focusing on product enhancements and other market opportunities. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of sales as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expenses, as we improve our internal processes or enhance our customer service.

Interest expense

Interest expense, net, was approximately $4,000 for the three months ended September 30, 2017, compared to $17,000 in the same period in the prior year. The decrease in net interest expense during the three months ended September 30, 2017 as compared to the prior year was driven by an increase in interest income, a lower effective interest rate on outstanding borrowings and a lower level of debt as compared to the prior year.

Income tax expense

Income tax expense was estimated at $37,000 and the effective tax rate was 23.4% for the three months ended September 30, 2017. Income tax expense for the three months ended September 30, 2017 included a discrete tax benefit of approximately $25,000 as a result of greater federal and state research and development tax credits than was originally estimated in our tax provision for our fiscal year ended June 30, 2017. This reduced the effective tax rate for the current quarter by 15.8%.

Income tax expense was estimated at $81,000 and the effective tax rate was 29.8% for the three months ended September 30, 2016. Income tax expense for the three months ended September 30, 2016 included a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitation on uncertain tax positions, which reduced the effective tax rate for the quarter by 8.0%.

Net income

Net income for the three months ended September 30, 2017 was approximately $121,000 compared to net income of approximately $191,000 for the same period in the prior year. The year-over-year decrease in net income was driven primarily by higher SG&A expenses related hiring additional new employees which was partially offset by an increase in gross profit driven by higher revenue and lower R&D expenses as compared to the prior year.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2017, net cash provided by operating activities was approximately $328,000. Cash flows provided by operating activities consisted of net income of approximately $121,000, non-cash expenses of $378,000 and a decrease in accounts receivable and inventory of $306,000 and $116,000, respectively. These cash flows from operating activities were offset by an increase in income tax receivable of $227,000, an increase in prepaid expenses and other assets of $172,000, a decrease in income tax payable of $157,000 and a decrease in accounts payable and accrued liabilities of $37,000.

For the three months ended September 30, 2016, net cash used by operating activities was approximately $1,216,000. Cash flow used in operating activities consisted of a decrease in accounts payable and accrued liabilities of $1,220,000, an increase in accounts receivable of $432,000, an increase in inventories of $100,000 and an increase in prepaid expenses and other assets of $13,000. These uses in operating cash flow were partially offset by cash flow provided by operating activities consisting of approximately $191,000 in net income, net non-cash expenses of approximately $300,000 and a decrease in income tax receivable of $58,000. The decrease in accounts payable and accrued liabilities was driven primarily by employee incentive payments which were accrued for during the fiscal year ended June 30, 2016 and paid during the three months ended September 30, 2016.

Cash Flows from Investing Activities

For the three months ended September 30, 2017, cash used in investing activities was approximately $102,000. Cash used in investing activities consisted of approximately $95,000 in expenditures for property and equipment and $7,000 in payments for patent costs.

For the three months ended September 30, 2016, cash used in investing activities was approximately $71,000. Cash used in investing activities consisted of approximately $49,000 in expenditures for property and equipment and $22,000 in payments for patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2017, cash used in financing activities was approximately $12,000, which consisted of principal payments on long-term debt.

For the three months ended September 30, 2016, cash used in financing activities was approximately $13,000, which consisted of principal payments on long-term debt.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing research and development efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $15,936,000 as of September 30, 2017 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2016, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2017, if not renewed. At September 30, 2017, the maximum $2,500,000 was available under the line of credit and the applicable interest rate (the prime rate) was 4.25%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, we also have a term loan, which had an outstanding principal balance of approximately $1,141,000 at September 30, 2017 and $1,154,000 as of June 30, 2017. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $5,000 and $6,000 as of September 30, 2017 and June 30, 2017, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of September 30, 2017.

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

For the three months ended September 30, 2017 and 2016, we spent approximately $95,000 and $49,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: our business strategy, including our intended level of investment in research and development and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies, distribution agreements with third parties and international sales; our business strengths and competitive advantages; our plans and expectations with respect to international sales growth; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; the expansion and availability of our SmartVest Connect technology; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

10.1*	Amended and Restated Employment Agreement with Kathleen S. Skarvan, dated September 21, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2017)	Incorporated by Reference

10.2*	Amended and Restated Employment Agreement with Jeremy T. Brock, dated September 21, 2017 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 26, 2017)	Incorporated by Reference

10.3*	Description of Fiscal Year 2018 Officer Bonus Plan*	Filed Electronically

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically

*Management compensatory contract or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 7, 2017	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date:	November 7, 2017	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)