Form 10-Q
period 2017-12-31
Electromed, Inc.
filed 2018-02-13
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,286,409 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on February 12, 2018.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
Assets
Current Assets
Cash	$6,840,237	$5,573,709
Accounts receivable (net of allowances for doubtful accounts of $45,000)	9,680,369	9,949,759
Inventories	2,393,639	2,559,485
Prepaid expenses and other current assets	379,713	393,319
Total current assets	19,293,958	18,476,272
Property and equipment, net	3,215,369	3,303,233
Finite-life intangible assets, net	674,704	721,276
Other assets	102,577	99,868
Deferred income taxes	417,000	460,000
Total assets	$23,703,608	$23,060,649

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt, net of debt issuance costs	$1,124,745	$50,703
Accounts payable	704,105	663,376
Accrued compensation	835,907	946,623
Income tax payable	84,110	156,524
Warranty reserve	670,000	640,000
Other accrued liabilities	360,538	438,748
Total current liabilities	3,779,405	2,895,974
Long-term debt, less current maturities and net of debt issuance costs	–	1,097,125
Total liabilities	3,779,405	3,993,099

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,270,167 and 8,230,167 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	82,702	82,302
Additional paid-in capital	14,414,450	14,028,602
Retained earnings	5,427,051	4,956,646
Total shareholders’ equity	19,924,203	19,067,550
Total liabilities and shareholders’ equity	$23,703,608	$23,060,649

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net revenues	$6,984,626	$6,372,243	$13,366,405	$11,917,606
Cost of revenues	1,398,001	1,445,786	2,843,286	2,663,522
Gross profit	5,586,625	4,926,457	10,523,119	9,254,084

Operating expenses
Selling, general and administrative	4,759,652	4,096,197	9,463,163	7,784,107
Research and development	56,794	100,801	127,458	451,641
Total operating expenses	4,816,446	4,196,998	9,590,621	8,235,748
Operating income	770,179	729,459	932,498	1,018,336
Interest expense, net of interest income of $8,888, $3,603, $18,517 and $6,969, respectively	4,894	15,598	9,093	32,304
Net income before income taxes	765,285	713,861	923,405	986,032

Income tax expense	416,000	270,000	453,000	351,000
Net income	$349,285	$443,861	$470,405	$635,032

Income per share:
Basic	$0.04	$0.05	$0.06	$0.08
Diluted	$0.04	$0.05	$0.05	$0.08

Weighted-average common shares outstanding:
Basic	8,200,167	8,167,112	8,200,167	8,167,112
Diluted	8,648,866	8,426,996	8,645,987	8,440,698

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$470,405	$635,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	329,719	312,075
Amortization of finite-life intangible assets	56,610	60,963
Amortization of debt issuance costs	4,394	9,216
Share-based compensation expense	386,248	234,634
Deferred income taxes	43,000	13,000
Loss on disposal of intangible assets	–	111,497
Changes in operating assets and liabilities:
Accounts receivable	269,390	(673,458)
Inventories	183,617	(53,894)
Prepaid expenses and other assets	8,461	7,046
Income tax receivable	–	189,789
Income tax payable	(72,414)	–
Accounts payable and accrued liabilities	(149,647)	(807,188)
Net cash provided by operating activities	1,529,783	38,712

Cash Flows From Investing Activities
Expenditures for property and equipment	(228,176)	(267,117)
Expenditures for finite-life intangible assets	(10,038)	(44,518)
Net cash used in investing activities	(238,214)	(311,635)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(25,041)	(24,056)
Payment of deferred financing fees	–	(4,872)
Net cash used in financing activities	(25,041)	(28,928)
Net increase (decrease) in cash	1,266,528	(301,851)
Cash
Beginning of period	5,573,709	5,123,355
End of period	$6,840,237	$4,821,504

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $267,000 and $332,000 for the six months ended December 31, 2017 and 2016, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 177,750 and 196,500 for the three and six months ended December 31, 2017 and 2016, respectively.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace ASC Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented (“full retrospective”), or to apply it retrospectively only to contracts existing at the effective date (“modified retrospective”), with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within that year. The Company is currently evaluating which of the alternative approaches it will apply and the potential impact of adoption of the revised revenue standards on its financial statements. The Company intends to complete its evaluation during its fiscal year ending June 30, 2018 (“fiscal 2018”).

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

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company has evaluated ASU 2016-02 and expects that it will have no material impact on its financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

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

Note 2. Inventories

The components of inventory were approximately as follows:

	December 31, 2017	June 30, 2017
Parts inventory	$1,743,000	$1,789,000
Work in process	377,000	205,000
Finished goods	544,000	745,000
Less: Reserve for obsolescence	(270,000)	(180,000)
Total	$2,394,000	$2,559,000

Note 3.  Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. There were no abandonments of domestic or foreign patents that occurred during the six months ended December 31, 2017. During fiscal 2017, the Company abandoned certain domestic and foreign patents with net values of approximately $133,000, which were included as an expense in selling, general and administrative expense on the statements of operations. The majority of the pending patents that were abandoned related to the initial development of the Company’s SQL SmartVest technology. During a review of the Company’s patent portfolio it was determined that certain patents proved redundant to a subsequent SQL patent filing and were therefore abandoned. A smaller portion of expense was related to patents that covered technology that management considered outdated, and was no longer in use. Accumulated amortization was $847,000 and $790,000 at December 31, 2017 and June 30, 2017, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Six Months Ended December 31, 2017	Fiscal Year Ended June 30, 2017
Balance, beginning	$721,000	$904,000
Additions	10,000	68,000
Abandonments	–	(133,000)
Amortization expense	(56,000)	(118,000)
Balance, ending	$675,000	$721,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2017	Fiscal Year Ended June 30, 2017
Beginning warranty reserve	$640,000	$660,000
Accrual for products sold	108,000	129,000
Expenditures and costs incurred for warranty claims	(78,000)	(149,000)
Ending warranty reserve	$670,000	$640,000

Note 5. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises future and ongoing U.S. corporate tax obligations by, among other things, lowering U.S. corporate income tax rates. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production manufacturing deduction effective for the Company’s tax year beginning July 1, 2018. For the six months ended December 31, 2017, these changes under the Tax Act resulted in a net income tax expense of approximately $160,000.

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $416,000 and $453,000, respectively, and the effective tax rates were 54.4% and 49.1%, respectively, for the three and six months ended December 31, 2017. Estimated income tax expense for the three and six months ended December 31, 2017 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Act. Additionally, a discrete tax benefit of approximately $2,000 and $27,000 was recognized during the three and six months ended December 31, 2017, respectively, as a result of greater federal and state research and development tax credits than what was originally estimated in the Company’s tax provision for fiscal 2017. The net impact of these discrete events increased the effective tax rate by 20.6% and 14.4% during the three and six months ended December 31, 2017, respectively.

Income tax expense was estimated at $351,000 and the effective tax rate was 35.6% for the six months ended December 31, 2016. Income tax expense for the six months ended December 31, 2016 included a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitations on uncertain tax positions, which reduced the effective tax rate for the period by 2.2%.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2017, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2017 or June 30, 2017. Interest on borrowings under the line of credit, if any, would accrue at the prime rate less 0.25% (4.25% at December 31, 2017) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2018, if not renewed. At December 31, 2017, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,129,000 at December 31, 2017 and $1,154,000 as of June 30, 2017. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $4,000 and $6,000 as of December 31, 2017 and June 30, 2017, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 918,300 options granted under the 2014 Plan and prior plans outstanding as of December 31, 2017. There were no options and 10,000 restricted shares issued under the 2017 Plan outstanding and 890,000 available for grant under the 2017 Plan as of December 31, 2017.

The Company recorded approximately $386,000 and $235,000 of compensation expense related to current and past grants of stock options and restricted stock for the six months ended December 31, 2017 and 2016, respectively. This expense is included in selling, general and administrative expense. As of December 31, 2017, approximately $1,026,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 0.9 years.

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

The following assumptions were used to estimate the fair value of options granted:

	Six Months Ended December 31, 2017	Fiscal Year Ended June 30, 2017
Risk-free interest rate	1.77% - 2.07%	1.14% - 1.27%
Expected term (years)	6	6
Expected volatility	125.2% - 141.2%	100.5% - 105.8%

Stock Options

The Company issued 182,250 stock options pursuant to the 2014 Plan during the six months ended December 31, 2017. Stock option transactions during the six months ended December 31, 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2017	747,634	$2.91
Granted	182,250	$5.64
Exercised	–	–
Cancelled or Forfeited	(11,584)	$3.51
Outstanding at December 31, 2017	918,300	$3.44

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2017, the weighted average remaining contractual term for all outstanding stock options was 5.70 years and their aggregate intrinsic value was approximately $2,817,000. Outstanding at December 31, 2017 were 918,300 stock options issued to employees, of which 586,303 were exercisable and had an aggregate intrinsic value of approximately $2,178,000.

Restricted Stock

The 2017 Plan permits, and the 2014 Plan permitted, the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the six months ended December 31, 2017, the Company issued restricted stock awards to employees totaling 40,000 shares of common stock, with a vesting term of one to three years and a fair value of $5.59 per share. The restricted stock’s fair value per share represents the closing price of the Company’s common stock on the date the grants were made. Restricted stock transactions during the six months ended December 31, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares at June 30, 2017	29,998	$3.15
Granted	40,000	$5.59
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2017	69,998	$4.54

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since the fiscal quarter ended March 31, 2014. In the fourth quarter of our fiscal year ended June 30, 2015, we launched the SmartVest SQL into the institutional and certain international markets. During February 2017, we entered into an agreement with Monaghan Medical Corporation to distribute and sell the Aerobika® Oscillating Positive Expiratory Pressure (OPEP) Device in the U.S. home care market. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

Results of Operations

Revenues

Revenue for the three and six month periods ended December 31, 2017 and 2016 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
Total Revenue	$6,985	$6,372	$613	9.6%	$13,367	$11,918	$1,449	12.2%
Home Care Revenue	6,506	5,502	1,004	18.2%	12,486	10,635	1,851	17.4%
Institutional Revenue	313	605	(292)	(48.3%)	614	951	(337)	(35.4%)
International Revenue	166	265	(99)	(37.4%)	267	332	(65)	(19.6%)

Home Care Revenue. Home care revenue for the three months ended December 31, 2017 was approximately $6,506,000, an increase of approximately $1,004,000 compared to the same period in fiscal 2017, or 18.2%. For the six months ended December 31, 2017, home care revenue was approximately $12,486,000, an increase of approximately $1,851,000, or 17.4%, compared to the same period in fiscal 2017. During the three months ended December 31, 2016, home care revenue was negatively impacted by the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000. The repayment resulted from the state Medicaid program’s reinterpretation of its reimbursement process and a reduction in its allowable payments. We believe that the repayment was a one-time event and is not reflective of other state Medicaid reimbursement processes.

After taking into consideration the negative impact of the retroactive repayment during the three months ended December 31, 2016, home care revenue for the three months ended December 31, 2017 increased predominantly due to growth in approvals as a result of continued improvements in our reimbursement operations that led to a greater referral to approval percentage as compared to the prior year. The increase in home care revenue for the six months ended December 31, 2017 was primarily driven by a greater referral to approval percentage and a higher level of referrals as compared to the prior year. The increase in referrals was primarily due to growth in the number of field sales employees as compared to the comparable prior year period.

Institutional Revenue. Institutional revenue for the three and six months ended December 31, 2017 was approximately $313,000 and $614,000, respectively, representing a decrease of approximately $292,000 and $337,000, or 48.3% and 35.4%, compared to the same periods in fiscal 2017. The decrease in revenue for the three and six months ended December 31, 2017 was due to a decrease in the number of units and single patient use garments sold compared to the same periods in the prior year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended December 31, 2017 was approximately $166,000, representing a decrease of approximately $99,000, or 37.4%, compared to the same period in fiscal 2017. For the six months ended December 31, 2017, international revenue was approximately $267,000, a decrease of approximately $65,000, or 19.6%, from the same period in fiscal 2017. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $5,587,000, or 80.0% of net revenues, for the three months ended December 31, 2017, from approximately $4,926,000, or 77.3% of net revenues, in the same period in fiscal 2017. Gross profit increased to approximately $10,523,000, or 78.7% of net revenues, for the six months ended December 31, 2017, from approximately $9,254,000, or 77.7% of net revenues, in the same period in fiscal 2017. The increase in gross profit for the three and six months ended December 31, 2017 was primarily related to increases in domestic home care revenue. The increase in gross profit as a percentage of net revenue was driven by a higher level of net revenue recognized per new device placement as compared to the prior year, which was partially offset by the additional costs to manufacture the SmartVest SQL with SmartVest Connect ™ wireless technology. Additionally, gross profit for the three and six months ended December 31, 2016 was negatively impacted by the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $4,760,000 and $9,463,000 for the three and six months ended December 31, 2017, respectively, representing an increase of approximately $664,000 and $1,679,000, or 16.2% and 21.6%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $2,712,000 and $5,398,000 for the three and six months ended December 31, 2017, respectively, representing an increase of approximately $362,000 and $1,011,000, or 15.4% and 23.0%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to additional employees in sales, annual salary increases, higher share-based equity compensation expense, and additional sales incentives on higher revenue accruals.

Professional fees for the three and six months ended December 31, 2017 were approximately $516,000 and $1,016,000, respectively, an increase of approximately $191,000 and $344,000, or 58.8% and 51.2%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, general and administrative temporary labor, information technology (“IT”) security and backup, and consulting fees for sales training. The increase in professional fees was primarily due to increases in general and administrative temporary labor, IT, legal costs and consulting fees.

Recruiting fees for the three and six months ended December 31, 2017 were approximately $133,000 and $298,000, respectively, an increase of approximately $46,000 and $140,000, or 52.9% and 88.6%, respectively, compared to the same period in the prior year. The increase in recruiting fees was due primarily to adding more employees in sales and administrative roles as compared to the prior year.

Travel, meals and entertainment expenses were approximately $537,000 and $1,014,000 for the three and six months ended December 31, 2017, respectively, representing an increase of approximately $123,000 and $159,000, or 29.7% and 18.6%, respectively, compared to the same periods in the prior year. The increase was due primarily to additional sales personnel.

SG&A expenses included a loss on the abandonment of certain domestic and foreign patents with net values of approximately $111,000 during both the three and six months ended December 31, 2016. No losses on the abandonment of patents were recognized during the three and six months ended December 31, 2017.

Research and development expenses. Research and development (“R&D”) expenses were approximately $57,000 and $127,000 for the three and six months ended December 31, 2017, respectively, representing an decrease of approximately $44,000 and $325,000 compared to the same periods in the prior year. R&D expenses for the three and six months ended December 31, 2017 were 0.8% and 1.0% of revenue, respectively, compared to 1.6% and 3.8% of revenue for the same periods in the prior year. During the fiscal year ended June 30, 2016, we began developing SmartVest Connect, a new wireless connectivity feature for our HFCWO device which allows data connection between physicians and patients. We believe SmartVest Connect will strengthen our patient and clinician partnerships, leading to greater therapy adherence and improved quality of life for individuals with compromised pulmonary function. We launched this feature in June 2017. As a percentage of net revenues, we expect spending on R&D expenses to remain consistent through the remainder of our fiscal year ending June 30, 2018. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of sales as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expenses, as we improve our internal processes or enhance our customer service.

Interest expense

Interest expense, net, was approximately $5,000 and $9,000 for the three and six months ended December 31, 2017, respectively, compared to $16,000 and $32,000 in the same periods in the prior year. The decrease in net interest expense during both the three and six months ended December 31, 2017 as compared to the prior year was driven by an increase in interest income, a lower effective interest rate on outstanding borrowings, lower deferred financing costs and a lower level of debt as compared to the prior year.

Income tax expense

Income tax expense was estimated at approximately $416,000 and $453,000 and the effective tax rates were 54.4% and 49.1%, respectively, for the three and six months ended December 31, 2017. Estimated income tax expense for the three and six months ended December 31, 2017 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted by the U.S. federal government on December 22, 2017. Additionally, a discrete tax benefit of approximately $2,000 and $27,000 was recognized during the three and six months ended December 31, 2017, respectively, as a result of greater federal and state R&D tax credits than what was originally estimated in our tax provision for fiscal 2017. The net impact of these discrete events increased the effective tax rate by 20.6% and 14.4% during the three and six months ended December 31, 2017, respectively.

Income tax expense was estimated at approximately $270,000 and $351,000 and the effective tax rates were 37.8% and 35.6%, respectively, for the three and six months ended December 31, 2016. Income tax expense during the six months ended December 31, 2016 includes a recognized tax benefit of approximately $22,000 as a result of the lapse of the statute of limitations on uncertain tax positions, which reduced the effective tax rate by 2.2% for that period.

Net income

Net income for the three and six months ended December 31, 2017 was approximately $349,000 and $470,000, respectively, compared to net income of approximately $444,000 and $635,000 for the same periods in the prior year. The year-over-year decrease in net income was driven primarily by higher SG&A expenses related to hiring additional new employees, which was partially offset by an increase in gross profit driven by higher revenue and lower R&D expenses as compared to the prior year. Additionally, net income for the three and six months ended December 31, 2017 was affected by discrete tax events including the $160,000 re-measurement of certain deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2017, net cash provided by operating activities was approximately $1,530,000. Cash flows provided by operating activities consisted of net income of approximately $470,000, non-cash expenses of $820,000 and decreases in accounts receivable, inventory and prepaid expenses and other assets of $269,000, $184,000 and $9,000, respectively. These cash flows from operating activities were offset by a decrease in accounts payable and accrued liabilities of approximately $150,000 and a decrease in income tax payable of $72,000.

For the six months ended December 31, 2016, net cash provided by operating activities was approximately $39,000. Cash flows provided by operating activities consisted of net income of approximately $635,000, non-cash expenses of $741,000, a decrease in prepaid expenses and other assets of $7,000 and a decrease in income tax receivable of $190,000. These cash flows from operating activities were offset by a decrease of approximately $807,000 in accounts payable and accrued liabilities, an increase in accounts receivable of $673,000 and an increase in inventory of $54,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2017, cash used in investing activities was approximately $238,000. Cash used in investing activities consisted of approximately $228,000 in expenditures for property and equipment and $10,000 in payments for patent costs.

For the six months ended December 31, 2016, cash used in investing activities was approximately $312,000. Cash used in investing activities consisted of approximately $267,000 in expenditures for property and equipment and $45,000 in payments for patent costs. The expenditures for property and equipment consisted primarily of costs associated with the development of software associated with SmartVest Connect.

Cash Flows from Financing Activities

For the six months ended December 31, 2017, cash used in financing activities was approximately $25,000, which consisted of principal payments on long-term debt.

For the six months ended December 31, 2016, cash used in financing activities was approximately $29,000, which consisted of principal payments on long-term debt of $24,000 and payments of deferred financing fees of $5,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $15,515,000 as of December 31, 2017 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2017, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate less 0.25% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2018, if not renewed. At December 31, 2017, the maximum $2,500,000 was available under the line of credit and the applicable interest rate (the prime rate) was 4.50%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, we also have a term loan, which had an outstanding principal balance of approximately $1,129,000 at December 31, 2017 and $1,154,000 as of June 30, 2017. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $4,000 and $6,000 as of December 31, 2017 and June 30, 2017, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of December 31, 2017.

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

For the six months ended December 31, 2017 and 2016, we spent approximately $228,000 and $267,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies, distribution agreements with third parties and international sales; our business strengths and competitive advantages; our plans and expectations with respect to international sales growth; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business, including, but not limited to, the Tax Act; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; the expansion and availability of our SmartVest Connect technology; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

10.1	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed December 4, 2017)	Incorporated by Reference

10.2	Rider to Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017)	Incorporated by Reference

10.3	Change in Terms Agreement with Venture Bank, dated December 18, 2017 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2017, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: February 13, 2018	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date: February 13, 2018	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)