Form 10-Q
period 2018-03-31
Electromed, Inc.
filed 2018-05-08
CIK 1488917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 8,288,659 shares of Electromed, Inc. common stock, par value $0.01, outstanding as of the close of business on May 3, 2018.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.
Condensed Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
Assets
Current Assets
Cash	$7,062,822	$5,573,709
Accounts receivable (net of allowances for doubtful accounts of $45,000)	10,075,211	9,949,759
Inventories	2,207,293	2,559,485
Prepaid expenses and other current assets	483,817	393,319
Income Tax Receivable	91,103	–
Total current assets	19,920,246	18,476,272
Property and equipment, net	3,165,539	3,303,233
Finite-life intangible assets, net	663,928	721,276
Other assets	97,066	99,868
Deferred income taxes	417,000	460,000
Total assets	$24,263,779	$23,060,649

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt, net of debt issuance costs	$1,112,838	$50,703
Accounts payable	614,867	663,376
Accrued compensation	935,613	946,623
Income tax payable	–	156,524
Warranty reserve	680,000	640,000
Other accrued liabilities	403,260	438,748
Total current liabilities	3,746,578	2,895,974
Long-term debt, less current maturities and net of debt issuance costs	–	1,097,125
Total liabilities	3,746,578	3,993,099

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,288,659 and 8,230,167 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	82,887	82,302
Additional paid-in capital	14,694,485	14,028,602
Retained earnings	5,739,829	4,956,646
Total shareholders’ equity	20,517,201	19,067,550
Total liabilities and shareholders’ equity	$24,263,779	$23,060,649

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net revenues	$7,090,654	$6,669,638	$20,457,058	$18,587,243
Cost of revenues	1,491,156	1,357,093	4,334,441	4,020,615
Gross profit	5,599,498	5,312,545	16,122,617	14,566,628

Operating expenses
Selling, general and administrative	5,071,724	4,195,156	14,534,886	11,979,261
Research and development	42,665	80,613	170,123	532,255
Total operating expenses	5,114,389	4,275,769	14,705,009	12,511,516
Operating income	485,109	1,036,776	1,417,608	2,055,112
Interest income (expense), net	669	(8,831)	(8,425)	(41,135)
Net income before income taxes	485,778	1,027,945	1,409,183	2,013,977

Income tax expense	173,000	380,000	626,000	731,000
Net income	$312,778	$647,945	$783,183	$1,282,977

Income per share:
Basic	$0.04	$0.08	$0.10	$0.16
Diluted	$0.04	$0.08	$0.09	$0.15

Weighted-average common shares outstanding:
Basic	8,210,695	8,167,112	8,203,599	8,167,112
Diluted	8,613,370	8,452,942	8,634,452	8,449,201

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$783,183	$1,282,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	495,797	473,813
Amortization of finite-life intangible assets	85,166	89,813
Amortization of debt issuance costs	5,373	10,871
Share-based compensation expense	604,056	373,913
Deferred income taxes	43,000	13,000
Loss on disposal of property and equipment	–	520
Loss on disposal of intangible assets	–	111,498
Changes in operating assets and liabilities:
Accounts receivable	(125,452)	(1,321,989)
Inventories	373,417	(65,630)
Prepaid expenses and other assets	(90,132)	(49,140)
Income tax receivable	(91,103)	192,685
Income tax payable	(156,524)	17,024
Accounts payable and accrued liabilities	(55,007)	(323,453)
Net cash provided by operating activities	1,871,774	805,902

Cash Flows From Investing Activities
Expenditures for property and equipment	(379,328)	(425,838)
Expenditures for finite-life intangible assets	(27,818)	(60,131)
Net cash used in investing activities	(407,146)	(485,969)

Cash Flows From Financing Activities Principal payments on long-term debt including capital lease obligations	(37,927)	(36,473)
Issuance of common stock upon exercise of options	62,412	–
Payment of deferred financing fees	–	(4,872)
Net cash provided by (used in) financing activities	24,485	(41,345)
Net increase in cash	1,489,113	278,588
Cash
Beginning of period	5,573,709	5,123,355
End of period	$7,062,822	$5,401,943

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $386,000 and $487,000 for the nine months ended March 31, 2018 and 2017, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 194,500 and 184,500 for the three and nine months ended March 31, 2018, respectively, and 196,500 were excluded for the three and nine months ended March 31, 2017.

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

The Company has engaged the services of a third-party service provider and has performed a review of the requirements of the new guidance and has initially identified which of our revenue streams will be within the scope of the revised standard.  The Company continues to work through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to its current accounting practices; an evaluation of the method of adoption; and assessing changes that might be necessary to its processes, internal controls and changes in financial reporting. The Company is currently evaluating which of the alternative approaches it will apply and the potential impact of adoption of the revised revenue standards on its financial statements. The Company intends to complete its evaluation during its fiscal year ending June 30, 2018 (“fiscal 2018”).

In July 2015, FASB issued ASU 2015–11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015–11 effective July 1, 2017, which had no material impact on its financial statements or financial statement disclosures.

In February 2016, FASB issued ASU 2016–02, “Leases (Topic 842).” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016–02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company has evaluated ASU 2016–02 and expects that it will have no material impact on its financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

In March 2016, FASB issued ASU 2016–09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements. ASU 2016–09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016–09 effective July 1, 2017, which had no material impact on its previously reported financial statements in the Company’s Annual Report on Form 10-K for fiscal 2017. The Company has elected to continue to recognize estimated forfeitures as stock-based compensation expense.

Note 2. Inventories

The components of inventory were approximately as follows:

	March 31, 2018	June 30, 2017
Parts inventory	$1,504,000	$1,789,000
Work in process	442,000	205,000
Finished goods	531,000	745,000
Less: Reserve for obsolescence	(270,000)	(180,000)
Total	$2,207,000	$2,559,000

Note 3. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. There were no abandonments of domestic or foreign patents that occurred during the nine months ended March 31, 2018. During fiscal 2017, the Company abandoned certain domestic and foreign patents with net values of approximately $133,000, which were included as an expense in selling, general and administrative expense on the statements of operations. The majority of the pending patents that were abandoned related to the initial development of the Company’s SQL SmartVest technology. During a review of the Company’s patent portfolio it was determined that certain patents proved redundant to a subsequent SQL patent filing and were therefore abandoned. A smaller portion of expense was related to patents that covered technology that management considered outdated, and was no longer in use. Accumulated amortization was $875,000 and $790,000 at March 31, 2018 and June 30, 2017, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2018	Fiscal Year Ended June 30, 2017
Balance, beginning	$721,000	$904,000
Additions	28,000	68,000
Abandonments	—	(133,000)
Amortization expense	(85,000)	(118,000)
Balance, ending	$664,000	$721,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2018	Fiscal Year Ended June 30, 2017
Beginning warranty reserve	$640,000	$660,000
Accrual for products sold	159,000	129,000
Expenditures and costs incurred for warranty claims	(119,000)	(149,000)
Ending warranty reserve	$680,000	$640,000

Note 5. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises future and ongoing U.S. corporate tax obligations by, among other things, lowering U.S. corporate income tax rates. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production manufacturing deduction effective for the Company’s tax year beginning July 1, 2018. For the nine months ended March 31, 2018, these changes under the Tax Act resulted in a net income tax expense of approximately $160,000.

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $173,000 and $626,000, respectively, and the effective tax rates were 35.6% and 44.4%, respectively, for the three and nine months ended March 31, 2018. Estimated income tax expense for the nine months ended March 31, 2018 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Act. Additionally, a discrete tax benefit of approximately $27,000 was recognized during the nine months ended March 31, 2018 as a result of greater federal and state research and development tax credits than what was originally estimated in the Company’s tax provision for fiscal 2017. The net impact of these discrete events increased the effective tax rate by 9.4% during the nine months ended March 31, 2018.

Income tax expense was estimated at $731,000 and the effective tax rate was 36.3% for the nine months ended March 31, 2017. Estimated income tax expense for the nine months ended March 31, 2017 included a recognized tax benefit of approximately $32,000 as a result of the lapse of the statute of limitations on uncertain tax positions, which reduced the effective tax rate for the period by 1.6%.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. Effective December 18, 2017, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2018 or June 30, 2017. Interest on borrowings under the line of credit, if any, would accrue at the prime rate less 0.25% (4.75% at March 31, 2018) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2018, if not renewed. At March 31, 2018, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,116,000 at March 31, 2018 and $1,154,000 as of June 30, 2017. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $3,000 and $6,000 as of March 31, 2018 and June 30, 2017, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 893,058 options granted under the 2014 Plan and prior plans outstanding as of March 31, 2018. There were 9,000 options and 10,000 restricted shares issued under the 2017 Plan outstanding and 881,000 shares available for grant under the 2017 Plan as of March 31, 2018.

The Company recorded approximately $604,000 and $374,000 of compensation expense related to current and past grants of stock options and restricted stock for the nine months ended March 31, 2018 and 2017, respectively. This expense is included in selling, general and administrative expense. As of March 31, 2018, approximately $844,000 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 0.8 years.

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

The following assumptions were used to estimate the fair value of options granted:

	Nine Months Ended March 31, 2018	Fiscal Year Ended June 30, 2017
Risk-free interest rate	1.77% - 2.32%	1.14% - 1.27%
Expected term (years)	6	6
Expected volatility	125.2% - 166.0%	100.5% - 105.8%

Stock Options

The Company issued 182,250 stock options pursuant to the 2014 Plan and 9,000 stock options pursuant to the 2017 Plan during the nine months ended March 31, 2018. Stock option transactions during the nine months ended March 31, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2017	747,634	$2.91
Granted	191,250	$5.66
Exercised	(18,492)	$3.38
Cancelled or Forfeited	(18,334)	$3.59
Outstanding at March 31, 2018	902,058	$3.47

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2018, the weighted average remaining contractual term for all outstanding stock options was 5.55 years and their aggregate intrinsic value was approximately $1,764,000. Outstanding at March 31, 2018 were 902,058 stock options issued to employees, of which 572,228 were exercisable and had an aggregate intrinsic value of approximately $1,476,000.

Restricted Stock

The Company’s 2014 Plan permitted and its 2017 Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the nine months ended March 31, 2018, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $5.53 per share, and to directors totaling 10,000 shares of common stock, with a vesting term of six months and a fair value of $5.77 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the nine months ended March 31, 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares of Restricted Stock Unvested at June 30, 2017	29,998	$3.15
Granted	40,000	$5.59
Vested	–	–
Forfeited	–	–
Shares of Restricted Stock Unvested at March 31, 2018	69,998	$4.54

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

Results of Operations

Revenues

Revenue for the three and nine month periods ended March 31, 2018 and 2017 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
Total Revenue	$7,091	$6,670	$421	6.3%	$20,457	$18,587	$1,870	10.1%
Home Care Revenue	6,465	6,078	387	6.4%	18,951	16,712	2,239	13.4%
Institutional Revenue	506	437	69	15.8%	1,120	1,388	(268)	(19.3%)
International Revenue	120	155	(35)	(22.6%)	386	487	(101)	(20.7%)

Home Care Revenue. Home care revenue for the three months ended March 31, 2018 was approximately $6,465,000, an increase of approximately $387,000 compared to the same period in fiscal 2017, or 6.4%. The increase in home care revenue for the three months ended March 31, 2018 was primarily driven by a higher average selling price per device, which was partially offset by a lower level of referrals and approvals as compared to the prior year period.

For the nine months ended March 31, 2018, home care revenue was approximately $18,951,000, an increase of approximately $2,239,000, or 13.4%, compared to the same period in fiscal 2017. During the nine months ended March 31, 2017, home care revenue was negatively impacted by the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000. The repayment resulted from the state Medicaid program’s reinterpretation of its reimbursement process and a reduction in its allowable payments. We believe that the repayment was a one-time event and is not reflective of other state Medicaid reimbursement processes.

After taking into consideration the negative impact of the retroactive repayment during the prior year, the increase in home care revenue for the nine months ended March 31, 2018 was primarily driven by greater number of approvals, and a higher average selling price per device as compared to the prior year.

Institutional Revenue. Institutional revenue for the three months ended March 31, 2018 was approximately $506,000, representing an increase of approximately $69,000, or 15.8%, compared to the same period in fiscal 2017. Institutional revenue for the nine months ended March 31, 2018 was approximately $1,120,000, representing a decrease of approximately $268,000, or 19.3%, compared to the same period in fiscal 2017. The increase in institutional revenue for the three months ended March 31, 2018 was due to an increase in the number of units sold partially offset by a lower selling price and decrease in the number of single patient use garments sold compared to the same period in the prior fiscal year. The decrease in revenue for the nine months ended March 31, 2018 was due to a decrease in the number of units and single patient use garments sold compared to the same period in the prior year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended March 31, 2018 was approximately $120,000, representing a decrease of approximately $35,000, or 22.6%, compared to the same period in fiscal 2017. For the nine months ended March 31, 2018, international revenue was approximately $386,000, a decrease of approximately $101,000, or 20.7%, from the same period in fiscal 2017. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $5,599,000, or 79.0% of net revenues, for the three months ended March 31, 2018, from approximately $5,313,000, or 79.7% of net revenues, in the same period in fiscal 2017. Gross profit increased to approximately $16,123,000, or 78.8% of net revenues, for the nine months ended March 31, 2018, from approximately $14,567,000, or 78.4% of net revenues, in the same period in fiscal 2017. The increase in gross profit for the three and nine months ended March 31, 2018 was primarily related to increases in domestic home care revenue. The increase in gross profit as a percentage of net revenue was driven by a higher level of net revenue recognized per new device placement as compared to the same period in the prior year, which was partially offset by the additional costs to manufacture the SmartVest SQL with SmartVest Connect ™ wireless technology. Additionally, gross profit for the nine months ended March 31, 2017 was negatively impacted by the retroactive repayment of previously collected and recognized revenue to a state Medicaid program totaling approximately $212,000.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $5,072,000 and $14,535,000 for the three and nine months ended March 31, 2018, respectively, representing an increase of approximately $877,000 and $2,556,000, or 20.9% and 21.3%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $2,942,000 and $8,340,000 for the three and nine months ended March 31, 2018, respectively, representing an increase of approximately $434,000 and $1,445,000, or 17.3% and 21.0%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to additional employees in sales, annual salary increases, higher share-based equity compensation expense, and additional sales incentives on higher revenue accruals.

Professional fees for the three and nine months ended March 31, 2018 were approximately $511,000 and $1,527,000, respectively, an increase of approximately $147,000 and $491,000, or 40.4% and 47.4%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, general and administrative temporary labor, information technology (“IT”) security and backup, and consulting fees for sales training. The increase in professional fees was primarily due to increases in general and administrative temporary labor, IT, consulting fees and legal costs.

Recruiting fees for the three and nine months ended March 31, 2018 were approximately $117,000 and $414,000, respectively, an increase of approximately $75,000 and $214,000, or 178.6% and 107.0%, respectively, compared to the same period in the prior year. The increase in recruiting fees was due primarily to adding more employees in sales and administrative roles as compared to the prior year.

Travel, meals and entertainment expenses were approximately $567,000 and $1,581,000 for the three and nine months ended March 31, 2018, respectively, representing an increase of approximately $104,000 and $263,000, or 22.5% and 20.0%, respectively, compared to the same periods in the prior year. The increase was due primarily to additional sales personnel.

SG&A expenses included a loss on the abandonment of certain domestic and foreign patents with net values of approximately $111,000 during the nine months ended March 31, 2017. No losses on the abandonment of patents were recognized during the three months ended March 31, 2018, the nine months ended March 31, 2018, or the three months ended March 31, 2017.

Research and development expenses. Research and development (“R&D”) expenses were approximately $43,000 and $170,000 for the three and nine months ended March 31, 2018, respectively, representing a decrease of approximately $38,000 and $362,000, respectively, compared to the same periods in the prior year. R&D expenses for the three and nine months ended March 31, 2018 were 0.6% and 0.8% of revenue, respectively, compared to 1.2% and 2.9% of revenue for the same periods in the prior year. During the fiscal year ended June 30, 2016, we began developing SmartVest Connect, a new wireless connectivity feature for our HFCWO device which allows data connection between physicians and patients. We believe SmartVest Connect will strengthen our patient and clinician partnerships, leading to greater therapy adherence and improved quality of life for individuals with compromised pulmonary function. We launched SmartVest Connect in June 2017. As a percentage of net revenues, we expect spending on R&D expenses to remain consistent through the remainder of our fiscal 2018. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of sales as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expenses, as we improve our internal processes or enhance our customer service.

Interest income (expense), net

Net interest income was approximately $1,000 for the three months ended March 31, 2018 while net interest expense was $8,000 for the nine months ended March 31, 2018, compared to $9,000 and $41,000 of net interest expense in the comparable prior year periods. An increase in interest income, a lower effective interest rate on outstanding borrowings, lower deferred financing costs and a lower level of debt as compared to the prior year are the key factors driving the year-over-year comparability in net interest.

Income tax expense

Income tax expense was estimated at approximately $173,000 and $626,000 and the effective tax rates were 35.6% and 44.4%, respectively, for the three and nine months ended March 31, 2018. Estimated income tax expense for the nine months ended March 31, 2018 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted by the U.S. federal government on December 22, 2017. Additionally, a discrete tax benefit of approximately $27,000 was recognized during the nine months ended March 31, 2018 as a result of greater federal and state R&D tax credits than what was originally estimated in our tax provision for fiscal 2017. The net impact of these discrete events increased the effective tax rate by 9.4% during the nine months ended March 31, 2018.

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

Net income

Net income for the three and nine months ended March 31, 2018 was approximately $313,000 and $783,000, respectively, compared to net income of approximately $648,000 and $1,283,000 for the same periods in the prior year. The year-over-year decrease in net income was driven primarily by higher SG&A expenses related to hiring additional new employees, which was partially offset by an increase in gross profit driven by higher revenue and lower R&D expenses as compared to the prior year. Additionally, net income for the nine months ended March 31, 2018 was affected by discrete tax events, including the $160,000 re-measurement of certain deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2018, net cash provided by operating activities was approximately $1,872,000. Cash flows provided by operating activities consisted of net income of approximately $783,000, non-cash expenses of $1,233,000 and a decrease in inventory of $373,000. These cash flows from operating activities were partially offset by a decrease in taxes payable of $157,000, an increase in accounts receivable of $125,000, an increase in taxes receivable of $91,000, an increase in prepaid expenses of $90,000 and a decrease in accounts payable and accrued liabilities of $54,000.

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

Cash Flows from Investing Activities

For the nine months ended March 31, 2018, cash used in investing activities was approximately $407,000. Cash used in investing activities consisted of approximately $379,000 in expenditures for property and equipment and $28,000 in payments for patent costs.

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

Cash Flows from Financing Activities

For the nine months ended March 31, 2018, cash provided by financing activities was approximately $24,000, which consisted of $62,000 received from the exercise of options offset by principal payments on long-term debt of $38,000.

For the nine months ended March 31, 2017, cash used in financing activities was approximately $41,000, which consisted of principal payments on long-term debt of $36,000, and payments of deferred financing fees of $5,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $16,174,000 as of March 31, 2018 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2017, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate less 0.25% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2018, if not renewed. At March 31, 2018, the maximum $2,500,000 was available under the line of credit and the applicable interest rate (the prime rate) was 4.75%. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, we also have a term loan, which had an outstanding principal balance of approximately $1,116,000 at March 31, 2018 and $1,154,000 as of June 30, 2017. The term loan was refinanced effective December 18, 2016, reducing the interest rate from 5.00% to 3.88%. The unamortized debt issuance cost associated with this debt was approximately $3,000 and $6,000 as of March 31, 2018 and June 30, 2017, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of March 31, 2018.

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

For the nine months ended March 31, 2018 and 2017, we spent approximately $379,000 and $426,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2018, we issued 16,242 shares of our common stock pursuant to an exercise by the holder of an equity award to purchase 40,000 shares of our common stock for cash proceeds totaling approximately $57,000, representing an exercise price of $3.50 per share. The shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001–34839.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: May 8, 2018
/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date: May 8, 2018	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)