Form 10-Q
period 2018-09-30
Electromed, Inc.
filed 2018-11-13
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 8,353,584 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 9, 2018.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
Assets
Current Assets
Cash	$7,747,129	$7,455,844
Accounts receivable (net of allowances for doubtful accounts of $45,000)	11,545,915	11,811,308
Contract assets	835,831	776,338
Inventories	2,840,407	2,486,848
Prepaid expenses and other current assets	415,476	751,541
Total current assets	23,384,758	23,281,879

Property and equipment, net	2,965,526	3,091,242
Finite-life intangible assets, net	641,039	649,103
Other assets	5,907	5,907
Deferred income taxes	517,000	364,000
Total assets	$27,514,230	$27,392,131

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt, net of debt issuance costs	$1,089,120	$1,101,043
Accounts payable	850,477	810,644
Accrued compensation	1,111,438	1,269,849
Income tax payable	156,640	397,390
Warranty reserve	730,000	760,000
Other accrued liabilities	542,513	464,357
Total current liabilities	4,480,188	4,803,283

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,329,826 and 8,288,659 issued and outstanding at September 30, 2018 and June 30, 2018, respectively	83,298	82,887
Additional paid-in capital	15,243,494	14,953,103
Retained earnings	7,707,250	7,552,858
Total shareholders’ equity	23,034,042	22,588,848
Total liabilities and shareholders’ equity	$27,514,230	$27,392,131

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenues	$7,275,883	$6,304,322
Cost of revenues	1,733,051	1,613,604
Gross profit	5,542,832	4,690,718

Operating expenses
Selling, general and administrative	5,275,755	4,520,905
Research and development	68,137	70,663
Total operating expenses	5,343,892	4,591,568
Operating income	198,940	99,150

Interest income (expense), net	13,452	(4,199)
Net income before income taxes	212,392	94,951

Income tax expense	58,000	14,000
Net income	$154,392	$80,951

Income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted-average common shares outstanding:
Basic	8,260,131	8,200,167
Diluted	8,637,990	8,614,633

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$154,392	$80,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	164,856	164,070
Amortization of finite-life intangible assets	29,850	28,258
Amortization of debt issuance costs	979	2,197
Share-based compensation expense	257,234	190,385
Deferred income taxes	(153,000)	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	265,393	376,479
Contract assets	(59,493)	(397)
Inventories	(349,439)	118,187
Prepaid expenses and other assets	336,065	(180,740)
Income tax receivable	–	(226,582)
Income tax payable	(240,750)	(156,524)
Accounts payable and accrued liabilities	(103,253)	(38,157)
Net cash provided by operating activities	302,834	328,127

Cash Flows From Investing Activities
Expenditures for property and equipment	(10,429)	(95,011)
Expenditures for finite-life intangible assets	(21,786)	(7,436)
Net cash used in investing activities	(32,215)	(102,447)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(12,902)	(12,397)
Issuance of common stock upon exercise of options	33,568	–
Net cash provided by (used in) financing activities	20,666	(12,397)
Net increase in cash	291,285	213,283
Cash
Beginning of period	7,455,844	5,573,709
End of period	$7,747,129	$5,786,992

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $135,000 and $101,000 for the three months ended September 30, 2018 and 2017, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“fiscal 2018”).

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 375,750 and 177,750 for the three months ended September 30, 2018 and 2017, respectively.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The new section replaces ASC 605, “Revenue Recognition,” and replaces all revenue guidance for specialized transactions and industries. The new section is intended to conform revenue accounting principles to concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information.

The Company has adopted the new standard effective July 1, 2018, utilizing the full retrospective method, which required the Company to recast each prior reporting period presented and included adjustments with the cumulative impact of increasing retained earnings by $0.8 million as of July 1, 2017. The Company has updated its control framework for new internal controls and made changes to existing controls related to the new revenue recognition standard.

Primary changes resulting from the adoption of ASC 606:

The Company’s adoption of ASC 606 resulted in a change to the timing of revenue recognition, primarily driven by the following:

●	Some of the SmartVest® Airway Clearance Systems (“SmartVest Systems”) are sold to customers (patients) who have coverage with certain third-party insurance provider from which the Company receives reimbursements on a monthly installment basis over a specific term. The ultimate amount of consideration received can be significantly less than expected if the applicable third-party insurance provider discontinues payments due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the system. As the transaction price was not deemed to be fixed and determinable, the Company previously deferred revenue recognition at the time of sale and recognized revenue as each installment became billable and other criteria were met. Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and through the duration of the contract based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment. This results in an acceleration of the timing of revenue recognition relative to prior accounting treatment.

●	The Company sells the SmartVest Systems to patients under circumstances where it believes the criteria for reimbursement under government or commercial payer contracts has been met; however, coverage is unconfirmed or payments are under appeal, leading to uncertainty as to the amount of the transaction price that will be collected. Additionally, amounts due directly from patients for deductibles, coinsurance and copays may be subject to implicit price concessions if the patient becomes unable to pay due to hospitalization or death. Previously, the Company fully deferred revenue at the time of sale until the transaction price for these contracts was deemed to be fixed and determinable (i.e., when the appeal was settled, or payment was received). Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and reassess throughout the contract period based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment or delivery.

Impact on Previously Reported Results:

The following table presents a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 606:

	For the three months ended September 30, 2017
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$6,381,778	$(77,456)	$6,304,322
Cost of revenues	1,445,284	168,320	1,613,604
Gross profit	4,936,494	(245,776)	4,690,718
Operating expenses
Selling, general and administrative	4,703,512	(182,607)	4,520,905
Research and development	70,663	–	70,663
Total operating expenses	4,774,175	(182,607)	4,591,568
Operating income	162,319	(63,169)	99,150
Interest income (expense), net	(4,199)	–	(4,199)
Net income before income taxes	158,120	(63,169)	94,951
Income tax expense	37,000	(23,000)	14,000
Net income	$121,120	$(40,169)	$80,951
Income per share:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 606:

	June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Current Assets
Accounts receivable, net of allowances for doubtful accounts	$11,563,208	$248,100	$11,811,308
Contract assets	–	776,338	$776,338
Inventories	2,360,693	126,155	2,486,848
Prepaid expenses and other current assets	832,202	(80,661)	751,541
Other assets	91,912	(86,005)	5,907
Deferred income taxes	594,000	(230,000)	364,000
Liabilities and Shareholders’ Equity
Accrued compensation	1,209,738	60,111	1,269,849
Retained earnings	6,859,042	693,816	7,552,858

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 606:

	For the three months ended September 30, 2017
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flows From Operating Activities
Net income	$121,120	$(40,169)	$80,951
Deferred taxes	(7,000)	(23,000)	(30,000)
Accounts receivable	305,627	70,852	376,479
Contract assets	–	(397)	(397)
Inventories	115,588	2,599	118,187
Prepaid expenses and other assets	(172,097)	(8,643)	(180,740)
Accounts payable and accrued liabilities	(36,915)	(1,242)	(38,157)

Lease Accounting:

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating ASU 2016-02 and expects that it will have no material impact on its financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

Note 2. Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under Performance obligations.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement). If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under ASC 340-40, “Other Assets and Deferred Costs”, or other applicable guidance are met.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of SmartVest Systems after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the condensed balance sheets as further described below under Accounts receivable and Contract assets.

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	For the three months ended September 30,
	2018	2017 As Adjusted
Home care	$6,722,394	$5,908,508
Institutional	418,904	294,733
International	134,585	101,081
Total	$7,275,883	$6,304,322

In the following table, homecare revenue is disaggregated by payer type:

	For the three months ended September 30,
	2018	2017 As Adjusted
Commercial	$3,356,668	$2,809,750
Medicare	2,911,209	2,500,849
Medicaid	251,785	422,207
Other	202,732	175,702
Total	$6,722,394	$5,908,508

Revenues in the Company’s home care and international markets are recognized at a point in time when control passes to the customer upon product shipment or delivery. Revenues in the Company’s institutional market include sales recognized at a point in time upon shipment or delivery as well as revenues recognized over time under operating leases.

Performance obligations and Transaction Price. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations and the timing or method of revenue recognition in each of the Company’s markets are discussed below:

Home care market. In the Company’s home care market, its customers are patients who use the SmartVest® System. The various models of the SmartVest® System are comprised of three main components - a generator, a vest and a connecting hose that are sold together as an integrated unit. Accordingly, in contracts within the home care market, the Company regards the SmartVest® System to be a single performance obligation.

The Company makes available to its home care patients limited post-sale services that are not material in the context of the contracts, either individually or taken together, and therefore does not consider them to be performance obligations. The costs associated with the services are accrued and expensed when the related revenues are recognized. As such, transactions in the home care market consist of a single performance obligation, the SmartVest System.

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid, and the Veteran’s Administration to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either 1) outright sale, in which payment is received from the payer based on standard terms, 2) capped installment sale, under which the system is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or 3) installment sale under which Systems are paid for over a period of several months as long as the patient continues to use the System.

Regardless of type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, in spite of possible payment cancelation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the system. However, once delivered to a patient who needs the System, the patient is under no obligation to return the system should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point in time revenue recognition. Control transfers to the patient, and revenue is recognized upon shipment of the system. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered (see additional discussion under Accounts receivable and Contract assets below).

The Company’s contractually stated transaction prices in the home care market are generally set by the terms of the contracts negotiated with insurance companies or by government programs. The transaction price for the Company’s products may be further impacted by variable consideration. ASC 606 requires the Company to adjust the transaction price at contract inception and throughout the contract duration for the estimated value of payments to be received from insurance payers based on historical experience and other available information, subject to the constraint on estimates of variable consideration. Transactions requiring estimates of variable consideration primarily include (i) capped installment payments which are subject to the third-party payer’s termination due to changes in insurance coverage, death or the patient’s discontinued use of the system, (ii) contracts under appeal and (iii) patient responsibility amounts for deductibles, coinsurance, copays and other similar payments.

Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical collection patterns to estimate variable consideration for portfolios of contracts. The Company’s estimates of variable consideration consists of amounts it may receive from insurance providers in excess of its initial revenue estimate due to patients meeting deductibles or coinsurance during the payment duration, changes to a patients insurance status, changes in an insurance allowable, claims in appeals with Medicare and amounts received directly from patients for their allowable or coinsurance. The Company believes it has representative historical information to estimate the amount of variable consideration in relevant portfolios considering the significant experience it has with each portfolio and the similarity of patient accounts within a portfolio. The analysis includes steps to ensure that revenue recognized on a portfolio basis does not result in a material difference when compared with an individual contract approach. The Company also leverages its historical experience and all available relevant information for each portfolio of contracts to minimize the risk its estimates used to arrive at the transaction price will result in a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

For example, for contracts in which the Company believes the criteria for reimbursement under government or commercial payer contracts have been met but for which coverage is unconfirmed or payments are under appeal, the Company has significant observable evidence of relatively consistent claims recovery experience over the prior three to five years. The Company believes the low volatility in historical claims approval rates for populations of patients whose demographics are similar to those of current patients provides reliable predictive value in arriving at estimates of variable consideration in such contracts. Similarly, historical payment trends for recovery of claims subject to payer installments and payments from patients have remained relatively consistent over the past five years. No significant changes in patient demographics or other relevant factors have occurred that would limit the predictive value of such payment trends in estimating variable consideration for current contracts. As a result, the Company believes its estimates of variable consideration are generally not subject to the risk of significant revenue reversal.

For each type of variable consideration discussed above, there are a large number of contracts with similar characteristics with a wide range of possible transaction prices. For that reason, the Company uses the probability-weighted expected value method provided under ASC 606 to estimate variable consideration.

The Company often receives payment from third-party payers for the SmartVest System sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist because the purpose of such terms is not to provide financing to the patient, the payer or the Company. Rather, the extended payment terms are mandated by the government or commercial insurance programs; the fundamental purpose of which is to avoid paying the full purchase price of equipment that may potentially be used by the patient for only a short period of time.

Institutional market. The Company’s institutional sales are made to adult pulmonology clinics, cystic fibrosis centers, neuromuscular clinics, pulmonary rehabilitation centers, hospitals and home health care centers. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rentals - under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the three months ended September 30, 2018 and 2017 were approximately $12,000 and 15,000, respectively.

International market. Sales to international markets are made directly to a number of independent distributors at fixed contract prices that are not subject to further adjustments for variable consideration. Transfer of control of the products occurs upon shipment or delivery to the distributor as applicable.

Product Warranty. The Company offers warranties on its products. These warranties are assurance type warranties not sold on a standalone basis or are otherwise considered immaterial in the context of the contract, and therefore are not considered distinct performance obligations under ASC 606. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.

Accounts receivable. Accounts receivable include amounts billed to customers and third-party payers, for which only the passage of time is required before payment of consideration is due. Amounts due are stated at their net estimated realizable value.

Contract assets. Contract assets include amounts recognized as revenue that are estimates of variable consideration for Medicare appeals where the final determination of the insurance coverage amount is dependent on future approval of an appeal, or when the consideration due to the Company is dependent on a future event such as the patient meeting a deductible prior to the Company’s claim being processed by the payer. Contract assets are classified as current as amounts will turn in to accounts receivable and be collected during the Company’s normal business operating cycle. Contract assets are reclassified to accounts receivable when the right to receive payment is unconditional.

Incremental costs to obtain a contract. Sales incentives paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. However, the recovery period is less than one year as the performance obligation is satisfied upon shipment or delivery. Consequently, the Company will apply the practical expedient provided by ASC 340-40-25-4 and expense sales incentives as incurred. These costs are included in selling, general and administrative expenses in the Company’s condensed statements of operations.

Other practical expedients. The Company did not elect to apply any of the four optional practical expedients that provide relief from applying the requirements of ASC 606 to certain types of contracts in the comparative periods presented when the full retrospective method of adoption is applied.

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	September 30, 2018	June 30, 2018, as adjusted
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$11,545,915	$11,811,308
Contract assets, included in other current assets	$835,831	$776,338

Significant changes in contract assets during the period are as follows:

For the three months ended September 30, 2018
Increase (decrease)
Contract assets, June 30, 2018	$776,338
Reclassification of beginning contract assets to accounts receivable	(479,288)
Contract assets recognized, net of reclassification to accounts receivable	540,908
Decrease as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(2,127)
Contract assets, September 30, 2018	$835,831

Note 3. Inventories

The components of inventory were approximately as follows:

	September 30, 2018	June 30, 2018
Parts inventory	$1,674,000	$1,388,000
Work in process	722,000	621,000
Finished goods	600,000	632,000
Estimated inventory to be returned	114,000	126,000
Less: Reserve for obsolescence	(270,000)	(280,000)
Total	$2,840,000	$2,487,000

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $932,000 and $902,000 at September 30, 2018 and June 30, 2018, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2018	Fiscal Year Ended June 30, 2018
Balance, beginning	$649,000	$721,000
Additions	22,000	46,000
Abandonments	–	(4,000)
Amortization expense	(30,000)	(114,000)
Balance, ending	$641,000	$649,000

Note 5. Warranty Liability

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2018	Fiscal Year Ended June 30, 2018
Beginning warranty reserve	$760,000	$640,000
Accrual for products sold	6,000	273,000
Expenditures and costs incurred for warranty claims	(36,000)	(153,000)
Ending warranty reserve	$730,000	$760,000

Note 6. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises future and ongoing U.S. corporate tax obligations by, among other things, lowering U.S. corporate income tax rates. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a blended U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production manufacturing deduction effective for the Company’s tax year beginning July 1, 2018.

In connection with the adoption of ASC 606, the Company intends to file Form 3115 (Change in Accounting Method) with its federal tax return for the period ending June 30, 2019. Under Rev. Proc. 2018-29, certain accounting method changes related to a taxpayers’ adoption of the new revenue recognition standards under ASC 606 will qualify for automatic approval by the IRS. As a result of the accounting method change, the Company estimates an increase in taxable income of approximately $2.2 million, which is to be recognized over four consecutive years. Therefore, the estimated tax liability resulting from taxable income recognition in year one of approximately $140,000 has been reclassified from deferred taxes to current income tax payable.

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $58,000, and the effective tax rate was 27.3% for the three months ended September 30, 2018.

Income tax expense was estimated at $14,000 and the effective tax rate was 14.7% for the three months ended September 30, 2017. Income tax expense for the three months ended September 30, 2017 included a discrete tax benefit of approximately $25,000 as a result of greater federal and state research and development tax credits than was originally estimated in our tax provision for our fiscal year ended June 30, 2017. This reduced the effective tax rate by 26.3% for the quarter ended September 30, 2017.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2017, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2018 or June 30, 2018. Interest on borrowings under the line of credit, if any, would accrue at the prime rate less 0.25% (5.00% at September 30, 2018) and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2018, if not renewed. At September 30, 2018, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also has a term loan, which had an outstanding principal balance of approximately $1,090,000 at September 30, 2018 and $1,103,000 as of June 30, 2018 and an interest rate of 3.88%. The unamortized debt issuance cost associated with this debt was approximately $1,000 and $2,000 as of September 30, 2018 and June 30, 2018, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. The Company intends to make the final payment to fully satisfy the term loan on or before December 18, 2018. Payment obligations under the term loan are secured by a mortgage on the Company’s real property.

The documents governing the line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 868,558 options granted under the 2014 Plan and prior plans outstanding as of September 30, 2018. There were 200,250 options and 40,000 restricted shares issued under the 2017 Plan outstanding and 659,750 shares available for grant under the 2017 Plan as of September 30, 2018.

The Company recorded approximately $257,000 and $190,000 of compensation expense related to current and past grants of stock options and restricted stock for the three months ended September 30, 2018 and 2017, respectively. This expense is included in selling, general and administrative expense. As of September 30, 2018, approximately $1,461,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted average period of approximately 1.0 years.

The Company recognizes compensation expense related to share-based payment transactions in the financial statements based on the estimated fair value of the award issued. The fair value of each option is estimated using the Black-Scholes pricing model at the time of award grant. The Company estimates the expected life of options based on the expected holding period by the option holder. The risk-free interest rate is based upon observed U.S. Treasury interest rates for the expected term of the options. The Company makes assumptions with respect to expected stock price volatility based upon the historical volatility of its stock price. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipient.

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30, 2018	Fiscal Year Ended June 30, 2018
Risk-free interest rate	2.77%	1.77% - 2.61%
Expected term (years)	6	6
Expected volatility	182.4%	125.2% - 176.5%

Stock Options

The Company issued 181,250 stock options pursuant to the 2017 Plan during the three months ended September 30, 2018. Stock option transactions during the three months ended September 30, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2018	902,059	$3.47
Granted	181,250	$5.42
Exercised	(11,167)	$3.01
Cancelled or Forfeited	(3,334)	$5.53
Outstanding at September 30, 2018	1,068,808	$3.47

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2018, the weighted average remaining contractual term for all outstanding stock options was 5.82 years and their aggregate intrinsic value was approximately $3,103,000. Outstanding at September 30, 2018 were 1,068,808 stock options issued to employees, of which 703,898 were exercisable and had an aggregate intrinsic value of approximately $2,583,000.

Restricted Stock

The Company’s 2017 Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the three months ended September 30, 2018, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $5.42 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the three months ended September 30, 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding Shares of Restricted Stock Unvested at June 30, 2018	29,998	$4.96
Granted	30,000	$5.42
Vested	–	–
Forfeited	–	–
Outstanding Shares of Restricted Stock Unvested at September 30, 2018	59,998	$5.19

Note 9. Commitments and Contingencies

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, or “fiscal 2018.”

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the condensed financial statements in this report, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2018.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements, including the condensed financial statements in this report, include: revenue recognition and the estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation, income taxes and warranty liability.

Results of Operations

Revenues

Revenue for the three-month periods ended September 30, 2018 and 2017 is summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
Total Revenue	$7,276	$6,305	$971	15.4%
Home Care Revenue	6,722	5,909	813	13.8%
Institutional Revenue	419	295	124	42.0%
International Revenue	135	101	34	33.7%

Home Care Revenue. Home care revenue for the three months ended September 30, 2018 was approximately $6,722,000, an increase of approximately $813,000 compared to the same period in fiscal 2018, or 13.8%. The increase in home care revenue for the three months ended September 30, 2018 was primarily due to a higher level of referrals and approvals as compared to the prior year period as a result of a larger field sales staff and continued improvements in our reimbursement operations that led to a greater referral to approval percentage.

Institutional Revenue. Institutional revenue for the three months ended September 30, 2018 was approximately $419,000, representing an increase of approximately $124,000, or 42.0%, compared to the same period in fiscal 2018. The increase in institutional revenue was due to an increase in single patient use garments sold and the number of devices sold, partially offset by a lower selling price per device compared to the same period in the prior fiscal year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three months ended September 30, 2018 was approximately $135,000, representing an increase of approximately $34,000, or 33.7%, compared to the same period in fiscal 2018. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $5,543,000, or 76.2% of net revenues, for the three months ended September 30, 2018, from approximately $4,691,000, or 74.4% of net revenues, in the same period in fiscal 2018. The increase in gross profit for the three months ended September 30, 2018 was primarily related to increases in domestic home care revenue. The increase in gross profit as a percentage of net revenue was driven by a higher level of net revenue recognized per new device placement as compared to the same period in the prior year, which was partially offset by the additional costs to manufacture the SmartVest SQL with SmartVest Connect ™ wireless technology.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $5,276,000 for the three months ended September 30, 2018, representing an increase of approximately $755,000, or 16.7%, compared to the same period in the prior year.

Payroll and compensation-related expenses were approximately $3,408,000 for the three months ended September 30, 2018, representing an increase of approximately $686,000, or 25.2%, compared to the same period in the prior year. The increase in the current year period was due to additional employees in sales and administrative roles, additional sales incentives on higher revenue accruals, annual salary increases, higher share-based equity compensation expense and a higher management bonus accrual.

Professional fees for the three months ended September 30, 2018 were approximately $473,000, an increase of approximately $12,000, or 2.6%, compared to the same period in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) security and backup, and consulting fees for sales training. The increase in professional fees was primarily due to increases in accounting and auditing fees and IT costs, which were partially offset by lower legal expenses.

Recruiting fees for the three months ended September 30, 2018 were approximately $30,000, a decrease of approximately $135,000, or 81.8%, compared to the same period in the prior year. The decrease in recruiting fees was due primarily to fewer new employees hired in sales and administrative roles compared to the prior year period.

Travel, meals and entertainment expenses were approximately $609,000 for the three months ended September 30, 2018, representing an increase of approximately $132,000, or 27.7%, compared to the same period in the prior year. The increase was due primarily to additional sales personnel.

Research and development expenses. Research and development (“R&D”) expenses were approximately $68,000 for the three months ended September 30, 2018, representing a decrease of approximately $3,000 compared to the same period in the prior year. R&D expenses for the three months ended September 30, 2018 were 0.9% of net revenue compared to 1.1% of net revenue for the same period in the prior year. As a percentage of net revenues, we expect spending on R&D expenses to increase as we move through the remainder of our fiscal year ending June 30, 2019. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of sales as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expenses, as we improve our internal processes or enhance our customer service.

Interest income (expense), net

Net interest income was approximately $13,000 for the three months ended September 30, 2018 compared to $4,000 of net interest expense in the comparable prior year period. An increase in interest income and lower deferred financing costs compared to the prior year period are the key factors driving the year-over-year comparability in net interest.

Income tax expense

Income tax expense was estimated at approximately $58,000 and the effective tax rate was 27.3% for the three months ended September 30, 2018.

Income tax expense was estimated at approximately $14,000 and the effective tax rate was 14.7% for the three months ended September 30, 2017. A discrete tax benefit of approximately $25,000 was recognized during the three months ended September 30, 2017 as a result of greater federal and state R&D tax credits than what was originally estimated in our tax provision for the fiscal year ended June 30, 2017. The net impact of this discrete event decreased the effective tax rate by 26.3% during the three months ended September 30, 2017.

Net income

Net income for the three months ended September 30, 2018 was approximately $154,000 compared to $81,000 for the same period in the prior year. The year-over-year increase in net income was driven primarily by higher revenue and lower recruiting costs, which were partially offset by higher SG&A expenses related to year-over-year growth in sales and administrative roles supporting growth initiatives as compared to the prior year.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2018, net cash provided by operating activities was approximately $303,000. Cash flows provided by operating activities consisted of net income of approximately $154,000, a decrease in prepaid expenses and other assets of $336,000, non-cash expenses of $300,000 and a decrease in accounts receivable of $265,000. These cash flows from operating activities were partially offset by an increase in inventory of approximately $349,000, a decrease in taxes payable of $241,000 a decrease in accounts payable and accrued liabilities of $103,000 and a decrease in contract assets of $59,000.

Cash Flows from Investing Activities

For the three months ended September 30, 2018, cash used in investing activities was approximately $32,000. Cash used in investing activities consisted of approximately $10,000 in expenditures for property and equipment and $22,000 in payments for patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2018, cash provided by financing activities was approximately $21,000, which consisted of $34,000 received from the exercise of options offset by principal payments on long-term debt of $13,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $18,906,000 as of September 30, 2018 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2017, we renewed our credit facility, which provides us with a revolving line of credit and a term loan. Interest on borrowings on the line of credit accrues at the prime rate less 0.25% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2018, if not renewed. At September 30, 2018, the maximum $2,500,000 was available under the line of credit and the applicable interest rate prime rate less 0.25% was 5.00% (the prime rate was 5.25%). Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, we also have a term loan, which had an outstanding principal balance of approximately $1,090,000 at September 30, 2018 and $1,103,000 as of June 30, 2018 and an interest rate of 3.88%. The unamortized debt issuance cost associated with this debt was approximately $1,000 and $2,000 as of September 30, 2018 and June 30, 2018, respectively. The term loan bears interest at 3.88%, with monthly payments of principal and interest of approximately $7,900 and a final payment of principal and interest of approximately $1,085,000 due on the maturity date of December 18, 2018. We intend to make the final payment to fully satisfy the term loan on or before December 18, 2018. Payment obligations under the term loan are secured by a mortgage on our real property.

The documents governing our line of credit and term loan contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of September 30, 2018.

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

For the three months ended September 30, 2018 and 2017, we spent approximately $10,000 and $95,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

Changes to Internal Control Over Financial Reporting

Effective July 1, 2018 we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers. Changes were made to relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
10.1*	Description of Fiscal Year 2019 Officer Bonus Plan*	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically

*Management compensatory contract or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.
Date: November 13, 2018
/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date: November 13, 2018
/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer
(principal financial officer and principal accounting officer)