Form 10-Q
period 2018-12-31
Electromed, Inc.
filed 2019-02-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

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

There were 8,384,184 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 8, 2019.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
Assets
Current Assets
Cash	$7,211,122	$7,455,844
Accounts receivable (net of allowances for doubtful accounts of $45,000)	11,937,466	11,811,308
Contract assets	781,806	776,338
Inventories	2,735,934	2,486,848
Prepaid expenses and other current assets	329,327	751,541
Income tax receivable	24,860	–
Total current assets	23,020,515	23,281,879
Property and equipment, net	2,875,807	3,091,242
Finite-life intangible assets, net	618,034	649,103
Other assets	6,257	5,907
Deferred income taxes	361,000	364,000
Total assets	$26,881,613	$27,392,131

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt, net of debt issuance costs	$–	$1,101,043
Accounts payable	713,097	810,644
Accrued compensation	1,195,479	1,269,849
Income tax payable	–	397,390
Warranty reserve	790,000	760,000
Other accrued liabilities	372,494	464,357
Total current liabilities	3,071,070	4,803,283

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,384,184 and 8,288,659 issued and outstanding at December 31, 2018 and June 30, 2018, respectively	83,842	82,887
Additional paid-in capital	15,641,714	14,953,103
Retained earnings	8,084,987	7,552,858
Total shareholders’ equity	23,810,543	22,588,848
Total liabilities and shareholders’ equity	$26,881,613	$27,392,131

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net revenues	$8,012,487	$6,963,044	$15,288,370	$13,267,366
Cost of revenues	1,950,040	1,560,427	3,683,039	3,174,032
Gross profit	6,062,447	5,402,617	11,605,331	10,093,334

Operating expenses
Selling, general and administrative	5,152,394	4,575,172	10,428,148	9,096,076
Research and development	237,838	56,794	306,028	127,458
Total operating expenses	5,390,232	4,631,966	10,734,176	9,223,534
Operating income	672,215	770,651	871,155	869,800
Interest income (expense), net	16,521	(4,894)	29,974	(9,093)
Net income before income taxes	688,736	765,757	901,129	860,707

Income tax expense	311,000	346,000	369,000	360,000
Net income	$377,736	$419,757	$532,129	$500,707

Income per share:
Basic	$0.05	$0.05	$0.06	$0.06
Diluted	$0.04	$0.05	$0.06	$0.06

Weighted-average common shares outstanding:
Basic	8,298,961	8,200,167	8,279,493	8,200,167
Diluted	8,669,739	8,648,886	8,658,346	8,645,987

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$532,129	$500,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	329,947	329,719
Amortization of finite-life intangible assets	59,863	56,610
Amortization of debt issuance costs	1,958	4,394
Share-based compensation expense	500,745	386,248
Deferred income taxes	3,000	(50,000)
Loss of disposal of property and equipment	1,198	–
Changes in operating assets and liabilities:
Accounts receivable	(126,158)	347,190
Contract assets	(5,468)	7,356
Inventories	(242,459)	169,723
Prepaid expenses and other assets	421,864	4,074
Income tax receivable	(24,860)	–
Income tax payable	(397,390)	(72,414)
Accounts payable and accrued liabilities	(233,780)	(153,824)
Net cash provided by operating activities	820,589	1,529,783

Cash Flows From Investing Activities
Expenditures for property and equipment	(122,337)	(228,176)
Expenditures for finite-life intangible assets	(28,794)	(10,038)
Net cash used in investing activities	(151,131)	(238,214)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(1,103,001)	(25,041)
Issuance of common stock upon exercise of options	188,821	–
Net cash used in financing activities	(914,180)	(25,041)
Net (decrease) increase in cash	(244,722)	1,266,528
Cash
Beginning of period	7,455,844	5,573,709
End of period	$7,211,122	$6,840,237

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $414,000 and $267,000 for the six months ended December 31, 2018 and 2017, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“fiscal 2018”).

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, the valuation of intangible and long-lived assets, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into shares of common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 356,084 and 177,750 for the three and six months ended December 31, 2018 and 2017, respectively.

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

The Company adopted the new standard effective July 1, 2018, utilizing the full retrospective method, which required the Company to recast each prior reporting period presented and included adjustments with the cumulative impact of increasing retained earnings by $0.8 million as of July 1, 2017. The Company has updated its control framework for new internal controls and made changes to existing controls related to the new revenue recognition standard.

Primary changes resulting from the adoption of ASC 606:

The Company’s adoption of ASC 606 resulted in a change to the timing of revenue recognition, primarily driven by the following:

●	Some of the SmartVest® Airway Clearance Systems (“SmartVest Systems”) are sold to customers (patients) who have coverage with certain third-party insurance providers from which the Company receives reimbursements on a monthly installment basis over a specific term. The ultimate amount of consideration received can be significantly less than expected if the applicable third-party insurance provider discontinues payments due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the system. As the transaction price was not deemed to be fixed and determinable, the Company previously deferred revenue recognition at the time of sale and recognized revenue as each installment became billable and other criteria were met. Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and through the duration of the contract based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment. This results in an acceleration of the timing of revenue recognition relative to prior accounting treatment.

●	The Company sells the SmartVest Systems to patients under circumstances where it believes the criteria for reimbursement under government or commercial payer contracts has been met; however, coverage is unconfirmed or payments are under appeal, leading to uncertainty as to the amount of the transaction price that will be collected. Additionally, amounts due directly from patients for deductibles, coinsurance and copays may be subject to implicit price concessions if the patient becomes unable to pay due to hospitalization or death. Previously, the Company fully deferred revenue at the time of sale until the transaction price for these contracts was deemed to be fixed and determinable (i.e., when the appeal was settled, or payment was received). Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and reassess throughout the contract period based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment or delivery.

Impact on Previously Reported Results:

The following tables present a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 606:

	For the three months ended December 31, 2017
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$6,984,626	$(21,582)	$6,963,044
Cost of revenues	1,398,001	162,426	1,560,427
Gross profit	5,586,625	(184,008)	5,402,617
Operating expenses
Selling, general and administrative	4,759,652	(184,480)	4,575,172
Research and development	56,794	–	56,794
Total operating expenses	4,816,446	(184,480)	4,631,966
Operating income	770,179	472	770,651
Interest income (expense), net	(4,894)	–	(4,894)
Net income before income taxes	765,285	472	765,757
Income tax expense	416,000	(70,000)	346,000
Net income	$349,285	$70,472	$419,757
Income per share:
Basic	$0.04	$0.01	$0.05
Diluted	$0.04	$0.01	$0.05

	For the six months ended December 31, 2017
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$13,366,405	$(99,039)	$13,267,366
Cost of revenues	2,843,286	330,746	3,174,032
Gross profit	10,523,119	(429,785)	10,093,334
Operating expenses
Selling, general and administrative	9,463,163	(367,087)	9,096,076
Research and development	127,458	–	127,458
Total operating expenses	9,590,621	(367,087)	9,223,534
Operating income	932,498	(62,698)	869,800
Interest income (expense), net	(9,093)	–	(9,093)
Net income before income taxes	923,405	(62,698)	860,707
Income tax expense	453,000	(93,000)	360,000
Net income	$470,405	$30,302	$500,707
Income per share:
Basic	$0.06	$0.00	$0.06
Diluted	$0.05	$0.01	$0.06

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 606:

	June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Current Assets
Accounts receivable, net of allowances for doubtful accounts	$11,563,208	$248,100	$11,811,308
Contract assets	–	776,338	$776,338
Inventories	2,360,693	126,155	2,486,848
Prepaid expenses and other current assets	832,202	(80,661)	751,541
Other assets	91,912	(86,005)	5,907
Deferred income taxes	594,000	(230,000)	364,000
Liabilities and Shareholders’ Equity
Accrued compensation	1,209,738	60,111	1,269,849
Retained earnings	6,859,042	693,816	7,552,858

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 606:

	For the six months ended December 31, 2017
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flows From Operating Activities
Net income	$470,405	$30,302	$500,707
Deferred taxes	43,000	(93,000)	(50,000)
Accounts receivable	269,390	77,800	347,190
Contract assets	–	7,356	7,356
Inventories	183,617	(13,894)	169,723
Prepaid expenses and other assets	8,461	(4,387)	4,074
Accounts payable and accrued liabilities	(149,647)	(4,177)	(153,824)

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

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017 As Adjusted	2018	2017 As Adjusted
Home care	$7,330,927	$6,490,451	$14,053,321	$12,398,959
Institutional	401,901	306,645	820,806	601,378
International	279,659	165,948	414,243	267,029
Total	$8,012,487	$6,963,044	$15,288,370	$13,267,366

In the following table, homecare revenue is disaggregated by payer type:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017 As Adjusted	2018	2017 As Adjusted
Commercial	$3,477,768	$3,062,975	$6,834,435	$5,872,725
Medicare	3,239,434	2,782,039	6,150,643	5,282,888
Medicaid	465,331	448,827	717,116	871,034
Other	148,394	196,610	351,127	372,312
Total	$7,330,927	$6,490,451	$14,053,321	$12,398,959

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

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid, and the Veteran’s Administration to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (1) outright sale, in which payment is received from the payer based on standard terms, (2) capped installment sale, under which the system is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (3) installment sale under which Systems are paid for over a period of several months as long as the patient continues to use the System.

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

Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical collection patterns to estimate variable consideration for portfolios of contracts. The Company’s estimates of variable consideration consist of amounts it may receive from insurance providers in excess of its initial revenue estimate due to patients meeting deductibles or coinsurance during the payment duration, changes to a patient’s insurance status, changes in an insurance allowable, claims in appeals with Medicare and amounts received directly from patients for their allowable or coinsurance. The Company believes it has representative historical information to estimate the amount of variable consideration in relevant portfolios considering the significant experience it has with each portfolio and the similarity of patient accounts within a portfolio. The analysis includes steps to ensure that revenue recognized on a portfolio basis does not result in a material difference when compared with an individual contract approach. The Company also leverages its historical experience and all available relevant information for each portfolio of contracts to minimize the risk its estimates used to arrive at the transaction price will result in a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Institutional market. The Company’s institutional sales are made to adult pulmonology clinics, cystic fibrosis centers, neuromuscular clinics, pulmonary rehabilitation centers, hospitals and home health care centers. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rentals - Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the six months ended December 31, 2018 and 2017 were approximately $25,000 and $34,000, respectively.

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

Contract assets. Contract assets include amounts recognized as revenue that are estimates of variable consideration for Medicare appeals where the final determination of the insurance coverage amount is dependent on future approval of an appeal, or when the consideration due to the Company is dependent on a future event such as the patient meeting a deductible prior to the Company’s claim being processed by the payer. Contract assets are classified as current as amounts will turn into accounts receivable and be collected during the Company’s normal business operating cycle. Contract assets are reclassified to accounts receivable when the right to receive payment is unconditional.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	December 31, 2018	June 30, 2018, as adjusted
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$11,937,466	$11,811,308
Contract assets, included in other current assets	$781,806	$776,338

Significant changes in contract assets during the period are as follows:

For the six months ended December 31, 2018
Increase (decrease)
Contract assets, June 30, 2018	$776,338
Reclassification of beginning contract assets to accounts receivable	(1,066,882)
Contract assets recognized, net of reclassification to accounts receivable	1,093,595
Decrease as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(21,245)
Contract assets, December 31, 2018	$781,806

Note 3. Inventories

The components of inventory were approximately as follows:

	December 31, 2018	June 30, 2018
Parts inventory	$1,698,000	$1,388,000
Work in process	754,000	621,000
Finished goods	434,000	632,000
Estimated inventory to be returned	120,000	126,000
Less: Reserve for obsolescence	(270,000)	(280,000)
Total	$2,736,000	$2,487,000

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $956,000 and $902,000 at December 31, 2018 and June 30, 2018, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Six Months Ended December 31, 2018	Fiscal Year Ended June 30, 2018
Balance, beginning	$649,000	$721,000
Additions	29,000	46,000
Abandonments	–	(4,000)
Amortization expense	(60,000)	(114,000)
Balance, ending	$618,000	$649,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2018	Fiscal Year Ended June 30, 2018
Beginning warranty reserve	$760,000	$640,000
Accrual for products sold	103,000	273,000
Expenditures and costs incurred for warranty claims	(73,000)	(153,000)
Ending warranty reserve	$790,000	$760,000

Note 6. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) significantly revised future and ongoing U.S. corporate tax obligations by, among other things, lowering U.S. corporate income tax rates. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a blended U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production manufacturing deduction effective for the Company’s tax year beginning July 1, 2018.

In connection with the adoption of ASC 606, the Company intends to file Form 3115 (Change in Accounting Method) with its federal tax return for the period ending June 30, 2019. Under Rev. Proc. 2018-29, certain accounting method changes related to a taxpayers’ adoption of the new revenue recognition standards under ASC 606 will qualify for automatic approval by the Internal Revenue Service. As a result of the accounting method change, the Company estimates an increase in taxable income of approximately $2.2 million, which is to be recognized over four consecutive years. Therefore, the estimated tax liability resulting from taxable income recognition in year one of approximately $140,000 has been reclassified from deferred taxes to current income tax payable.

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $311,000 and $369,000 and the effective tax rates were 45.2% and 40.9%, respectively, for the three and six months ended December 31, 2018. Estimated income tax expense for the three and six months ended December 31, 2018 includes a discrete deferred tax expense of approximately $126,000 related to unexercised fully-vested stock options that expired on November 24, 2018 and a discrete current tax benefit of approximately $9,000 related to the excess tax benefit of non-qualified stock options exercised during the period. The net impact of these discrete events increased the estimated effective tax rates by 17.0% and 13.0% during the three and six months ended December 31, 2018, respectively.

Income tax expense was estimated at approximately $346,000 and $360,000 and the effective tax rates were 45.2% and 41.8%, respectively, for the three and six months ended December 31, 2017. Estimated income tax expense for the three and six months ended December 31, 2017 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Act. Additionally, a discrete tax benefit of approximately $2,000 and $27,000 was recognized during the three and six months ended December 31, 2017, respectively, as a result of greater federal and state research and development tax credits than what was originally estimated in our tax provision for our fiscal year ended June 30, 2017. The net impact of these discrete events increased the estimated effective tax rates by 20.6% and 15.5% during the three and six months ended December 31, 2017, respectively.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2018, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2018 or June 30, 2018. Interest on borrowings under the line of credit, if any, accrues at the prime rate (5.50% at December 31, 2018) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2019, if not renewed. At December 31, 2018, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all of the tangible and intangible assets of the Company.

In connection with the credit facility, the Company also had a term loan, which had an outstanding principal balance of approximately $1,103,000 as of June 30, 2018 and an interest rate of 3.88%. The unamortized debt issuance cost associated with this debt was approximately $2,000 as of June 30, 2018. The term loan matured on December 18, 2018, and the Company utilized cash to repay the required balloon payment of approximately $1,085,000. Payment obligations under the term loan were secured by a mortgage on the Company’s real property, which security interest was released upon payoff. The Company no longer has any obligations under the term loan.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 581,751 stock options granted under the 2014 Plan and prior plans outstanding as of December 31, 2018. There were 200,250 stock options and 50,000 restricted shares issued under the 2017 Plan outstanding and 649,750 shares available for grant under the 2017 Plan as of December 31, 2018.

The Company recorded approximately $501,000 and $386,000 of compensation expense related to current and past grants of stock options and restricted stock for the six months ended December 31, 2018 and 2017, respectively. This expense is included in selling, general and administrative expense. As of December 31, 2018, approximately $1,164,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted average period of approximately 0.9 years.

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

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2018	Fiscal Year Ended June 30, 2018
Risk-free interest rate	2.77%	1.77% - 2.61%
Expected term (years)	6	6
Expected volatility	182.4%	125.2% - 176.5%

Stock Options

The Company issued 181,250 stock options pursuant to the 2017 Plan during the six months ended December 31, 2018. Stock option transactions during the six months ended December 31, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2018	902,059	$3.47
Granted	181,250	$5.42
Exercised	(55,525)	$3.40
Cancelled or Forfeited	(245,783)	$3.61
Outstanding at December 31, 2018	782,001	$3.88

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2018, the weighted average remaining contractual term for all outstanding stock options was 7.49 years and their aggregate intrinsic value was approximately $1,104,000. Outstanding at December 31, 2018 were 782,001 stock options issued to employees, of which 432,340 were exercisable and had an aggregate intrinsic value of approximately $1,047,000.

Restricted Stock

The Company’s 2017 Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the six months ended December 31, 2018, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $5.42 per share, and to directors totaling 10,000 shares of common stock, with a vesting term of six months and a fair value of $5.70 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the six months ended December 31, 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding Shares of Restricted Stock Unvested at June 30, 2018	29,998	$4.96
Granted	40,000	$5.49
Vested	–	–
Forfeited	–	–
Outstanding Shares of Restricted Stock Unvested at December 31, 2018	69,998	$5.26

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since our fiscal quarter ended March 31, 2014. In the fourth quarter of our fiscal year ended June 30, 2015, we launched the SmartVest SQL into the institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. During February 2017, we entered into an agreement with Monaghan Medical Corporation to distribute and sell the Aerobika® Oscillating Positive Expiratory Pressure (“OPEP”) Device in the U.S. home care market. After over a year of offering Aerobika® OPEP, we determined that continuing to offer the product direct to patients is unlikely to serve a broader patient population as originally planned. As a result, we discontinued distribution of the Aerobika OPEP during November 2018.

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

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. These judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements, including the condensed financial statements in this report, include: revenue recognition and the estimation of variable consideration, allowance for doubtful accounts, the valuation of intangible and long-lived assets, inventory obsolescence, share-based compensation, income taxes and warranty liability.

Results of Operations

Revenues

Revenue for the three and six months ended December 31, 2018 and 2017 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
Total Revenue	$8,012	$6,963	$1,049	15.1%	$15,288	$13,267	$2,021	15.2%
Home Care Revenue	7,331	6,490	841	13.0%	14,053	12,399	1,654	13.3%
Institutional Revenue	402	307	95	30.9%	821	601	220	36.6%
International Revenue	279	166	113	68.1%	414	267	147	55.1%

Home Care Revenue. Home care revenue for the three months ended December 31, 2018 was approximately $7,331,000, an increase of approximately $841,000 compared to the same period in fiscal 2018, or 13.0%. For the six months ended December 31, 2018, home care revenue was approximately $14,053,000, an increase of approximately $1,654,000, or 13.3%, compared to the same period in fiscal 2018. The increases in home care revenue for the three and six months ended December 31, 2018 were primarily due to a higher level of referrals as a result of a larger field sales staff and continued improvements in our reimbursement operations that led to a greater referral to approval percentage as compared to the prior year.

Institutional Revenue. Institutional revenue for the three and six months ended December 31, 2018 was approximately $402,000 and $821,000, respectively, representing an increase of approximately $95,000 and $220,000, or 30.9% and 36.6%, compared to the same periods in fiscal 2018. The increases in institutional revenue for the three and six months ended December 31, 2018 were due to an increase in single patient use garments sold and the number of devices sold, partially offset by a lower selling price per device compared to the same period in the prior fiscal year. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three and six months ended December 31, 2018 was approximately $279,000 and $414,000, respectively, representing an increase of approximately $113,000 and $147,000, or 68.1% and 55.1%, compared to the same periods in fiscal 2018. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $6,062,000, or 75.7% of net revenues, for the three months ended December 31, 2018, from approximately $5,403,000, or 77.6% of net revenues, in the same period in fiscal 2018. Gross profit increased to approximately $11,605,000, or 75.9% of net revenues, for the six months ended December 31, 2018, from approximately $10,093,000, or 76.1% of net revenues, in the same period in fiscal 2018. The increase in gross profit for the three and six months ended December 31, 2018 was primarily related to increases in domestic home care revenue. The decrease in gross profit as a percentage of net revenue was driven by a lower selling price per device in our institutional market.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $5,152,000 and $10,428,000 for the three and six months ended December 31, 2018, respectively, representing increases of approximately $577,000 and $1,332,000, or 12.6% and 14.6%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $3,350,000 and $6,755,000 for the three and six months ended December 31, 2018, respectively, representing increases of approximately $566,000 and $1,249,000, or 20.3% and 22.7%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to additional employees in sales and administrative roles, additional sales incentives on higher revenue accruals, annual salary increases, a higher management bonus accrual and higher share-based equity compensation expense.

Professional fees for the three and six months ended December 31, 2018 were approximately $359,000 and $832,000, respectively, a decrease of approximately $83,000 and $71,000, or 18.8% and 7.9%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support, and consulting fees for enhancing our market development strategy. The decreases in professional fees were primarily in shareowner services, legal and IT costs, which were partially offset by an increase in marketing consulting.

Recruiting fees for the three and six months ended December 31, 2018 were approximately $63,000 and $93,000, respectively, a decrease of approximately $70,000 and $205,000, or 52.6% and 68.8%, respectively, compared to the same period in the prior year. The decrease in recruiting fees were due primarily to fewer new employees hired in sales and administrative roles compared to the prior year period.

Travel, meals and entertainment expenses were approximately $606,000 and $1,216,000 for the three and six months ended December 31, 2018, respectively, representing an increase of approximately $69,000 and $202,000, or 12.8% and 19.9%, respectively, compared to the same periods in the prior year. The increase was due primarily to additional sales personnel.

Research and development expenses. Research and development (“R&D”) expenses were approximately $238,000 and $306,000 for the three and six months ended December 31, 2018, respectively, representing increases of approximately $181,000 and $179,000 compared to the same periods in the prior year. R&D expenses for the three and six months ended December 31, 2018 were 3.0% and 2.0% of revenue, respectively, compared to 0.8% and 1.0% of revenue for the same periods in the prior year. As a percentage of net revenues, we expect spending on R&D expenses to be consistent with our current year-to-date run rates for the remainder of our fiscal year ending June 30, 2019.

Interest income (expense), net

Net interest income for the three and six months ended December 31, 2018 was $17,000 and $30,000, respectively, compared to net interest expense of $5,000 and $9,000 in the comparable prior year periods. Increases in interest income was primarily driven by higher rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at approximately $311,000 and $369,000 and the effective tax rates were 45.2% and 40.9%, respectively, for the three and six months ended December 31, 2018. Estimated income tax expense for the three and six months ended December 31, 2018 includes a discrete deferred tax expense of approximately $126,000 related to unexercised fully-vested stock options that expired on November 24, 2018 and a discrete current tax benefit of approximately $9,000 related to the excess tax benefit of non-qualified stock options exercised during the period. The net impact of these discrete events increased the effective tax rate by 17.0% and 13.0% during the three and six months ended December 31, 2018, respectively.

Income tax expense was estimated at approximately $346,000 and $360,000 and the effective tax rates were 45.2% and 41.8%, respectively, for the three and six months ended December 31, 2017. Estimated income tax expense for the three and six months ended December 31, 2017 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Cuts and Jobs Act of 2017. Additionally, a discrete tax benefit of approximately $2,000 and $27,000 was recognized during the three and six months ended December 31, 2017, respectively, as a result of greater federal and state R&D tax credits than what was originally estimated in our tax provision for fiscal 2017. The net impact of these discrete events increased the effective tax rates by 20.6% and 15.5% during the three and six months ended December 31, 2017, respectively.

Net income

Net income for the three and six months ended December 31, 2018 was approximately $378,000 and $532,000, respectively, compared to net income of approximately $420,000 and $501,000 for the same periods in the prior year. The year-over-year increase in net income during the six months ended December 31, 2018 was a result of increases in gross profit driven by higher revenue, partially offset by higher SG&A expenses related to year-over-year growth in sales and administrative roles supporting growth initiatives and higher R&D expenses as compared to the prior year.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2018, net cash provided by operating activities was approximately $821,000. Cash flows provided by operating activities consisted of net income of approximately $532,000, non-cash expenses of $897,000 and a decrease in prepaid expenses and other assets of $422,000. These cash flows from operating activities were partially offset by a decrease in taxes payable of $397,000, an increase in inventory of $242,000, a decrease in accounts payable and accrued liabilities of $234,000, an increase in accounts receivable of $126,000, an increase in income taxes receivable of $25,000 and an increase in contract assets of $6,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2018, cash used in investing activities was approximately $151,000. Cash used in investing activities consisted of approximately $122,000 in expenditures for property and equipment and $29,000 in payments for patent costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2018, cash used in financing activities was approximately $914,000, which consisted of principal payments on long-term debt of $1,103,000 and $189,000 received from the exercise of stock options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $19,949,000 as of December 31, 2018 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2018, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (5.50% at December 31, 2018) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2019, if not renewed. At December 31, 2018, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

In connection with the credit facility, we also had a term loan, which had an outstanding principal balance of approximately $1,103,000 as of June 30, 2018 and an interest rate of 3.88%. The unamortized debt issuance cost associated with this debt was approximately $2,000 as of June 30, 2018. The term loan matured on December 18, 2018, and we utilized cash to repay the required balloon payment of approximately $1,085,000. Payment obligations under the term loan were secured by a mortgage on our real property, which security interest was released upon payoff. We no longer have any obligation under the term loan.

The documents governing our line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of December 31, 2018.

Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of any indebtedness, preventing access to additional funds under the line of credit, requiring prepayment of outstanding indebtedness, or refusing to renew the line of credit. If the maturity of the indebtedness is accelerated or the line of credit is not renewed, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. If we are unable to repay such indebtedness, the lender could foreclose on these assets.

For the six months ended December 31, 2018 and 2017, we spent approximately $122,000 and $228,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the competitive nature of our market;

●	changes to Medicare, Medicaid, or private insurance reimbursement policies;

●	changes to health care laws;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products;

●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	new drug or pharmaceutical discoveries;

●	general economic and business conditions;

●	our ability to renew our line of credit or obtain additional credit as necessary;

●	our ability to protect and expand our intellectual property portfolio; and

●	the risks associated with expansion into international markets.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2018, we issued 23,758 shares of our common stock pursuant to an exercise by the holder of an equity award to purchase 40,000 shares of our common stock for cash proceeds totaling approximately $83,000, representing an exercise price of $3.50 per share.

On November 9, 2018, we issued 15,000 shares of our common stock pursuant to an exercise by the holder of an equity award to purchase 15,000 shares of our common stock for cash proceeds totaling approximately $53,000, representing an exercise price of $3.50 per share.

On November 16, 2018, we issued 600 shares of our common stock pursuant to an exercise by the holder of an equity award to purchase 600 shares of our common stock for cash proceeds totaling approximately $2,000, representing an exercise price of $3.50 per share.

On November 20, 2018, we issued 5,000 shares of our common stock pursuant to an exercise by the holder of an equity award to purchase 5,000 shares of our common stock for cash proceeds totaling approximately $18,000, representing an exercise price of $3.50 per share.

All of the aforementioned shares were issued pursuant to written compensatory plans or arrangements with employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), provided by Rule 701 promulgated thereunder or otherwise, exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act and, in particular, the safe harbor provisions afforded by Regulation D, as promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
10.1	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2018)	Incorporated by Reference
10.2	Change in Terms Agreement with Choice Financial Group, dated December 18, 2018 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 18, 2018)	Incorporated by Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2018, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	February 12, 2019	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	February 12, 2019	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)