Form 10-Q
period 2019-03-31
Electromed, Inc.
filed 2019-05-07
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

There were 8,408,351 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 3, 2019.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
Assets
Current Assets
Cash	$7,535,891	$7,455,844
Accounts receivable (net of allowances for doubtful accounts of $45,000)	12,275,708	11,811,308
Contract assets	843,801	776,338
Inventories	2,706,756	2,486,848
Prepaid expenses and other current assets	400,760	751,541
Income tax receivable	239,989	–
Total current assets	24,002,905	23,281,879
Property and equipment, net	2,745,121	3,091,242
Finite-life intangible assets, net	602,684	649,103
Other assets	5,807	5,907
Deferred income taxes	337,000	364,000
Total assets	$27,693,517	$27,392,131

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt, net of debt issuance costs	$–	$1,101,043
Accounts payable	622,434	810,644
Accrued compensation	1,199,115	1,269,849
Income tax payable	–	397,390
Warranty reserve	780,000	760,000
Other accrued liabilities	639,527	464,357
Total current liabilities	3,241,076	4,803,283

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,408,351 and 8,288,659 issued and outstanding at March 31, 2019 and June 30, 2018, respectively	84,084	82,887
Additional paid-in capital	15,933,225	14,953,103
Retained earnings	8,435,132	7,552,858
Total shareholders’ equity	24,452,441	22,588,848
Total liabilities and shareholders’ equity	$27,693,517	$27,392,131

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net revenues	$7,407,779	$7,167,064	$22,696,149	$20,434,430
Cost of revenues	1,833,478	1,657,506	5,516,517	4,831,538
Gross profit	5,574,301	5,509,558	17,179,632	15,602,892

Operating expenses
Selling, general and administrative	4,941,773	4,889,070	15,369,921	13,985,146
Research and development	170,757	42,665	476,785	170,123
Total operating expenses	5,112,530	4,931,735	15,846,706	14,155,269
Operating income	461,771	577,823	1,332,926	1,447,623
Interest income (expense), net	27,374	668	57,348	(8,425)
Net income before income taxes	489,145	578,491	1,390,274	1,439,198

Income tax expense	139,000	202,000	508,000	562,000
Net income	$350,145	$376,491	$882,274	$877,198

Income per share:
Basic	$0.04	$0.05	$0.11	$0.11
Diluted	$0.04	$0.04	$0.10	$0.10

Weighted-average common shares outstanding:
Basic	8,325,346	8,210,695	8,294,568	8,203,599
Diluted	8,612,448	8,613,370	8,637,414	8,634,452

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$882,274	$877,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	527,472	495,797
Amortization of finite-life intangible assets	89,728	85,166
Amortization of debt issuance costs	1,958	5,373
Share-based compensation expense	729,470	604,056
Deferred income taxes	27,000	(21,000)
Loss of disposal of property and equipment	1,710	–
Changes in operating assets and liabilities:
Accounts receivable	(464,400)	(111,573)
Contract assets	(67,463)	(16,209)
Inventories	(205,524)	363,043
Prepaid expenses and other assets	350,881	(114,391)
Income tax receivable	(239,989)	(91,103)
Income tax payable	(397,390)	(156,524)
Accounts payable and accrued liabilities	(63,774)	(48,059)
Net cash provided by operating activities	1,171,953	1,871,774

Cash Flows From Investing Activities
Expenditures for property and equipment	(197,445)	(379,328)
Expenditures for finite-life intangible assets	(43,309)	(27,818)
Net cash used in investing activities	(240,754)	(407,146)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(1,103,001)	(37,927)
Issuance of common stock upon exercise of options	251,849	62,412
Net cash provided by (used in) financing activities	(851,152)	24,485
Net increase in cash	80,047	1,489,113
Cash
Beginning of period	7,455,844	5,573,709
End of period	$7,535,891	$7,062,822

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Retained	Total Shareholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance at June 30, 2017	8,230,167	$82,302	$14,028,602	$5,721,685	$19,832,589
Net income	–	–	–	80,951	80,951
Issuance of restricted stock	30,000	300	(300)	–	–
Share-based compensation expense	–	–	190,385	–	190,385
Balance at September 30, 2017	8,260,167	82,602	14,218,687	5,802,636	20,103,925
Net income	–	–	–	419,756	419,756
Issuance of restricted stock	10,000	100	(100)	–	–
Share-based compensation expense	–	–	195,863	–	195,863
Balance at December 31, 2017	8,270,167	82,702	14,414,450	6,222,392	20,719,544
Net income	–	–	–	376,491	376,491
Issuance of common stock upon exercise of options	18,492	185	62,227	–	62,412
Share-based compensation expense	–	–	217,808	–	217,808
Balance at March 31, 2018	8,288,659	82,887	14,694,485	6,598,883	21,376,255

	Common Stock		Additional	Retained	Total Shareholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance at June 30, 2018	8,288,659	$82,887	$14,953,103	$7,552,858	$22,588,848

Net income	–	–	–	154,392	154,392
Issuance of restricted stock	30,000	300	(300)	–	–
Issuance of common stock upon exercise of options	11,167	112	33,198	–	33,310
Share-based compensation expense	–	–	257,493	–	257,493
Balance at September 30, 2018	8,329,826	83,299	15,243,494	7,707,250	23,034,043
Net income	–	–	–	377,737	377,737
Issuance of restricted stock	10,000	100	(100)	–	–
Issuance of common stock upon exercise of options	44,358	443	155,068	–	155,511
Share-based compensation expense	–	–	243,252	–	243,252
Balance at December 31, 2018	8,384,184	83,842	15,641,714	8,084,987	23,810,543
Net income	–	–	–	350,145	350,145
Issuance of common stock upon exercise of options	24,167	242	62,786	–	63,028
Share-based compensation expense	–	–	228,725	–	228,725
Balance at March 31, 2019	8,408,351	84,084	15,933,225	8,435,132	24,452,441

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $556,000 and $386,000 for the nine months ended March 31, 2019 and 2018, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, the potential impairment of intangible and long-lived assets, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into shares of common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 323,750 for both the three and nine months ended March 31, 2019 and were 194,500 and 184,500 for the three and nine months ended March 31, 2018, respectively.

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

Primary changes resulting from the adoption of ASC 606:

The Company’s adoption of ASC 606 resulted in a change to the timing of revenue recognition, primarily driven by the following:

●	Some of the Company’s SmartVest® Airway Clearance Systems (“SmartVest Systems”) are sold to customers (patients) who have coverage with certain third-party insurance providers from which the Company receives reimbursements on a monthly installment basis over a specific term. The ultimate amount of consideration received can be significantly less than expected if the applicable third-party insurance provider discontinues payments due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System. As the transaction price was not deemed to be fixed and determinable, the Company previously deferred revenue recognition at the time of sale and recognized revenue as each installment became billable and other criteria were met. Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and through the duration of the contract based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment. This results in an acceleration of the timing of revenue recognition relative to prior accounting treatment.

●	The Company sells the SmartVest Systems to patients under circumstances where it believes the criteria for reimbursement under government or commercial payer contracts has been met; however, coverage is unconfirmed or payments are under appeal, leading to uncertainty as to the amount of the transaction price that will be collected. Additionally, amounts due directly from patients for deductibles, coinsurance and copays may be subject to implicit price concessions if the patient becomes unable to pay due to hospitalization or death. Previously, the Company fully deferred revenue at the time of sale until the transaction price for these contracts was deemed to be fixed and determinable (i.e., when the appeal was settled, or payment was received). Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and reassesses throughout the contract period based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment or delivery.

Impact on previously reported results:

The following tables present a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 606:

	For the three months ended March 31, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$7,090,654	$76,410	$7,167,064
Cost of revenues	1,491,156	166,350	1,657,506
Gross profit	5,599,498	(89,940)	5,509,558
Operating expenses
Selling, general and administrative	5,071,724	(182,654)	4,889,070
Research and development	42,665	–	42,665
Total operating expenses	5,114,389	(182,654)	4,931,735
Operating income	485,109	92,714	577,823
Interest income (expense), net	669	(1)	668
Net income before income taxes	485,778	92,713	578,491
Income tax expense	173,000	29,000	202,000
Net income	$312,778	$63,713	$376,491
Income per share:
Basic	$0.04	$0.01	$0.05
Diluted	$0.04	$0.00	$0.04

	For the nine months ended March 31, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$20,457,058	$(22,628)	$20,434,430
Cost of revenues	4,334,441	497,097	4,831,538
Gross profit	16,122,617	(519,725)	15,602,892
Operating expenses
Selling, general and administrative	14,534,886	(549,740)	13,985,146
Research and development	170,123	–	170,123
Total operating expenses	14,705,009	(549,740)	14,155,269
Operating income	1,417,608	30,015	1,447,623
Interest income (expense), net	(8,425)	–	(8,425)
Net income before income taxes	1,409,183	30,015	1,439,198
Income tax expense	626,000	(64,000)	562,000
Net income	$783,183	$94,015	$877,198
Income per share:
Basic	$0.10	$0.01	$0.11
Diluted	$0.09	$0.01	$0.10

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 606:

	June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Current Assets
Accounts receivable, net of allowances for doubtful accounts	$11,563,208	$248,100	$11,811,308
Contract assets	–	776,338	$776,338
Inventories	2,360,693	126,155	2,486,848
Prepaid expenses and other current assets	832,202	(80,661)	751,541
Other assets	91,912	(86,005)	5,907
Deferred income taxes	594,000	(230,000)	364,000
Liabilities and Shareholders’ Equity
Accrued compensation	1,209,738	60,111	1,269,849
Retained earnings	6,859,042	693,816	7,552,858

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 606:

	For the nine months ended March 31, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flows From Operating Activities
Net income	$783,183	$94,015	$877,198
Deferred taxes	43,000	(64,000)	(21,000)
Accounts receivable	(125,452)	13,879	(111,573)
Contract assets	-	(16,209)	(16,209)
Inventories	373,417	(10,374)	363,043
Prepaid expenses and other assets	(90,132)	(24,259)	(114,391)
Accounts payable and accrued liabilities	(55,007)	6,948	(48,059)

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

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018 As Adjusted	2019	2018 As Adjusted
Home care	$6,851,910	$6,552,133	$20,905,230	$18,951,093
Institutional	414,369	495,536	1,235,176	1,096,913
International	141,500	119,395	555,743	386,424
Total	$7,407,779	$7,167,064	$22,696,149	$20,434,430

In the following table, home care revenue is disaggregated by payer type:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018 As Adjusted	2019	2018 As Adjusted
Commercial	$2,807,493	$2,758,963	$9,641,929	$8,631,688
Medicare	3,702,807	3,054,378	9,853,450	8,337,266
Medicaid	147,731	577,338	864,846	1,448,373
Other	193,879	161,454	545,005	533,766
Total	$6,851,910	$6,552,133	$20,905,230	$18,951,093

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

Home care market. In the Company’s home care market, its customers are patients who use the SmartVest System. The various models of the SmartVest® System are comprised of three main components - a generator, a vest and a connecting hose that are sold together as an integrated unit. Accordingly, in contracts within the home care market, the Company regards the SmartVest® System to be a single performance obligation.

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

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid, and the Veteran’s Administration, to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (1) outright sale, in which payment is received from the payer based on standard terms, (2) capped installment sale, under which the system is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (3) installment sale under which the SmartVest Systems are paid for over a period of several months as long as the patient continues to use the system.

Regardless of type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the system, the patient is under no obligation to return the system should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point in time revenue recognition. Control transfers to the patient, and revenue is recognized upon shipment of the system. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered (see additional discussion under Accounts receivable and Contract assets below).

The Company’s contractually stated transaction prices in the home care market are generally set by the terms of the contracts negotiated with insurance companies or by government programs. The transaction price for the Company’s products may be further impacted by variable consideration. ASC 606 requires the Company to adjust the transaction price at contract inception and throughout the contract duration for the estimated value of payments to be received from insurance payers based on historical experience and other available information, subject to the constraint on estimates of variable consideration. Transactions requiring estimates of variable consideration primarily include (i) capped installment payments which are subject to the third-party payer’s termination due to changes in insurance coverage, death or the patient’s discontinued use of the SmartVest System, (ii) contracts under appeal and (iii) patient responsibility amounts for deductibles, coinsurance, copays and other similar payments.

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

Institutional market. The Company’s institutional sales are made to adult pulmonology clinics, cystic fibrosis centers, neuromuscular clinics, pulmonary rehabilitation centers, hospitals and home health care centers. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the nine months ended March 31, 2019 and 2018 were approximately $34,000 and $44,000, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	March 31, 2019	June 30, 2018, as adjusted
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$12,275,708	$11,811,308
Contract assets, included in other current assets	$843,801	$776,338

Significant changes in contract assets during the period are as follows:

For the nine months ended March 31, 2019
Increase (decrease)
Contract assets, June 30, 2018	$776,338
Reclassification of beginning contract assets to accounts receivable	(1,504,163)
Contract assets recognized, net of reclassification to accounts receivable	1,575,053
Decrease as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(3,427)
Contract assets, March 31, 2019	$843,801

Note 3. Inventories

The components of inventory were approximately as follows:

	March 31, 2019	June 30, 2018
Parts inventory	$1,599,000	$1,388,000
Work in process	700,000	621,000
Finished goods	542,000	632,000
Estimated inventory to be returned	166,000	126,000
Less: Reserve for obsolescence	(300,000)	(280,000)
Total	$2,707,000	$2,487,000

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $981,000 and $902,000 at March 31, 2019 and June 30, 2018, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2019	Fiscal Year Ended June 30, 2018
Balance, beginning	$649,000	$721,000
Additions	43,000	46,000
Abandonments	–	(4,000)
Amortization expense	(89,000)	(114,000)
Balance, ending	$603,000	$649,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2019	Fiscal Year Ended June 30, 2018
Beginning warranty reserve	$760,000	$640,000
Accrual for products sold	131,000	273,000
Expenditures and costs incurred for warranty claims	(111,000)	(153,000)
Ending warranty reserve	$780,000	$760,000

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

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $139,000 and $508,000 and the effective tax rates were 28.4% and 36.5%, respectively, for the three and nine months ended March 31, 2019. Estimated income tax expense for the nine months ended March 31, 2019 includes a discrete deferred tax expense of approximately $134,000 related to unexercised fully-vested stock options that expired and a discrete current tax benefit of approximately $16,000 related to the excess tax benefit of non-qualified stock options exercised during the period. The net impact of these discrete events increased the estimated effective tax rates by 8.5% during the nine months ended March 31, 2019.

Income tax expense was estimated at approximately $202,000 and $562,000 and the effective tax rates were 34.9% and 39.0%, respectively, for the three and nine months ended March 31, 2018. Estimated income tax expense for the nine months ended March 31, 2018 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Act. Additionally, a discrete tax benefit of approximately $27,000 was recognized during the nine months ended March 31, 2018 as a result of greater federal and state research and development tax credits than what was originally estimated in the Company’s tax provision for the Company’s fiscal year ended June 30, 2017. The net impact of these discrete events increased the effective tax rate by 9.2% during the nine months ended March 31, 2018.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2018, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2019 or June 30, 2018. Interest on borrowings under the line of credit, if any, accrues at the prime rate (5.50% at March 31, 2019) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2019, if not renewed. At March 31, 2019, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

Note 8. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board of Directors upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 527,334 stock options granted under the 2014 Plan and prior plans outstanding as of March 31, 2019. There were 183,750 stock options and 50,000 restricted shares issued under the 2017 Plan outstanding and 663,250 shares available for grant under the 2017 Plan as of March 31, 2019.

The Company recorded approximately $729,000 and $604,000 of compensation expense related to current and past grants of stock options and restricted stock for the nine months ended March 31, 2019 and 2018, respectively. This expense is included in selling, general and administrative expense. As of March 31, 2019, approximately $894,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted average period of approximately 0.8 years.

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

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended March 31, 2019	Fiscal Year Ended June 30, 2018
Risk-free interest rate	2.53% - 2.77%	1.77% - 2.61%
Expected term (years)	6	6
Expected volatility	182.4% - 191.9%	125.2% - 176.5%

Stock Options

The Company issued 188,750 stock options pursuant to the 2017 Plan during the nine months ended March 31, 2019. Stock option transactions during the nine months ended March 31, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2018	902,059	$3.47
Granted	188,750	$5.41
Exercised	(79,692)	$3.16
Cancelled or Forfeited	(300,033)	$3.86
Outstanding at March 31, 2019	711,084	$3.86

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2019, the weighted average remaining contractual term for all outstanding stock options was 7.21 years and their aggregate intrinsic value was approximately $1,044,000. Outstanding at March 31, 2019 were 711,084 stock options issued to employees, of which 402,589 were exercisable and had an aggregate intrinsic value of approximately $999,000.

Restricted Stock

The Company’s 2017 Plan permits the grant of other stock-based awards. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the nine months ended March 31, 2019, the Company issued restricted stock awards to employees totaling 30,000 shares of common stock, with a vesting term of one to three years and a fair value of $5.42 per share, and to directors totaling 10,000 shares of common stock, with a vesting term of six months and a fair value of $5.70 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the date of the grant. Restricted stock transactions during the nine months ended March 31, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding Shares of Restricted Stock Unvested at June 30, 2018	29,998	$4.96
Granted	40,000	$5.49
Vested	–	–
Forfeited	–	–
Outstanding Shares of Restricted Stock Unvested at March 31, 2019	69,998	$5.26

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

In April 2019, the Company entered into an agreement for a building expansion project at its New Prague, Minnesota facility. This building expansion commenced in April 2019, and the Company anticipates it will be complete in the first quarter of fiscal 2020. The Company estimates the total cost of the project to range between $1,500,000 and $1,700,000.

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since our fiscal quarter ended March 31, 2014. In the fourth quarter of our fiscal year ended June 30, 2015, we launched the SmartVest SQL into the institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. During February 2017, we entered into an agreement with Monaghan Medical Corporation to distribute and sell the Aerobika® Oscillating Positive Expiratory Pressure (“OPEP”) Device in the U.S. home care market. After over a year of offering Aerobika® OPEP, we determined that continuing to offer the product direct to patients is unlikely to serve a broader patient population as originally planned. As a result, we discontinued distribution of the Aerobika OPEP in November 2018.

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

Results of Operations

Revenues

Revenue for the three and nine months ended March 31, 2019 and 2018 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019	2018	Change		2019	2018	Change
Total Revenue	$7,408	$7,167	$241	3.4%	$22,696	$20,434	$2,262	11.1%
Home Care Revenue	6,852	6,552	300	4.6%	20,905	18,951	1,954	10.3%
Institutional Revenue	414	496	(82)	(16.5%)	1,235	1,097	138	12.6%
International Revenue	142	119	23	19.3%	556	386	170	44.0%

Home Care Revenue. Home care revenue for the three months ended March 31, 2019 was approximately $6,852,000, an increase of approximately $300,000, or 4.6%, compared to the same period in fiscal 2018. For the nine months ended March 31, 2019, home care revenue was approximately $20,905,000, an increase of approximately $1,954,000, or 10.3%, compared to the same period in fiscal 2018. The increases in home care revenue for the three and nine months ended March 31, 2019 were primarily due to a higher level of referrals as a result of greater productivity from our sales force and continued improvements in our reimbursement operations that led to a greater percentage of referrals getting approved as compared to the prior year periods. The higher level of referrals and approvals was offset partially by a lower average allowable due to payer mix compared to the prior year.

Institutional Revenue. Institutional revenue for the three months ended March 31, 2019 was approximately $414,000, a decrease of approximately $82,000 compared to the same period in fiscal 2018, or 16.5%. For the nine months ended March 31, 2019, institutional revenue was approximately $1,235,000, an increase of approximately $138,000, or 12.6%, compared to the same period in fiscal 2018. The decrease in institutional revenue for the three months ended March 31, 2019 was due to a decrease in the number of devices sold due to longer than expected sales cycle in targeted institutions, which was partially offset by an increase in sales of single patient use garments. The increase in institutional revenue for the nine months ended March 31, 2019 was driven primarily by an increase in sales of single patient use garments. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members and other institutions.

International Revenue. International revenue for the three and nine months ended March 31, 2019 was approximately $142,000 and $556,000, respectively, representing an increase of approximately $23,000 and $170,000, or 19.3% and 44.0%, compared to the same periods in fiscal 2018. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $5,574,000, or 75.2% of net revenues, for the three months ended March 31, 2019, from approximately $5,510,000, or 76.9% of net revenues, in the same period in fiscal 2018. Gross profit increased to approximately $17,180,000, or 75.7% of net revenues, for the nine months ended March 31, 2019, from approximately $15,603,000, or 76.4% of net revenues, in the same period in fiscal 2018. The increase in gross profit for the three and nine months ended March 31, 2019 was primarily related to increases in domestic home care revenue. The decrease in gross profit as a percentage of net revenue was driven primarily by a lower average selling price based on payor mix as compared to the prior year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $4,942,000 and $15,370,000 for the three and nine months ended March 31, 2019, respectively, representing increases of approximately $53,000 and $1,385,000, or 1.1% and 9.9%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $3,180,000 and $9,938,000 for the three and nine months ended March 31, 2019, respectively, representing increases of approximately $137,000 and $1,389,000, or 4.5% and 16.2%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to additional employees in sales and administrative roles, additional sales incentives on higher revenue accruals, annual salary increases, higher share-based equity compensation expense and a higher management bonus accrual as compared to the prior year periods.

Professional fees for the three and nine months ended March 31, 2019 were approximately $322,000 and $1,154,000, respectively, decreases of approximately $100,000 and $171,000, or 23.7% and 12.9%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support, and consulting fees for enhancing our market development strategy. The decreases in professional fees were primarily in shareowner services, legal and IT costs, which were partially offset by an increase in marketing consulting fees.

Recruiting fees for the three and nine months ended March 31, 2019 were approximately $125,000 and $218,000, respectively, an increase of approximately $8,000, or 6.8%, and a decrease of $196,000, or 47.3%, respectively, compared to the same period in the prior year. The decrease in recruiting fees for the nine months ended March 31, 2019 were due primarily to fewer new employees hired in sales and administrative roles compared to the prior year period.

Travel, meals and entertainment expenses were approximately $542,000 and $1,758,000 for the three and nine months ended March 31, 2019, respectively, representing a decrease of approximately $25,000, or 4.4% and an increase of $177,000, or 11.2%, respectively, compared to the same periods in the prior year. The decrease during the three months ended March 31, 2019 was primarily due to lower spend per sales personnel as compared to the prior year period. The increase during the nine months ended March 31, 2019 was due primarily to a higher number of sales personnel compared to the prior year period.

Research and development expenses. Research and development (“R&D”) expenses were approximately $171,000 and $477,000 for the three and nine months ended March 31, 2019, respectively, representing increases of approximately $128,000 and $307,000 compared to the same periods in the prior year. R&D expenses for the three and nine months ended March 31, 2019 were 2.3% and 2.1% of revenue, respectively, compared to 0.6% and 0.8% of revenue for the same periods in the prior year. As a percentage of net revenues, we expect spending on R&D expenses to be consistent with our current year-to-date run rates for the remainder of our fiscal year ending June 30, 2019.

Interest income (expense), net

Net interest income for the three and nine months ended March 31, 2019 was $27,000 and $57,000, respectively, compared to net interest income of $1,000 and net interest expense of $8,000 in the comparable prior year periods. Increases in net interest income was primarily driven by higher rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at approximately $139,000 and $508,000 and the effective tax rates were 28.4% and 36.5%, respectively, for the three and nine months ended March 31, 2019. Estimated income tax expense for the nine months ended March 31, 2019 includes a discrete deferred tax expense of approximately $134,000 related to unexercised fully-vested stock options that expired and a discrete current tax benefit of approximately $16,000 related to the excess tax benefit of non-qualified stock options exercised during the period. The net impact of these discrete events increased the estimated effective tax rates by 8.5% during the nine months ended March 31, 2019.

Income tax expense was estimated at approximately $202,000 and $562,000 and the effective tax rates were 34.9% and 39.0%, respectively, for the three and nine months ended March 31, 2018. Estimated income tax expense for the nine months ended March 31, 2018 includes a discrete deferred tax expense of approximately $160,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Act. Additionally, a discrete tax benefit of approximately $27,000 was recognized during the nine months ended March 31, 2018 as a result of greater federal and state research and development tax credits than what was originally estimated in our tax provision for the fiscal year ended June 30, 2017. The net impact of these discrete events increased the effective tax rate by 9.2% during the nine months ended March 31, 2018.

Net income

Net income for the three and nine months ended March 31, 2019 was approximately $350,000 and $882,000, respectively, compared to net income of approximately $376,000 and $877,000 for the same periods in the prior year. The year-over-year increase in net income during the nine months ended March 31, 2019 was a result of increases in gross profit driven by higher revenue, which was partially offset by higher SG&A expenses related to year-over-year growth in sales and administrative roles supporting growth initiatives and higher R&D expenses as compared to the prior year period.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2019, net cash provided by operating activities was approximately $1,172,000. Cash flows provided by operating activities consisted of net income of approximately $882,000, non-cash expenses of $1,377,000 and a decrease in prepaid expenses and other assets of $351,000. These cash flows from operating activities were partially offset by an increase in accounts receivable of $464,000, a decrease in taxes payable of $397,000, an increase in income taxes receivable of $240,000, an increase in inventory of $206,000, an increase in contract assets of $67,000 and a decrease in accounts payable and accrued liabilities of $64,000.

Cash Flows from Investing Activities

For the nine months ended March 31, 2019, cash used in investing activities was approximately $241,000. Cash used in investing activities consisted of approximately $198,000 in expenditures for property and equipment and $43,000 in payments for patent costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2019, cash used in financing activities was approximately $851,000, which consisted of principal payments on long-term debt of $1,103,000 and $252,000 received from the exercise of stock options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $20,762,000 as of Mach 31, 2019 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2018, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (5.50% at March 31, 2019) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2019, if not renewed. At March 31, 2019, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

The documents governing our line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of March 31, 2019.

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

For the nine months ended March 31, 2019 and 2018, we spent approximately $197,000 and $379,000, respectively, on property and equipment. In April 2019, we entered into an agreement for a building expansion project at our New Prague, Minnesota facility. This building expansion commenced in April 2019, and we anticipate it will be complete in the first quarter of fiscal 2020. We estimate the total cost of the project to range between $1,500,000 and $1,700,000, will save us over $130,000 in annual lease expense and provide us with sufficient infrastructure to support our long-term growth.

We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that a loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

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

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

10.1	Form of Non-Qualified Stock Option Agreement under the 2017 Omnibus Incentive Plan *	Filed Electronically

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders' Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

* Management compensatory contract or agreement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	May 7, 2019	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	May 7, 2019	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)