Form 10-K
period 2019-06-30
Electromed, Inc.
filed 2019-08-27
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2019

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

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ELMD	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2018 was approximately $34,846,000 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,440,851 shares of the registrant’s common stock outstanding as of August 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2020 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Electromed, Inc.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in research and development (“R&D”) and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the competitive nature of our market;

●	changes to Medicare, Medicaid, or private insurance reimbursement policies;

●	changes to state and federal health care laws;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the homecare distributor channel;

●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	new drug or pharmaceutical discoveries;

●	general economic and business conditions;

●	our ability to renew our line of credit or obtain additional credit as necessary;

●	our ability to protect and expand our intellectual property portfolio; and

●	the risks associated with expansion into international markets.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ii

PART I

Item 1.	Business.

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops, manufactures, markets and sells innovative products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) and related products, to patients with compromised pulmonary function with a commitment to excellence and compassionate service. Our goal is to make High Frequency Chest Wall Oscillation (“HFCWO”) treatments as effective, convenient, and comfortable as possible, so our patients can breathe easier and live better with improved respiratory function and fewer exacerbations.

We employ a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients, and deliver the SmartVest System to patients, training them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment (“DME”) channel and capture both the manufacturer and distributor margins. We also sell our products in the acute care setting for patients in a post-surgical or intensive care unit, or who were admitted for a lung infection brought on by compromised airway clearance. Electromed was incorporated in Minnesota in 1992. Our common stock is listed on the NYSE American under the ticker symbol “ELMD.”

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

The SmartVest System is designed for patient comfort and ease of use which promotes adherence to prescribed treatment schedules, leading to improved airway clearance, patient outcomes, a reduction in healthcare utilization and quality of life. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for tailored fit. User-friendly controls allow patients to administer their daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement department assures we are working on behalf of the patient by processing their physician paperwork, providing clinical support and billing the applicable insurance provider. We believe that the advantages of the SmartVest System and the Company’s customer services to the patient include:

●	improved quality of life;

●	reduction in healthcare utilization;

●	independence from a dedicated caregiver;

●	consistent treatments at home;

●	improved comfort during therapy; and

●	eligibility for reimbursement by private insurance, federal or state government programs or combinations of the foregoing.

Our Products

Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from bronchiectasis, cystic fibrosis, and neuromuscular conditions such as cerebral palsy and amyotrophic lateral sclerosis (“ALS”). Our products are sold into the home health care market and the acute care setting for patients in a post-surgical or intensive care unit, or who were admitted for a lung infection brought on by compromised airway clearance. Accordingly, our sales points of contact include adult pulmonology clinics, cystic fibrosis centers, neuromuscular clinics and hospitals.

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

The SmartVest System is currently available in two models – SV2100 and SQL® – both of which are sold into home care and hospital markets. We are in the process of phasing out the SmartVest SV2100 product but will support and service SV2100 pursuant to the product warranty.

As part of our growth strategies, we periodically evaluate opportunities involving products and services, especially those that may provide value to the respiratory homecare and institutional market.

The SmartVest SQL System

The SmartVest SQL System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment. The SmartVest SQL is designed for maximum comfort and lifestyle convenience, so patients can readily fit therapy into their daily routines. The SmartVest SQL was designed significantly smaller, quieter, and lighter than its predecessor, and offers features that make it easier to use and enable greater patient freedom.

●	Patented single-hose design: A single-hose delivers oscillations to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. Oscillations are delivered evenly from the base of the SmartVest garment, extending the forces upward and inward in strong but smooth cycles surrounding the chest.

●	Open system design with active inflate – active deflate: The active inflate – active deflate mechanism of the SmartVest System provides patients a more comfortable treatment experience by allowing them to take deep breaths and breathe more easily without feeling restricted.

●	Soft-fabric garment is lightweight and comfortable: The SmartVest garment is lightweight and designed to resemble an article of clothing. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to ensure a properly tailored fit to accommodate pediatric and adult patients.

●	Patented Soft Start® and 360° garment oscillation coverage: Soft Start gently fills the garment to acclimate the patient to therapy and minimize “vest creep.” All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs.

●	Smaller, quieter and lighter: The SmartVest SQL System is 25% smaller, 5db quieter and 30% lighter than the SmartVest SV2100. The SmartVest SQL is the lightest and overall quietest HFCWO generator on the market, weighing less than 16 pounds, making it easier for patients to use and integrate HFCWO therapy into their daily lives.

●	Programmable generator with user-friendly device operation: The SmartVest SQL features multiple operating modes, including ramp, and options for saving, locking and restoring protocols. Further, an enhanced pause feature allows the physician to program dedicated time(s) for the patient to clear secretions.

SmartVest Connect

In June 2017, we launched the SmartVest SQL with SmartVest Connect® wireless technology, a personalized HFCWO therapy management portal for patients with compromised pulmonary function. The SmartVest SQL with wireless technology features built-in cellular connectivity, offering healthcare teams and patients access to treatment information to better collaborate in making patient-centered care decisions. SmartVest Connect is available to pediatric and cystic fibrosis patients, and targeted adult pulmonary clinics using a wirelessly enabled SmartVest SQL system. We expect to launch SmartVest Connect with Bluetooth™ technology and supporting mobile applications in fiscal 2020.

Other Products

We market the Single Patient Use (“SPU”) SmartVest and SmartVest Wrap® to health care providers in the acute care setting. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for managing airway clearance. Both SPU products provide full coverage oscillation and facilitate continuity of care because they introduce the patient to our product and may encourage use of the SmartVest System for home care, which can be provided to patients with a chronic condition upon discharge.

Distribution of the Aerobika® Oscillating Positive Expiratory Pressure (“OPEP”) device, a drug-free, hand-held device with a proprietary pressure-oscillation dynamic that provided intermittent resistance and created positive pressure and oscillations simultaneously, in the U.S. home care market, which was effectuated through a distributor agreement with Monaghan Medical Corp., was discontinued in November 2018.

Our Market

We estimate the total served U.S. market for HFCWO in 2018 was approximately $180 million to $200 million. We believe our business model is supported by many market trends related to an aging population and growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when he or she believes the patient will benefit from improved airway clearance and external chest manipulation is the treatment of choice to enhance mucus transport and improve bronchial drainage.

The SmartVest System is prescribed for patients with bronchiectasis, cystic fibrosis, and neuromuscular conditions such as cerebral palsy and ALS. We believe that bronchiectasis represents the fastest growing diagnostic category and greatest potential for HFCWO growth in the United States. Bronchiectasis is an irreversible, chronic lung condition characterized by enlarged and permanently damaged bronchi. The condition is associated with recurrent lower respiratory infections, inflammation, reduction in pulmonary function, impaired respiratory secretion clearance, increased hospitalizations and medication use, and increased morbidity and mortality.

We are driven to make life’s important moments possible – one breath at a time by leading the HFCWO therapy market in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed is the only HFCWO therapy company with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using SmartVest.1-4 Leading in clinical evidence to support SmartVest as a treatment for bronchiectasis patients will remain a focus in fiscal 2020.

We believe that bronchiectasis is under recognized and underdiagnosed but is experiencing a surge in clinical interest and awareness, including the relationship to chronic obstructive pulmonary disease (“COPD”), commonly referred to as bronchiectasis COPD overlap syndrome (“BCOS”). The overlap of bronchiectasis and COPD increases exacerbations and hospitalizations, reduces pulmonary function, and increases mortality. Several recent studies have estimated prevalence of bronchiectasis, which we believe are helpful for estimating a range of the market size.

●	Aksamit (2017) found 20% (n=350) of patients with bronchiectasis enrolled in the U.S. Bronchiectasis Research Registry (“BRR”) between 2008 and 2014 also had COPD and 29% (n=515) also had asthma.[1] Other studies have found that the overlap between bronchiectasis and COPD is currently observed in 27% to 57% of patients with COPD. 6–8

●	Chalmers (2017) found that prevalence of bronchiectasis in patients with COPD ranged from a low of 4% to as high as 69% with mean prevalence of 54%. In many studies in patients with COPD, the presence of bronchiectasis was associated with reduced lung function, greater sputum production, more frequent exacerbations and increased mortality versus those with COPD alone.[9]

●	Seitz (2012) estimated that 190,000 unique cases of bronchiectasis were diagnosed in Medicare patients in 2007 and bronchiectasis prevalence increased 8.7% annually between 2000 and 2007[10]. Based on historic growth in prevalence and assuming a constant growth rate, the estimated number of bronchiectasis diagnoses in 2018 exceeded 470,000.

●	Weycker (2017) projected 4.2 million adults in the United States over 40 years may have bronchiectasis, suggesting there is a large pool of patients with undiagnosed disease.[11]

These studies indicate a wide range of potential prevalence of bronchiectasis patients from a low of 470,000 to as high as 4.2 million patients in the United States. We also believe that it is difficult to estimate from these studies which patients will need or benefit from HFCWO. The U.S. BRR indicated 15% of the patients included in the registry were prescribed HFCWO as part of their treatment plan. Using that study data, we estimate that, within the diagnosed Medicare population of 470,000, approximately 15% or 70,000 have been prescribed HFCWO. We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study evidence. We also believe that HFCWO is under prescribed for bronchiectasis patients. By applying approximately 15% HFCWO penetration of diagnosed Medicare patients to the Weycker clinical study to the estimated 4.2 million prevalence of bronchiectasis in the U.S., we derived that the HFCWO opportunity may be 630,000 forecasted units. (See Figure 1).

Estimated HFCWO Market Opportunity - Bronchiectasis Patients (U.S.) – Figure 1

The heightened awareness of bronchiectasis speaks to the growing body of clinical evidence supporting treatments to improve symptoms and manage disease progression. In 2019, an observational comparative retrospective cohort study published in BMC Pulmonary Medicine evaluated the efficacy of a treatment algorithm in 65 patients with radiographic and symptom confirmed bronchiectasis, centered on initiation of HFCWO therapy with the SmartVest System.4 Patients were treated per the algorithm if they reported greater than two exacerbations in the previous year and symptoms, including chronic cough, sputum production, or dyspnea. Results show that at one-year: exacerbations requiring hospitalization and antibiotic use were significantly reduced, and mean FEV1 remained stable post enrollment, suggesting early initiation of HFCWO therapy may slow the otherwise normal progression of the disease.

1Sievert C, et al. Using High Frequency Chest Wall Oscillation in a Bronchiectasis Patient Population: An Outcomes-Based Case Review. Respiratory Therapy Journal. 2016;11(4): 34–38.

2Sievert C, et al. Cost-Effective Analysis of Using High Frequency Chest Wall Oscillation (HFCWO) in Patients with Non-Cystic Fibrosis Bronchiectasis. Respiratory Therapy Journal. 2017;12(1): 45–49.

3Sievert C, et al. Incidence of Bronchiectasis-Related Exacerbation Rates After High Frequency Chest Wall Oscillation (HFCWO) Treatment — A Longitudinal Outcome-Based Study. Respiratory Therapy Journal. 2018;13(2): 38–41.

4Powner J, et al. Employment of an algorithm of care including chest physiotherapy results in reduced hospitalizations and stability of lung function in bronchiectasis. BMC Pulmonary Medicine. 2019;19(82).

5Aksamit T, et al. Bronchiectasis Research Registry C. Adult Patients With Bronchiectasis: A First Look at the US Bronchiectasis Research Registry. Chest. 2017;151:982-92.

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

9Chalmers J. and Sethi S. Raising awareness of bronchiectasis in primary care: overview of diagnosis and management strategies in adults. NPJ Prim Care Respir Med. 2017;27:18.

10Seitz A, et al. Trends in Bronchiectasis Among Medicare Beneficiaries in the United States, 2000 to 2007. Chest. 2012;142(2), 432–439.

11Weycker D, Hansen G, Seifer F. Prevalence and incidence of noncystic fibrosis bronchiectasis among US adults in 2013. Chronic Respiratory Disease. 2017; 14(4):377-384.

Marketing, Sales and Distribution

Our sales and marketing efforts are focused on building market awareness and acceptance of our products and services with physicians, clinicians, patients, and third-party payers. Because the sale of the SmartVest System requires a physician’s prescription, we market to physicians and health care providers as well as directly to patients. The vast majority of our revenue comes from domestic home care sales through a physician referral model. We have established our own domestic sales force, which we believe is able to provide superior education, support and training to our customers. Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2019, we had 40 field sales employees, including four regional sales managers, 34 clinical area managers (“CAMs”) and two clinical educators. We also have developed a network of approximately 250 respiratory therapists and health care professionals across the U.S. to assist with in-home SmartVest patient training on a non-exclusive independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists.

Of the $30.6 million of our revenue derived from the U.S. in our fiscal year ended June 30, 2019 (“fiscal 2019”), approximately 95% represented home care and 5% represented hospital sales. Due to readmission penalties associated with the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), for certain diseases and conditions including COPD and pneumonia, we believe opportunities for further growth exist for HFCWO therapy because the device used by a patient in a hospital may influence the choice of device prescribed at discharge. We expect to achieve future sales, earnings, and overall market share growth with increasing home care referrals by educating and building awareness of diseases and conditions that may benefit from HFCWO, like bronchiectasis, with physicians and patients and the value of the SmartVest System’s differentiated features and benefits.

We generate sales leads through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, participation with patient organizations such as the Cystic Fibrosis Foundation, as well as through patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected Home Medical Equipment (“HME”) distributors. We entered into agreements with two HME distributors, one national and one regional, to distribute and sell the SmartVest system in the United States home care market. The Company expects to continue its direct sales channel as its primary homecare revenue source. Sale of the SmartVest system through HME distributors has begun in targeted geographies in the first quarter of fiscal 2020.

The addition of an HME distribution network would expand our access to physicians and hospitals in certain areas of the United States and would be expected to support our other growth strategies. In addition, we place advertisements in leading medical magazines and journals.

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

International Marketing

Approximately 2.4% and 1.8% of our net revenues were from sales outside the U.S. in our fiscal 2019 and our fiscal year ended June 30, 2018 (“fiscal 2018”), respectively. We sell our products outside the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2019, the majority of our distributors operated in exclusive territories. Our principal distributors are located in the Arab states of the Persian Gulf, Europe, Southeast Asia, and South and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside the U.S. is to focus our corporate resources on maintaining our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally will rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Our homecare revenue comes from reimbursement from commercial payors, Medicare, Medicaid, Veterans Affairs and direct patient payments. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

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

Research and Development

Our R&D capabilities consist of full-time engineering staff and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products that receive the appropriate product approvals and regulatory clearances around the world.

During fiscal 2019 and 2018, we incurred R&D expenses of approximately $583,000 and $251,000, or 1.9% and 0.9% of net revenues, respectively. As a percentage of sales, we expect spending on R&D expenses to remain relatively consistent during the fiscal year ended June 30, 2020 (“fiscal 2020”) as compared with fiscal 2019 with engineering resources focusing on next generation product enhancements and other market opportunities, including SmartVest Connect with Bluetooth technology and supporting mobile applications.

Intellectual Property

As of June 30, 2019, we held 17 U.S. and 25 foreign issued patents covering the SmartVest System and its underlying technology and had 19 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. One of our foreign patents will expire during fiscal 2020.

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

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 10,000 square feet and we are certified on an annual basis to be compliant with ISO 13485 quality system standards. Our site has been audited regularly by the FDA and the International Organization for Standardization (“ISO”), in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory, and ISO standards. Many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply.

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

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (now Advanced Respiratory, Inc. (“ARI”), part of Hill-Rom Holdings, Inc.), which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (ARI’s The Vest® Airway Clearance System). ARI has also received FDA 510(k) clearance for the Monarch™ Airway Clearance System, a mobile device that uses pulmonary oscillating discs. Respiratory Technologies, Inc., doing business as RespirTech, received FDA clearance to market their HFCWO product, the inCourage® Airway Clearance Therapy. In August 2017, Royal Phillips acquired RespirTech. Both ARI and RespirTech employ a direct-to-patient model, and recently Royal Phillips announced plans to offer its HFCWO device through selected HME distributors.

The AffloVest® (the “AffloVest”) from International Biophysics Corporation (“IBC”) also participates in the same market as our SmartVest System. IBC received FDA 510(k) clearance for its device in 2013. IBC primarily sells its device through DME companies who distribute home care medical devices and supplies. Clinical and cost-effective evidence, technology innovations, including wireless connectivity, and HFCWO product features and benefits, such as size, weight of the generator, reputation for patient and reimbursement services, and sales effectiveness of field personnel, have become the key drivers of HFCWO product sales.

Alternative products for administering pulmonary therapy include: Positive Expiratory Pressure; OPEP; Intrapulmonary Percussive Ventilation; CPT and breathing techniques. Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We believe our primary competitive advantages over alternative treatments are patient comfort, ease of use, and the effectiveness of HFCWO treatment. Because HFCWO is not “technique dependent,” as compared to most other pulmonary therapy products, therapy begins automatically once power is provided and remains consistent and controlled for the duration of treatment.

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

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other DME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local DME businesses, many states have enacted regulations that require a DME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a DME provider must have an in-state presence. In addition to Minnesota, our corporate headquarters, we have a licensed in-state presence in four other states. In-state presence requirements are different from state to state, but generally require a physical location that is staffed and open during regular business hours. We are licensed to do business in all states except for Hawaii.

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

In addition to the clearances and approvals discussed below, we obtained ISO 13485 certification in January 2005 and receive annual certification of our compliance with ISO quality standards.

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

The 2010 Healthcare Reform Legislation, medical device excise tax and Federal Physician Payments Sunshine Act

U.S. healthcare reform legislation (“PPACA”), was enacted into law in March 2010. The PPACA imposes a 2.3% excise tax on certain domestic sales of medical devices by manufacturers. To the extent that third-party payers and institutions will not absorb increased costs represented by the tax because of reimbursement or contract limitations, we are not able to offset the tax with increased revenue.

Beginning with the third quarter of our fiscal year ended June 30, 2016, we realized a positive impact to operating profit with the adoption of the recent Consolidated Appropriations Act, 2016, which includes a two-year moratorium on the medical device excise tax effective as of January 1, 2016.

On May 22, 2018, we concluded an examination with the Internal Revenue Service (“IRS”) related to federal medical device excise taxes paid on revenue associated with our sales of the SmartVest during our tax periods ended June 30, 2014 through December 31, 2015. As a result, it was determined the SmartVest was eligible for the retail exemption from the medical device excise tax, resulting in the IRS agreeing to a refund of approximately $406,000. This refund was recognized in fiscal 2018 results and full payment was received in July 2018. Furthermore, we expect we will be exempt from the medical device tax after the conclusion of the current two-year medical device tax moratorium, which is scheduled to end on December 31, 2019.

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

There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Enforcement of all of these regulations has become increasingly stringent, particularly due to more prevalent use of the whistleblower provisions under the False Claims Act, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties and disbarment from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

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

Employees

As of June 30, 2019, we had 119 employees. Twelve of our employees were respiratory therapists licensed by appropriate state professional organizations, including all the employees in our Patient Services Department. We also retain approximately 250 respiratory therapists and health care professionals on a non-exclusive independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Available Information

Our Internet address is www.smartvest.com. We have made available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 24,000 square feet, which are located on an approximately 2.3-acre parcel in New Prague, Minnesota. This owned property was subject to a mortgage (see Note 6 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information). We also had leased approximately 20,000 square feet of warehouse and office space in a building adjacent to our manufacturing facilities through June 30, 2019. In April 2019, we entered into an agreement to expand our New Prague, Minnesota facility. The expansion commenced in April 2019 and we anticipate it will be complete in the first quarter of fiscal 2020. Total project costs are estimated to range between $1,500,000 and $1,700,000. We have spent approximately $1,090,000 on the project through June 30, 2019. We believe that our facilities, after taking into consideration the pending expansion project, are satisfactory for our long-term growth plans.

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

As of August 26, 2019, there were 78 registered holders of our common stock.

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

Overview

Electromed develops and provides innovative airway clearance products applying HFCWO technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest System and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since 2014. In 2017, we launched the SmartVest SQL with SmartVest Connect™ wireless technology.

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations (“HMOs”), state Medicaid systems, and the federal Medicare system, which is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or chronic obstructive pulmonary disease that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuromuscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

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

Our primary goals for the fiscal 2020, include:

●	delivering profitable revenue growth;

●	growing quality referrals and increasing the rate of reimbursement on referrals through clinic and hospital call point; and

●	maintaining the highest standards of integrity, respect and privacy.

Our key growth strategies for the fiscal 2020 include:

●	focus on increasing referrals in the largest, fastest growing segments: adult pulmonology/bronchiectasis;

●	increase sales productivity through deeper clinic penetration and market share growth;

●	enhance patient and provider support to provide best-in-class customer care;

●	expand and promulgate the body of clinical evidence to increase utilization of SmartVest for patients with bronchiectasis;

●	continue to develop innovative device features that appeal to patients; and

●	grow institutional market share to support home care growth.

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

Revenue Recognition and Allowance for Doubtful Accounts

We measure revenue based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement). If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs”, or other applicable guidance are met.

We include shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of SmartVest Systems after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

Accounts receivable are also net of an allowance for doubtful accounts, which are accounts from which payment is not expected to be received. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

Warranty Reserve

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the U.S. and Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions within the U.S., and for all international sales, we provide a three-year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based upon future product performance and durability and is estimated largely based upon historical experience. We estimate the average useful life of our products to be approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrant.

Share-Based Compensation

Share-based payment awards consist of options and restricted stock issued to employees and directors for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. The portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award and adjusted upon completion of the vesting period. In determining the fair value of our share-based payment awards, we make various assumptions using the Black-Scholes pricing model, including expected risk-free interest rate, stock price volatility, life and forfeitures. See Note 8 to the Financial Statements included in Part II, Item 8, of this Report for a description of these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

Revenues

Revenue for the twelve-month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,
	2019	2018	Increase (Decrease)
Total Revenue	$31,300	$28,307	$2,993	10.6%
Home Care Revenue	28,949	26,256	2,693	10.3%
Institutional Revenue	1,604	1,551	53	3.4%
International Revenue	747	500	247	49.4%

Home Care Revenue. Our home care revenue increased by 10.3%, or approximately $2,693,000, for fiscal 2019, compared to fiscal 2018. Home care revenue increased year-over-year predominantly due to a higher number of referrals per field sales employee, a higher number of field sales employees and a greater referral to approval percentage.

Institutional Revenue. Institutional revenue increased by 3.4%, or approximately $53,000, in fiscal 2019 compared to fiscal 2018. Institutional revenue includes sales to distributors, group purchasing organization (“GPO”) members, and other institutions. The increase in institutional revenue was a result of an increase in the number of single patient use garments sold compared to the same period in the prior year, partially offset by lower revenue and average selling prices of units sold.

International Revenue. International revenue was approximately $747,000 in fiscal 2019 compared to $500,000 in fiscal 2018. International revenue growth is not a focus for us, and our corporate resources are only focused on supporting and maintaining our current distributors.

Gross Profit

Gross profit increased to approximately $23,848,000 during fiscal 2019, or 76.2% of net revenues, from approximately $21,773,000, or 76.9% of net revenues, during fiscal 2018. The increase in gross profit was primarily related to increases in domestic home care revenue. The decrease in gross profit as a percentage of net revenue was driven by a lower selling price per device in our institutional market.

During the fiscal years ended June 30, 2017 and June 30, 2016, we lowered the cost of our SmartVest SQL to a cost significantly lower than our previous products. This shortened the time in which we expect to phase out sales of our SV2100 product. Because of this, we recorded an additional reserve on certain SV2100 parts that may no longer be utilized in production, of $30,000 and $100,000 during fiscal 2019 and 2018, respectively. As we continue to phase out sales of the SV2100, we will continue to monitor and refine our reserve estimate if circumstances change.

We believe that as we continue to grow sales we will be able to leverage manufacturing costs, and that gross margins, over the long-term, will be in a range slightly below 80%, although there can be fluctuations on a short-term basis related to average reimbursement based on the mix of referrals during any given period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether an individual patient meets prerequisite medical criteria for reimbursement, may have an effect on average reimbursement received on a short-term basis.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for fiscal 2019 were approximately $20,446,000, compared to approximately $18,809,000 for the prior year, an increase of approximately $1,637,000, or 8.7%.

SG&A payroll and compensation-related expenses increased by approximately $1,369,000, or 11.6%, to approximately $13,148,000. The increases in fiscal 2019 were due to additional employees in sales and administrative roles, additional sales incentives on higher revenue accruals, annual salary increases, a higher management bonus accrual and higher share-based equity compensation expense as compared to the prior year periods.

Professional and legal fees decreased by approximately $206,000 to approximately $1,524,000 in fiscal 2019, compared to approximately $1,730,000 in fiscal 2018. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support, and consulting fees for enhancing our market development strategy. The decreases in professional fees were primarily in shareowner services, legal and IT costs, which were partially offset by an increase in marketing consulting fees.

Recruiting fees were approximately $256,000 in fiscal 2019, representing a decrease of approximately $376,000, or 59.5%, as compared to the prior year. The decrease in recruiting fees was due primarily to adding fewer employees in sales as compared to the prior year.

Travel, meals and entertainment expenses were approximately $2,341,000 for fiscal 2019 compared to $2,181,000 in the prior year, an increase of approximately $160,000, or 7.3%. The increase was due primarily to an increase in the average travel, meals and entertainment expense per salesperson.

Depreciation and amortization expense was approximately $537,000 for fiscal 2019 compared to $396,000 in the prior year, an increase of approximately $141,000, or 35.4%. The increase was due primarily to our decision to terminate a lease of a property used for office space on June 30, 2019, which required us to accelerate the amortization of the leasehold improvement assets associated with the property in the amount of approximately $151,000. We are currently expanding owned real estate to replace the leased office space which should be completed in the first quarter of fiscal 2020.

Also, during fiscal 2018, we concluded an examination with the Internal Revenue Service (“IRS”) related to federal medical device excise taxes paid on revenue associated with the sales of the SmartVest System during the tax periods ended June 30, 2014 through December 31, 2015. As a result, it was determined the SmartVest System was eligible for the retail exemption from the medical device excise tax, resulting in the IRS agreeing to a refund of approximately $406,000, which was included as a reduction of SG&A expense during fiscal 2018. The refund was received from the IRS in July 2018. We expect the SmartVest System we will be exempt from the medical device tax after the conclusion of the current two-year medical device tax moratorium, which is scheduled to end on December 31, 2019.

Research and Development Expenses. R&D expenses were approximately $583,000 and $251,000, or 1.9% and 0.9% of net revenues, for fiscal 2019 and 2018, respectively. We expect spending on research and development to remain consistent during fiscal 2020 as compared to fiscal 2019 as we work on enhancements to our SmartVest Connect wireless patient monitoring feature, initiate early stage design work on next generation product enhancements and evaluate other market opportunities, including the anticipated launch of SmartVest Connect with Bluetooth™ technology and supporting mobile applications. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of revenue as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expense, as we improve our internal processes or enhance our customer service.

Interest Income, net

Net interest income was approximately $91,000 during fiscal 2019 compared to net interest income of $20,000 during the prior fiscal year. Increases in net interest income was primarily driven by higher rates earned on our cash deposits and the payoff of our term loan of approximately $1,103,000 on December 18, 2018.

Income Tax Expense

During fiscal 2019, we recorded a current income tax expense of $940,000. Estimated income tax expense during fiscal 2019 includes a current tax expense of $1,205,000 and a deferred benefit of $265,000. Estimated income tax expense for fiscal 2019 includes a discrete deferred tax expense of approximately $157,000 related to unexercised fully-vested stock options that expired and a discrete current tax benefit of approximately $14,000 related to the excess tax benefit of non-qualified stock options exercised.

Estimated income tax expense during fiscal 2018 includes a current tax expense of $1,260,000 and a deferred benefit of $359,000. Estimated income tax expense during fiscal 2018 includes a discrete deferred tax expense of approximately $48,000 as a result of re-measuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods under the Tax Cuts and Jobs Act of 2017. Additionally, a discrete tax benefit of approximately $27,000 was recognized during fiscal 2018 as a result of greater federal and state research and development tax credits than what was originally estimated in our tax provision for the fiscal year ended June 30, 2017.

The effective tax rates were 32.3% and 33.0% for fiscal 2019 and 2018, respectively. The effective tax rates differ from the statutory federal rate due to the effect of state income taxes, R&D tax credits, the domestic production activities deduction and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income/Loss

Net income for fiscal 2019 was approximately $1,969,000, compared to net income of approximately $1,831,000 in fiscal 2018. The year-over-year increase in net income was driven primarily by an increase in gross profit on higher revenue, lower recruiting costs and lower professional and legal fees. These increases in net income was partially offset by higher compensation, higher R&D expenses, a discrete tax expense of $157,000 related to unexercised fully-vested stock options and higher depreciation and amortization expense related to the termination of leased office space of approximately $151,000. Additionally, net income during fiscal 2018 included a medical device excise tax refund of approximately $406,000.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For fiscal 2019, our net cash provided by operating activities was approximately $2,590,000. Cash flows from operating activities consisted of net income of approximately $1,969,000, non-cash expenses of approximately $1,602,000 and a decrease in prepaid expenses and other assets of $404,000. These cash flows from operating activities were partially offset by increases in accounts receivable of approximately $949,000, an increase in contract assets of $219,000, a decrease in income taxes payable of $109,000, an increase in inventory of $106,000 and a decrease in accounts payable and other current liabilities of $2,000.

Cash Flows from Investing Activities

For fiscal 2019, cash used in investing activities was approximately $1,387,000. Cash used in investing activities primarily consisted of approximately $1,331,000 in expenditures for property and equipment and $58,000 in payments for patent and trademark costs. These cash flows were partially offset by $2,000 in proceeds received from the sales of fixed assets.

Cash Flows from Financing Activities

For fiscal 2019, cash used in financing activities was approximately $851,000, consisting of $1,103,000 of principal payments on long-term debt and $252,000 in proceeds received from stock options that were exercised.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $20,919,000 and available borrowings under our existing credit facility will provide adequate liquidity for fiscal 2020.

Effective December 18, 2018, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (5.50% at June 30, 2019) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2019 or June 30, 2018. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2019, if not renewed. At June 30, 2019, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness, preventing access to additional funds under the line of credit, requiring prepayment of outstanding indebtedness, or refusing to renew the line of credit. If the maturity of the indebtedness is accelerated or the line of credit is not renewed, sufficient cash resources to satisfy the debt obligations may not be available and we may not be able to continue operations as planned. If we are unable to repay such indebtedness, the lender could foreclose on these assets.

During fiscal 2019 and 2018, we spent approximately $1,331,000 and $526,000, respectively, on property and equipment. In April 2019, we entered into an agreement for a building expansion project at our New Prague, Minnesota facility. This building expansion commenced in April 2019, and we anticipate it will be complete in the first quarter of fiscal 2020. We estimate the total cost of the project to range between $1,500,000 and $1,700,000, will save us over $130,000 in annual lease expense and provide us with sufficient infrastructure to support our long-term growth.

We currently expect to finance planned equipment purchases and the completion of our building expansion with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating ASC 606, “Revenue from Contracts with Customers.” The new section replaces ASC 605, “Revenue Recognition,” and replaces all revenue guidance for specialized transactions and industries. The new section is intended to conform revenue accounting principles to concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information.

We adopted the new standard effective July 1, 2018, utilizing the full retrospective method, which required us to recast each prior reporting period presented and included adjustments with the cumulative impact of increasing retained earnings by $0.8 million as of July 1, 2017. We updated our control framework for new internal controls and made changes to existing controls related to the new revenue recognition standard.

Primary changes resulting from the adoption of ASC 606:

The adoption of ASC 606 resulted in a change to the timing of revenue recognition, primarily driven by the following:

●	Some of our SmartVest® Airway Clearance Systems (“SmartVest Systems”) are sold to customers (patients) who have coverage with certain third-party insurance providers from which we receive reimbursements on a monthly installment basis over a specific term. The ultimate amount of consideration received can be significantly less than expected if the applicable third-party insurance provider discontinues payments due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System. As the transaction price was not deemed to be fixed and determinable, we previously deferred revenue recognition at the time of sale and recognized revenue as each installment became billable and other criteria were met. Under ASC 606, we estimate variable consideration in the transaction price at contract inception and through the duration of the contract based on historical experience and other relevant factors and recognize revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment. This results in an acceleration of the timing of revenue recognition relative to prior accounting treatment.

●	We sell the SmartVest Systems to patients under circumstances where we believe the criteria for reimbursement under government or commercial payer contracts has been met; however, coverage is unconfirmed or payments are under appeal, leading to uncertainty as to the amount of the transaction price that will be collected. Additionally, amounts due directly from patients for deductibles, coinsurance and copays may be subject to implicit price concessions if the patient becomes unable to pay due to hospitalization or death. Previously, we fully deferred revenue at the time of sale until the transaction price for these contracts was deemed to be fixed and determinable (i.e., when the appeal was settled, or payment was received). Under ASC 606, we estimate variable consideration in the transaction price at contract inception and reassess throughout the contract period based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment or delivery.

Impact on previously reported results:

The following tables present a recast of selected statement of operations line items after giving effect to the adoption of ASC 606:

	For the twelve months ended June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$28,697,622	$(390,926)	$28,306,696
Cost of revenues	5,841,601	692,483	6,534,084
Gross profit	22,856,021	(1,083,409)	21,772,612
Operating expenses
Selling, general and administrative	19,596,053	(787,186)	18,808,867
Research and development	251,443	—	251,443
Total operating expenses	19,847,496	(787,186)	19,060,310
Operating income	3,008,525	(296,223)	2,712,302
Interest income (expense), net	19,871	—	19,871
Net income before income taxes	3,028,396	(296,223)	2,732,173
Income tax expense	1,126,000	(225,000)	901,000
Net income	$1,902,396	$(71,223)	$1,831,173
Income per share:
Basic	$0.23	$(0.01)	$0.22
Diluted	$0.22	$(0.01)	$0.21

The following table presents a recast of selected balance sheet line items after giving effect to the adoption of ASC 606:

	June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted

Assets
Current Assets
Accounts receivable, net of allowances for doubtful accounts	$11,563,208	$248,100	$11,811,308
Contract assets	—	776,338	776,338
Inventories	2,360,693	126,155	2,486,848
Prepaid expenses and other current assets	838,109	(80,661)	757,448
Other assets	86,005	(86,005)	—
Deferred income taxes	594,000	(230,000)	364,000
Liabilities and Shareholders’ Equity
Accrued compensation	1,209,738	60,111	1,269,849
Retained earnings	6,859,042	693,816	7,552,858

The following table presents a recast of selected statement of cash flow line items after giving effect to the adoption of ASC 606:

	For the twelve months ended June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flows From Operating Activities
Net income	$1,902,396	$(71,223)	$1,831,173
Deferred taxes	(134,000)	$(225,000)	(359,000)
Accounts receivable	(1,613,449)	$334,868	(1,278,581)
Contract assets	—	$19,047	19,047
Inventories	234,594	$(5,606)	228,988
Prepaid expenses and other assets	(433,363)	$(39,231)	(472,594)
Accounts payable and accrued liabilities	555,992	$(12,855)	543,137

Lease Accounting:

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We have evaluated ASU 2016-02 and expect it will have no material impact on our financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2019 and 2018, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed the manner in which it accounts for revenues from contracts with customers in fiscal year 2019.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Duluth, Minnesota

August 27, 2019

Electromed, Inc.

Balance Sheets
June 30, 2019 and 2018

	June 30,
	2019	2018
Assets
Current Assets
Cash	$7,807,928	$7,455,844
Accounts receivable (net of allowances for doubtful accounts of $45,000)	12,760,042	11,811,308
Contract assets	995,847	776,338
Inventories	2,622,000	2,486,848
Prepaid expenses and other current assets	353,214	757,448
Total current assets	24,539,031	23,287,786
Property and equipment, net	3,604,744	3,091,242
Finite-life intangible assets, net	581,413	649,103
Deferred income taxes	629,000	364,000
Total assets	$29,354,188	$27,392,131

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$1,101,043
Accounts payable	586,575	810,644
Accrued compensation	1,404,662	1,269,849
Income tax payable	288,511	397,390
Warranty reserve	810,000	760,000
Other accrued liabilities	530,454	464,357
Total current liabilities	3,620,202	4,803,283

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,408,351 and 8,288,659 issued and outstanding at June 30, 2019 and June 30, 2018, respectively	84,084	82,887
Additional paid-in capital	16,127,826	14,953,103
Retained earnings	9,522,076	7,552,858
Total shareholders’ equity	25,733,986	22,588,848
Total liabilities and shareholders’ equity	$29,354,188	$27,392,131

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2019 and 2018

	Years Ended June 30,
	2019	2018
Net revenues	$31,299,750	$28,306,696
Cost of revenues	7,451,806	6,534,084
Gross profit	23,847,944	21,772,612

Operating expenses
Selling, general and administrative	20,446,122	18,808,867
Research and development	583,311	251,443
Total operating expenses	21,029,433	19,060,310
Operating income	2,818,511	2,712,302
Interest income, net	90,707	19,871
Net income before income taxes	2,909,218	2,732,173

Income tax expense	940,000	901,000
Net income	$1,969,218	$1,831,173

Income per share:
Basic	$0.24	$0.22
Diluted	$0.23	$0.21

Weighted-average common shares outstanding:
Basic	8,306,338	8,207,365
Diluted	8,631,469	8,620,102

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2019 and 2018

	Common Stock		Additional Paid- in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2017	8,230,167	$82,302	$14,028,602	$5,721,685	$19,832,589

Net income	—	—	—	1,831,173	1,831,173
Issuance of restricted stock	40,000	400	(400)	—	—
Issuance of common stock upon exercise of options	18,492	185	62,227		62,412
Share-based compensation expense	—	—	862,674	—	862,674
Balance at June 30, 2018	8,288,659	82,887	14,953,103	7,552,858	22,588,848

Net income	—	—	—	1,969,218	1,969,218
Issuance of restricted stock	40,000	400	(400)	—	—
Issuance of common stock upon exercise of options	79,692	797	251,052	—	251,849
Share-based compensation expense	—	—	924,071	—	924,071
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,076	$25,733,986

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2019 and 2018

	Years Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,969,218	$1,831,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	804,587	676,426
Amortization of finite-life intangible assets	120,640	113,601
Amortization of debt issuance costs	1,958	6,351
Share-based compensation expense	924,071	862,674
Deferred income taxes	(265,000)	(359,000)
Loss on disposal of property and equipment	11,186	25,990
Loss on disposal of intangible assets	4,840	4,122
Changes in operating assets and liabilities:
Accounts receivable	(948,734)	(1,278,581)
Contract asset	(219,509)	19,047
Inventories	(106,174)	228,988
Prepaid expenses and other assets	404,234	(472,594)
Income tax payable	(108,879)	240,866
Accounts payable and accrued liabilities	(2,564)	543,137
Net cash provided by operating activities	2,589,874	2,442,200

Cash Flows From Investing Activities
Expenditures for property and equipment	(1,330,598)	(526,227)
Proceeds of sales of fixed assets	1,750	—
Expenditures for finite-life intangible assets	(57,790)	(45,550)
Net cash used in investing activities	(1,386,638)	(571,777)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	(1,103,001)	(50,700)
Issuance of common stock upon exercise of options	251,849	62,412
Net cash provided by (used in) financing activities	(851,152)	11,712
Net increase in cash	352,084	1,882,135
Cash
Beginning of period	7,455,844	5,573,709
End of period	$7,807,928	$7,455,844

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$22,991	$46,002
Cash paid for income taxes	1,313,878	1,019,134

Supplemental Disclosures of Noncash Investing and Financing Activities Property and equipment acquisitions in accounts payable	$29,405	$—

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $747,000 and $500,000 for the fiscal years ended June 30, 2019 (“fiscal 2019”) and 2018 (“fiscal 2018”), respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, the potential impairment of intangible and long-lived assets, inventory obsolescence, share-based compensation, income taxes and the warranty reserve.

Revenue recognition: Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. See Note 2 for information on revenue.

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of revenues and were $454,000 and $409,000 for fiscal 2019 and 2018, respectively.

Cash: The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2019 and 2018.

Contract assets: Contract assets include amounts recognized as revenue that are estimates of variable consideration for Medicare appeals where the final determination of the insurance coverage amount is dependent on future approval of an appeal, or when the consideration due to the Company is dependent on a future event such as the patient meeting a deductible prior to the Company’s claim being processed by the payer. Contract assets are classified as current as amounts will turn into accounts receivable and be collected during the Company’s normal business operating cycle. Contract assets are reclassified to accounts receivable when the right to receive payment is unconditional.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. Standard costs are reviewed at least quarterly by management, or more often in the event circumstances indicate a change in cost has occurred. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected future sales. Estimated inventory to be returned is based on how many devices that have shipped that are expected to be returned prior to completion of the insurance reimbursement process.

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

Finite-life intangible assets: Finite-life intangible assets include patents and trademarks. These intangible assets are amortized on a straight-line basis over their estimated useful lives, as described in Note 5.

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

If the Company believes the carrying value is unrecoverable, then it recognizes an impairment charge necessary to reduce the unamortized balance to the estimated fair value of the asset or asset group. The amount of such impairment is charged to operations in the current period.

Warranty liability: The Company provides a lifetime warranty on its products to the prescribed patient for sales within the U.S. and a three-year warranty for all institutional sales and sales to individuals outside the U.S. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2019	2018
Beginning warranty reserve	$760,000	$640,000
Accrual for products sold	201,000	273,000
Expenditures and costs incurred for warranty claims	(151,000)	(153,000)
Ending warranty reserve	$810,000	$760,000

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reverses a valuation allowance if it determined, based on the weight of all available evidence, including when cumulative losses become positive income, that it is more likely than not that some or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the fiscal years 2019 and 2018, were approximately $576,000 and $474,000, respectively.

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

Fair value of financial instruments: The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. The carrying value of long-term debt is the remaining amount due to debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates the interest rate necessary to secure financing to replace its debt. At June 30, 2018, the fair value of long-term debt, which was paid in full during fiscal 2019, was not significantly different than its carrying value.

Basic and diluted earnings per share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect is anti-dilutive. Common stock equivalents of 318,000 shares and 187,834 shares were excluded from the calculation of diluted earnings per share for fiscal 2019 and 2018, respectively, as their impact was antidilutive. See Note 8 for information on stock options.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). The new section replaces ASC 605, “Revenue Recognition,” and replaces all revenue guidance for specialized transactions and industries. The new section is intended to conform revenue accounting principles to concurrently issued International Financial Reporting Standards with previously differing treatment between U.S. practice and that of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information.

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

Primary changes resulting from the adoption of ASC 606:

The Company’s adoption of ASC 606 resulted in a change to the timing of revenue recognition, primarily driven by the following:

●	Some of the Company’s SmartVest® Airway Clearance Systems (“SmartVest Systems”) are sold to customers (patients) who have coverage with certain third-party insurance providers from which the Company receives reimbursements on a monthly installment basis over a specific term. The ultimate amount of consideration received can be significantly less than expected if the applicable third-party insurance provider discontinues payments due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System. As the transaction price was not deemed to be fixed and determinable, the Company previously deferred revenue recognition at the time of sale and recognized revenue as each installment became billable and other criteria were met. Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and through the duration of the contract based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment. This results in an acceleration of the timing of revenue recognition relative to prior accounting treatment.

●	The Company sells the SmartVest Systems to patients under circumstances where it believes the criteria for reimbursement under government or commercial payer contracts has been met; however, coverage is unconfirmed or payments are under appeal, leading to uncertainty as to the amount of the transaction price that will be collected. Additionally, amounts due directly from patients for deductibles, coinsurance and copays may be subject to implicit price concessions if the patient becomes unable to pay due to hospitalization or death. Previously, the Company fully deferred revenue at the time of sale until the transaction price for these contracts was deemed to be fixed and determinable (i.e., when the appeal was settled, or payment was received). Under ASC 606, the Company estimates variable consideration in the transaction price at contract inception and reassesses throughout the contract period based on historical experience and other relevant factors and recognizes revenue when control of the SmartVest System is transferred to the patient, which occurs at the time of shipment or delivery.

Impact on previously reported results:

The following tables present a recast of selected statement of operations line items after giving effect to the adoption of ASC 606:

	For the twelve months ended June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$28,697,622	$(390,926)	$28,306,696
Cost of revenues	5,841,601	692,483	6,534,084
Gross profit	22,856,021	(1,083,409)	21,772,612
Operating expenses
Selling, general and administrative	19,596,053	(787,186)	18,808,867
Research and development	251,443	—	251,443
Total operating expenses	19,847,496	(787,186)	19,060,310
Operating income	3,008,525	(296,223)	2,712,302
Interest income (expense), net	19,871	—	19,871
Net income before income taxes	3,028,396	(296,223)	2,732,173
Income tax expense	1,126,000	(225,000)	901,000
Net income	$1,902,396	$(71,223)	$1,831,173
Income per share:
Basic	$0.23	$(0.01)	$0.22
Diluted	$0.22	$(0.01)	$0.21

The following table presents a recast of selected balance sheet line items after giving effect to the adoption of ASC 606:

	June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted

Assets
Current Assets
Accounts receivable, net of allowances for doubtful accounts	$11,563,208	$248,100	$11,811,308
Contract assets	—	776,338	776,338
Inventories	2,360,693	126,155	2,486,848
Prepaid expenses and other current assets	838,109	(80,661)	757,448
Other assets	86,005	(86,005)	—
Deferred income taxes	594,000	(230,000)	364,000
Liabilities and Shareholders’ Equity
Accrued compensation	1,209,738	60,111	1,269,849
Retained earnings	6,859,042	693,816	7,552,858

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 606:

	For the twelve months ended June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flows From Operating Activities
Net income	$1,902,396	$(71,223)	$1,831,173
Deferred taxes	(134,000)	$(225,000)	(359,000)
Accounts receivable	(1,613,449)	$334,868	(1,278,581)
Contract assets	—	$19,047	19,047
Inventories	234,594	$(5,606)	228,988
Prepaid expenses and other assets	(433,363)	$(39,231)	(472,594)
Accounts payable and accrued liabilities	555,992	$(12,855)	543,137

Lease Accounting:

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company has evaluated ASU 2016-02 which will have no material impact on its financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

Reclassifications: Certain items in the Company’s financial statements for fiscal 2018 have been reclassified to be consistent with the classifications adopted for the Company’s fiscal 2019. The fiscal 2019 reclassifications had no impact on previously reported net income or equity.

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

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of SmartVest Systems are accounted for as a fulfillment cost and are included in cost of revenues.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the condensed balance sheets as further described below under Accounts receivable and Contract assets.

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	For the twelve months ended June 30,
	2019	2018 As Adjusted
Home care	$28,948,861	$26,255,579
Institutional	1,603,522	1,550,820
International	747,367	500,297
Total	$31,299,750	$28,306,696

In the following table, home care revenue is disaggregated by payer type:

	For the twelve months ended June 30,
	2019	2018 As Adjusted
Commercial	$13,106,919	$12,066,989
Medicare	13,787,059	11,661,241
Medicaid	1,230,766	1,857,040
Other	824,117	670,309
Total	$28,948,861	$26,255,579

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

Home care market. In the Company’s home care market, its customers are patients who use the SmartVest System. The various models of the SmartVest System are comprised of three main components - a generator, a vest and a connecting hose that are sold together as an integrated unit. Accordingly, in contracts within the home care market, the Company regards the SmartVest System to be a single performance obligation.

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

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid, and the Veteran’s Administration, to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (1) outright sale, in which payment is received from the payer based on standard terms, (2) capped installment sale, under which the SmartVest System is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (3) installment sale under which the SmartVest Systems are paid for over a period of several months as long as the patient continues to use the SmartVest System.

Regardless of type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the system, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point in time revenue recognition. Control transfers to the patient, and revenue is recognized upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered (see additional discussion under Accounts receivable and Contract assets below).

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

The Company often receives payment from third-party payers for the SmartVest System sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist because the purpose of such terms is not to provide financing to the patient, the payer or the Company. Rather, the extended payment terms are mandated by the government or commercial insurance programs, the fundamental purpose of which is to avoid paying the full purchase price of equipment that may potentially be used by the patient for only a short period of time.

Institutional market. The Company’s institutional sales are made to adult pulmonology clinics, cystic fibrosis centers, neuromuscular clinics, pulmonary rehabilitation centers, hospitals and home health care centers. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright Sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during fiscal 2019 and 2018 were approximately $38,000 and $54,000, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	June 30, 2019	June 30, 2018, as adjusted
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$12,760,042	$11,811,308
Contract assets, included in other current assets	$995,847	$776,338

Significant changes in contract assets during the period are as follows:

	For the twelve months ended June 30, 2019	For the twelve months ended June 30, 2018
	Increase (decrease)	Increase (decrease)
Contract assets, June 30, 2018	$776,338	$795,384
Reclassification contract assets to accounts receivable	(2,012,619)	(1,625,985)
Contract assets recognized	2,169,835	1,606,939
Increaase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	62,293	—
Contract assets, June 30, 2019	$995,847	$776,338

Note 3.	Inventories

The components of inventories at June 30, 2019 and 2018 were approximately as follows:

	June 30,
	2019	2018
Parts inventory	$1,783,000	$1,388,000
Work in process	444,000	621,000
Finished goods	521,000	632,000
Estimated Inventory to be returned	184,000	126,000
Less: Reserve for obsolescence	(310,000)	(280,000)
Total	$2,622,000	$2,487,000

Note 4.	Property and Equipment

Property and equipment, including assets under capital leases, were approximately as follows:

	Estimated Useful Lives (Years)	June 30,
		2019	2018
Building and building improvements	15-39	$1,977,000	$2,263,000
Land	N/A	200,000	200,000
Land improvements	15	166,000	166,000
Equipment	3-7	3,082,000	3,131,000
Demonstration and rental equipment	3	1,018,000	1,071,000
Construction in progress	15-39	1,090,000	—
		7,533,000	6,831,000
Less: Accumulated depreciation		(3,928,000)	(3,740,000)
Net property and equipment		$3,605,000	$3,091,000

During fiscal 2019 and 2018, the Company impaired or disposed of certain property and equipment, no longer in use, with a net value of approximately $11,000 and $26,000, respectively, which was included as an expense in cost of revenues or selling, general and administrative expense on the statements of operations.

Note 5.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During fiscal 2019 and 2018, the Company abandoned certain domestic and foreign patents with a net value of approximately $5,000 and $4,000, respectively, which was included as an expense in selling, general and administrative expense on the statements of operations. Accumulated amortization was approximately $1,010,000 and $902,000 at June 30, 2019 and 2018, respectively.

The activity and net balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2019	2018
Balance, beginning	$649,000	$721,000
Additions	58,000	46,000
Abandonments	(5,000)	(4,000)
Amortization expense	(121,000)	(114,000)
Balance, ending	$581,000	$649,000

Based on the carrying value as of June 30, 2019, future amortization is expected to be approximately as follows:

Fiscal years ending June 30:
2020	$117,000
2021	116,000
2022	82,000
2023	21,000
2024	16,000
Thereafter	229,000
Total	$581,000

Note 6. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2018, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2019 or June 30, 2018. Interest on borrowings under the line of credit, if any, accrues at the prime rate (5.50% at June 30, 2019) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2019, if not renewed. At June 30, 2019, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

Long-term debt consisted of approximately the following as of June 30, 2019 and 2018:

	June 30,
	2019	2018
Mortgage note payable with bank	$—	$1,103,000
Less: Current portion	—	(1,101,000)
Less: Debt issuance costs, net	—	(2,000)
Long-term debt	$—	$—

Note 7.	Common Stock

Authorized shares: The Company’s Articles of Incorporation, as amended, have established 15,000,000 authorized shares of capital stock consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

Note 8.	Share-Based Payments

Share-based compensation expense for fiscal 2019 and 2018 was approximately $924,000 and $863,000, respectively, related to employee options and restricted stock awards. At June 30, 2019, the Company had approximately $616,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 0.9 years.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and vest over a period of up to five years. In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 498,000 options granted under the 2014 Plan and prior plans outstanding as of June 30, 2019. There were 185,000 options issued under the 2017 Plan outstanding and 660,500 shares available for grant under the 2017 Plan as of June 30, 2019.

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

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2019	2018
Risk-free interest rate	2.36-2.77%	1.77-2.61%
Expected term (years)	6	6
Expected volatility	182.4-192.0%	125.2-176.5%

The following table presents employee option activity for fiscal 2019 and 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2017	747,634	$2.00	$2.91	5.31
Granted	201,250	5.05	5.65	—
Exercised	(18,492)	2.13	3.38	—
Canceled or Forfeited	(28,333)	3.44	4.07	—
Options outstanding at June 30, 2018	902,059	2.63	3.47	5.31

Granted	193,750	5.28	5.41	—
Exercised	(79,692)	2.15	3.16	—
Canceled or Forfeited	(333,117)	2.81	3.92	—

Options outstanding at June 30, 2019	683,000	3.35	3.84	6.96
Options exercisable at June 30, 2019	499,258	2.67	3.23	6.32

The aggregate intrinsic value of options outstanding was $1,132,000 and options exercisable were $1,120,000 at June 30, 2019. There were 79,692 and 18,492 options exercised during the fiscal years ended June 30, 2019 and June 30, 2018, respectively.

Restricted stock: The 2014 Plan permitted, and the 2017 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees totaling 30,000 during each of fiscal 2019 and 2018, with a vesting term of one to three years and a fair value of $5.42 and $5.53 per share, respectively. During fiscal 2019 and 2018, the Company issued restricted stock awards to directors totaling 10,000 shares of common stock, respectively, with a vesting term of six months and a fair value of $5.70 and $5.77 per share, respectively. Restricted stock transactions during the years ended June 30, 2019 and 2018 are summarized as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Outstanding at June 30, 2017	29,998	$3.15
Granted	40,000	$5.59
Vested	(40,000)	$4.23
Outstanding at June 30, 2018	29,998	$4.96
Granted	40,000	$5.49
Vested	(40,000)	$5.12
Outstanding at June 30, 2019	29,998	$5.46

Note 9.	Income Taxes

Components of the provision for income taxes for fiscal 2019 and 2018 were as follows:

	Years Ended June 30,
	2019	2018
Current:
Current Federal	$945,000	$1,035,000
Current State	260,000	225,000
Total Current	1,205,000	1,260,000
Deferred:
Deferred Federal	(190,000)	(275,000)
Deferred State	(75,000)	(84,000)
Total Deferred	(265,000)	(359,000)

Total Income Tax Expense	$940,000	$901,000

The total income tax expense differed from the expected tax expense, computed by applying the federal statutory rate to the Company’s pretax income, as follows:

	Years Ended June 30,
	2019	2018
Tax expense at statutory federal rate	$611,000	$753,000
State income tax expense, net of federal tax effect	155,000	104,000
Remeasurement of deferred taxes under U.S. tax reform	—	48,000
Change in uncertain tax positions	8,000	—
Other permanent items	166,000	(4,000)
Income tax expense	$940,000	$901,000

The effective tax rates for fiscal 2019 and 2018 were 32.3% and 33.0%, respectively.

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

The significant components of deferred income taxes were as follows:

	June 30,
	2019	2018
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable reserves	$468,000	$411,000
Accrued liabilities	246,000	273,000
Property and equipment	(201,000)	(317,000)
Finite-life intangible assets	(6,000)	2,000
Stock options	421,000	443,000
Tax credits and net operating loss carryforwards	82,000	63,000
Accounting method change	(420,000)	(559,000)
Other	39,000	48,000
Net deferred tax assets	$629,000	$364,000

The Company has net state tax credit carryforwards of $82,000 and which if unused, will begin to expire in years 2025 and 2033.

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

Changes in the Company’s unrecognized tax expense were approximately as follows:

	Years Ended June 30,
	2019	2018
Beginning balance of unrecognized tax benefits	$—	$—
Increase in unrecognized tax expense	11,000	—
Lapse of statute of limitations	—	—
Ending balance of unrecognized tax benefits	$11,000	$—

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal 2019 the amount of recognized interest expense, net of tax benefit, and accrued interest on a gross basis was insignificant. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to the Company’s fiscal year ended June 30, 2016 are no longer open to federal, state and local examination by taxing authorities.

Note 10.	Commitments and Contingencies and Subsequent Events

Operating leases: The Company has four leases for office and warehouse space that require monthly payments that include base rent and the Company’s share of common expenses, including property taxes. These leases have escalating payments ranging from approximately $450 to $4,400 per month and expire through July 2023. The Company has a lease for office equipment that requires payments of approximately $1,500 per month through December 2022. Rent expense for fiscal 2019 and 2018, was approximately $203,000 and $190,000, respectively.

Approximate future minimum operating lease payments as of June 30, 2019, were as follows:

Fiscal years ending June 30:
2020	$86,000
2021	71,000
2022	6,000
2023	1,000
Total	$164,000

Litigation: The Company may occasionally be party to actions, proceedings, claims or disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have at least 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2019 and 2018, were approximately $336,000 and $285,000, respectively.

Employment Agreements: The Company has entered into formal employment agreements with its President and Chief Executive Officer and its Chief Financial Officer, as amended from time to time. These agreements provide these officers with, among other things, one to one and one half year of base salary upon a termination without “Cause” or in the event the employee resigns for “Good Reason” or within twelve months of a “Change in Control”, as such terms are defined in the employment agreements.

Building Expansion: In April 2019, the Company entered into an agreement for a building expansion project at its New Prague, Minnesota facility. This building expansion commenced in April 2019, and the Company anticipates it will be complete in the first quarter of fiscal 2020. The Company estimates the total cost of the project to range between $1,500,000 and $1,700,000. As of June 30, 2019, the Company has spent approximately $1,090,000 on the building expansion project.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that expect smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Fiscal 2020 Annual Meeting of Shareholders to be held on November 15, 2019 (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following sets forth certain information about our current executive officers:

Kathleen S. Skarvan, age 63, joined Electromed in December 2012 as Chief Executive Officer, became a director in November 2013 and was appointed to the additional position of President in August 2015. Ms. Skarvan served as Vice President of Operations at OEM Fabricators from November 2011 until October 2012. Prior to her position with OEM Fabricators, Ms. Skarvan served in various roles at Hutchinson Technology Incorporated, most recently as the President of the Disk Drive Components Division from April 2007 until March 2011. As President of the Disk Drive Components Division, Ms. Skarvan managed a public company division with annual revenues in excess of $300 million. Ms. Skarvan also served as a Senior Vice President of Hutchinson Technology Incorporated from December 2010 to March 2011, and as Vice President of Sales & Marketing of the Disk Drive Components Division from October 2003 until April 2007. She has served on the Board of Trustees of the St. Cloud State University Foundation since June 2015. Ms. Skarvan has a bachelor’s degree from St. Cloud State University.

Jeremy T. Brock, age 40, joined Electromed in August 2011 as controller and principal accounting officer and became the Company’s Chief Financial Officer in October 2011. Prior to joining the Company, Mr. Brock spent five years with the CPA firm CliftonLarsonAllen LLP and focused on performing and managing audit and tax engagements in the manufacturing, distribution and technology sectors. As a Certified Public Accountant, Mr. Brock also has worked on strategic business planning, risk assessments, and the design and implementation of internal controls. Mr. Brock brings additional management and leadership experience from serving in the United States Marine Corps from 1998 to 2002. Mr. Brock has a bachelor’s degree in accounting and finance from the University of Northern Iowa.

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

The additional information required by this item is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Security Ownership Certain Beneficial Owners and Management” in the Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Personnel and Compensation Committee” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to the security ownership of certain holders is incorporated herein by reference to the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections labeled “Corporate Governance–Independence” and “Related Person Transaction Approval Policy” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section labeled “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of June 30, 2019 and 2018

●	Statements of Operations for the years ended June 30, 2019 and 2018

●	Statements of Shareholders’ Equity for the years ended June 30, 2019 and 2018

●	Statements of Cash Flows for the years ended June 30, 2019 and 2018

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

(3)	Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-34839.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through March 28, 2013 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
4.1	Description of Securities	Filed Electronically
10.1	Form of warrant issued to investors (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, filed May 3, 2010 (file no. 333-166470))	Incorporated by Reference
10.2	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2011)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.3	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)*	Incorporated by Reference
10.4	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.5	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.6	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.7	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.8	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (file no. 333-221895))*	Incorporated by Reference
10.9	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended June 30, 2018)*	Incorporated by Reference
10.10	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.11	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended June 30, 2018)*	Incorporated by Reference
10.12	Non-Competition, Non-Solicitation and Confidentiality Agreement with Kathleen Skarvan dated effective December 1, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2012)*	Incorporated by Reference
10.13	Non-Competition, Non-Solicitation, and Confidentiality Agreement with Jeremy Brock dated as of October 18, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 19, 2011)*	Incorporated by Reference
10.14	Amended and Restated Employment Agreement with Kathleen Skarvan dated as of September 21, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2017)*	Incorporated by Reference
10.15	Amended and Restated Employment Agreement with Jeremy Brock dated as of September 21, 2017 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 26, 2017)*	Incorporated by Reference
10.16	Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference
10.17	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2018)	Incorporated by Reference
10.18	Change in Terms Agreement with Choice Financial Group, dated December 18, 2018 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 18, 2018)	Incorporated by Reference
10.19	Description of Fiscal Year 2019 Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*	Incorporated by Reference
10.20	Description of Fiscal Year 2020 Officer Bonus Plan*	Filed Electronically

Exhibit Number	Description	Method of Filing
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

*	Management compensatory contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: August 27, 2019	By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathleen S. Skarvan	President, Chief Executive Officer and Director	August 27, 2019
Kathleen S. Skarvan	(principal executive officer)

/s/ Jeremy T. Brock	Chief Financial Officer	August 27, 2019
Jeremy T. Brock	(principal financial and accounting officer)

*	Chairman and Director	August 27, 2019
Stephen H. Craney

*	Director	August 27, 2019
William V. Eckles

*	Director	August 27, 2019
John L. Erb

*	Director	August 27, 2019
Stan K. Erickson

*	Director	August 27, 2019
Gregory J. Fluet

*	Director	August 27, 2019
Lee A. Jones

*	Director	August 27, 2019
George H. Winn

*	The undersigned, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
Attorney-in-Fact