Form 10-Q
period 2019-09-30
Electromed, Inc.
filed 2019-11-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,448,948 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 8, 2019.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$8,034,530	$7,807,928
Accounts receivable (net of allowances for doubtful accounts of $45,000)	12,718,743	12,760,042
Contract assets	1,007,813	995,847
Inventories	2,745,557	2,622,000
Prepaid expenses and other current assets	476,137	353,214
Income tax receivable	50,489	–
Total current assets	25,033,269	24,539,031
Property and equipment, net	3,944,164	3,604,744
Finite-life intangible assets, net	562,157	581,413
Other assets	137,716	45,044
Deferred income taxes	626,000	629,000
Total assets	$30,303,306	$29,399,232

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$82,696	$30,320
Accounts payable	1,046,149	586,575
Accrued compensation	1,100,594	1,404,662
Income tax payable	–	288,511
Warranty reserve	800,000	810,000
Other accrued liabilities	247,074	530,453
Total current liabilities	3,276,513	3,650,521
Other long-term liabilities	55,269	14,737
Total liabilities	3,331,782	3,665,258

Commitments and Contingencies
Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,445,851 and 8,408,351 issued and outstanding at September 30, 2019 and June 30, 2019, respectively	84,459	84,084
Additional paid-in capital	16,350,445	16,127,826
Retained earnings	10,536,620	9,522,064
Total shareholders’ equity	26,971,524	25,733,974
Total liabilities and shareholders’ equity	$30,303,306	$29,399,232

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2019	2018
Net revenues	$8,302,498	$7,275,883
Cost of revenues	1,960,150	1,732,999
Gross profit	6,342,348	5,542,884

Operating expenses
Selling, general and administrative	4,894,806	5,272,985
Research and development	98,937	68,190
Total operating expenses	4,993,743	5,341,175
Operating income	1,348,605	201,709

Interest income, net	39,951	13,452
Net income before income taxes	1,388,556	215,161

Income tax expense	374,000	58,000
Net income	$1,014,556	$157,161

Income per share:
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

Weighted-average common shares outstanding:
Basic	8,379,505	8,260,131
Diluted	8,651,891	8,637,990

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,014,556	$157,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,938	164,856
Amortization of finite-life intangible assets	29,963	29,850
Amortization of debt issuance costs	–	979
Share-based compensation expense	209,954	257,234
Deferred income taxes	3,000	(153,000)
Loss on disposal of property and equipment	975	–
Changes in operating assets and liabilities:
Accounts receivable	41,299	265,393
Contract assets	(11,966)	(59,493)
Inventories	(118,519)	(349,439)
Prepaid expenses and other assets	(102,147)	381,357
Income tax receivable	(50,489)	–
Income tax payable	(288,511)	(240,750)
Accounts payable and accrued liabilities	(250,011)	(151,314)
Net cash provided by operating activities	629,042	302,834

Cash Flows From Investing Activities
Expenditures for property and equipment	(404,773)	(10,429)
Expenditures for finite-life intangible assets	(10,707)	(21,786)
Net cash used in investing activities	(415,480)	(32,215)

Cash Flows From Financing Activities

Principal payments on long-term debt including capital lease obligations	–	(12,902)
Proceeds from sales of common stock and warrant exercises	13,040	33,568
Net cash provided by financing activities	13,040	20,666
Net increase in cash	226,602	291,285
Cash
Beginning of period	7,807,928	7,455,844
End of period	$8,034,530	$7,747,129

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	8,288,659	$82,887	$14,953,103	$7,541,734	$22,577,724

Net income	–	–	–	157,161	157,161
Issuance of restricted stock	30,000	300	(300)	–	–
Issuance of common stock upon exercise of options	11,167	112	33,198	–	33,310
Share-based compensation expense	–	–	257,493	–	257,493
Balance at September 30, 2018	8,329,826	83,299	15,243,494	7,698,895	23,025,688

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,064	$25,733,974

Net income	–	–	–	1,014,556	1,014,556
Issuance of restricted stock	32,500	325	(325)	–	–
Issuance of common stock upon exercise of options	5,000	50	12,990	–	13,040
Share-based compensation expense	–	–	209,954	–	209,954
Balance at September 30, 2019	8,445,851	84,459	16,350,445	10,536,620	26,971,524

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $66,000 and $135,000 for the three months ended September 30, 2019 and 2018, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“fiscal 2019”).

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation and the warranty liability.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 446,350 and 375,750 for the three months ended September 30, 2019 and 2018, respectively.

New accounting pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).   This standard requires the recognition of all lease transactions on the balance sheet as a lease liability and a right-of-use asset (as defined in ASC 2016-02). ASU 2016-02 to Topic 842 – Leases (“ASC 842”) became effective for the Company on July 1, 2019 and was applied retrospectively to all periods presented.  The Company applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.  Additional information and required disclosures are included in Note 9.

Impact on Previously Reported Results:

The following table presents a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 842:

	For the three months ended September 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Net Revenues	$7,275,883	$–	$7,275,883
Cost of Revenues	1,733,051	–	1,733,051
Gross Profit	5,542,832	–	5,542,832
Operating Expenses
Selling, general and administrative	5,275,755	(2,769)	5,272,986
Research and development	68,137	–	68,137
Total operating expenses	5,343,892	(2,769)	5,341,123
Operating Income	198,940	2,769	201,709
Interest income (expense), net	13,452	–	13,452
Net income before income taxes	212,392	2,769	215,161
Income tax expense	58,000	–	58,000
Net Income	$154,392	$2,769	$157,161
Income per share:
Basic	$0.02	$0.00	$0.02
Diluted	$0.02	$0.00	$0.02

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Other Assets	–	45,044	45,044

Liabilities and Shareholder’s Equity
Current maturities of other long-term liabilities		30,320	30,320
Other long-term liabilities	–	14,737	14,737
Retained Earnings	9,522,076	(12)	9,522,064

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 842:

	For the three months ended September 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flow from Operating Activities
Net income	$154,392	$2,769	$157,161
Changes in operating assets and liabilities:
Prepaid expenses and other assets	336,065	45,292	381,357
Accounts payable and accrued liabilities	(103,253)	(48,061)	(151,314)

Note 2.  Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components.  Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under Performance obligations and transaction price.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement).  If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under FASB Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs” (“ASC 340”), or other applicable guidance are met.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of the Company’s SmartVest® Airway Clearance System (“SmartVest System”) after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the condensed balance sheets as further described below under Accounts receivable and Contract assets.

Disaggregation of revenues.  In the following table, revenue is disaggregated by market:

	For the three months ended September 30,
	2019	2018
Home Care	$7,491,655	$6,722,394
Institutional	624,825	418,904
Home Care Distributor	120,334	–
International	65,685	134,585
Total	$8,302,498	$7,275,883

In the following table, homecare revenue is disaggregated by payer type:

	For the three months ended September 30,
	2019	2018
Commercial	$2,884,612	$3,356,668
Medicare	3,669,401	2,911,209
Medicaid	688,017	251,785
Other	249,625	202,732
Total	$7,491,655	$6,722,394

Revenues in the Company’s home care, home care distributor and international markets are recognized at a point in time when control passes to the customer upon product shipment or delivery.  Revenues in the Company’s institutional market include sales recognized at a point in time upon shipment or delivery as well as revenues recognized over time under operating leases.

Performance obligations and transaction price.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606, “Revenue From Contracts With Customers” (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s performance obligations and the timing or method of revenue recognition in each of the Company’s markets are discussed below:

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

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid, and the Veteran’s Administration to cover and reimburse all or part of the cost of the SmartVest System.  The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (i) outright sale, in which payment is received from the payer based on standard terms, (ii) capped installment sale, under which the SmartVest System is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (iii) installment sale under which the SmartVest Systems are paid for over a period of several months as long as the patient continues to use the SmartVest System.

Regardless of type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, in spite of possible payment cancelation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System.  However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies.  As a result, the Company’s product sales qualify for point in time revenue recognition.  Control transfers to the patient, and revenue is recognized upon shipment of the SmartVest System.  At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

Home Care Distributors.  Sales to distributors, who sell direct to patients, are made at fixed contract prices and may include tiered pricing structures or volume-based rebates which offer more favorable pricing once certain volumes are achieved per the negotiated contract.  The distributor’s purchases accumulate to give the distributor a right to a higher discount on purchases in excess of the specified level within the contract period. As a result, to the extent the Company expects the distributor to exceed the specified volume of purchases in the annual period, it recognizes revenue at a blended rate based on estimated total annual volume and sales revenue. This effectively defers a portion of the transaction price on initial purchases below the specified volumes for recognition when the higher discount is earned on purchases in excess of specified volumes. Transfer of control of the products occurs upon shipment or delivery to the distributor as applicable.

Institutional market.  The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution.  No insurance reimbursement is involved.  Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●

Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●

Rentals - Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs.  These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period.  Lease revenue recognized during the three months ended September 30, 2019 and 2018 were approximately $3,000 and 12,000, respectively.

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

Incremental costs to obtain a contract. Sales incentives paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. However, the recovery period is less than one year as the performance obligation is satisfied upon shipment or delivery. Consequently, the Company applies the practical expedient provided by ASC 340 and expense sales incentives as incurred. These costs are included in selling, general and administrative expenses in the Company’s condensed statements of operations.

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	September 30, 2019	June 30, 2019
Receivables, included in Accounts receivable, net of allowance for doubtful accounts	$12,718,743	$12,760,042
Contract assets, included in other current assets	$1,007,813	$995,847

Significant changes in contract assets during the period are as follows:

	For the three months ended September 30, 2019	For the tweleve months ended June 30, 2019
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$995,847	$776,338
Reclassification of contract assets to accounts receivable	(484,894)	(2,012,619)
Contract assets recognized	495,482	2,169,835
Increaase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	1,378	62,293
Contract assets, ending	$1,007,813	$995,847

Note 3. Inventories

The components of inventory were approximately as follows:

	September 30, 2019	June 30, 2019
Parts inventory	$2,091,000	$1,783,000
Work in process	301,000	444,000
Finished goods	449,000	521,000
Estimated inventory to be returned	195,000	184,000
Less: Reserve for obsolescence	(290,000)	(310,000)
Total	$2,746,000	$2,622,000

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $1,040,000 and $1,010,000 at September 30, 2019 and June 30, 2019, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended September 30, 2019	Fiscal Year Ended June 30, 2019
Balance, beginning	$581,000	$649,000
Additions	11,000	58,000
Abandonments	–	(5,000)
Amortization expense	(30,000)	(121,000)
Balance, ending	$562,000	$581,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended September 30, 2019	Fiscal Year Ended June 30, 2019
Beginning warranty reserve	$810,000	$760,000
Accrual for products sold	26,000	201,000
Expenditures and costs incurred for warranty claims	(36,000)	(151,000)
Ending warranty reserve	$800,000	$810,000

Note 6. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $374,000, and the effective tax rate was 26.9% for the three months ended September 30, 2019. Income tax expense was estimated at $58,000 and the effective tax rate was 27.0% for the three months ended September 30, 2018.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. Effective December 18, 2018, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2019 or June 30, 2019. Interest on borrowings under the line of credit, if any, accrues at the prime rate (5.00% at September 30, 2019) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2019, if not renewed. At September 30, 2019, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors (“the Board of Directors”) to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board of Directors upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 490,750 stock options granted under the 2014 Plan and prior plans outstanding as of September 30, 2019. There were 315,600 stock options and 82,500 shares of restricted stock issued under the 2017 Plan outstanding and 500,400 shares available for grant under the 2017 Plan as of September 30, 2019.

The Company recorded approximately $210,000 and $257,000 of compensation expense related to current and past grants of stock options and restricted stock for the three months ended September 30, 2019 and 2018, respectively. This expense is included in selling, general and administrative expense. As of September 30, 2019, approximately $1,254,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted average period of approximately 0.9 years.

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

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended September 30, 2019	Fiscal Year Ended June 30, 2019
Risk-free interest rate	1.85%	2.36% - 2.77%
Expected term (years)	6	6
Expected volatility	190.1%	182.4% - 192.0%

Stock Options

The Company issued 149,300 stock options pursuant to the 2017 Plan during the three months ended September 30, 2019. Stock option transactions during the three months ended September 30, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2019	683,000	$3.84
Granted	149,300	$5.29
Exercised	(5,000)	$2.61
Cancelled or Forfeited	(20,950)	$5.30
Outstanding at September 30, 2019	806,350	$4.08

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2019, the weighted average remaining contractual term for all outstanding stock options was 7.21 years and their aggregate intrinsic value was approximately $2,046,000. Outstanding at September 30, 2019 were 806,350 stock options issued to employees, of which 504,174 were exercisable and had an aggregate intrinsic value of approximately $1,679,000.

Restricted Stock

The 2017 Plan also permits the grant of other stock-based awards, including shares of restricted stock. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the three months ended September 30, 2019, the Company issued restricted stock awards to employees totaling 32,500 shares of the Company’s common stock, with a vesting term of one to three years and a fair value of $5.29 per share. The fair value per share or restricted stock represents the closing price of the Company’s common stock the on the NYSE American on the date of the grant. Restricted stock transactions during the three months ended September 30, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding Shares of Restricted Stock Unvested at June 30, 2019	29,998	$5.46
Granted	32,500	$5.29
Vested	–	–
Forfeited	–	–
Outstanding Shares of Restricted Stock Unvested at September 30, 2019	62,498	$5.37

Note 9. Leases

The Company has four leases for office and warehouse space that require monthly payments. These leases have escalating payments ranging from approximately $450 to $4,400 per month which expire through July 2022 and are recognized on a straight-line basis over the life of the lease. The Company has a lease for office equipment that requires payments of approximately $1,500 per month through December 2022. All leases are classified as operating leases which do not include renewal options. The Company currently does not have any short-term or variable lease costs. The Company applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

The Company has recognized a right of use assets associated with its operating leases of approximately $138,000 and $45,000 as of September 30, 2019 and June 30, 2019, respectively, which is included in other assets on the Company’s Condensed Balance Sheet. Operating lease liabilities were $138,000 and $45,000 as of September 30, 2019 and June 30, 2019, respectively, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s Condensed Balance Sheet.

For the three months ended September 30, 2019, the Company has a weighted-average lease term of 0.9 years for its operating leases, which have a weighted-average discount rate of 4.0%. Operating lease payments of $22,000 are included in operating cash flows for the three months ended September 30, 2019.

Maturities of lease liabilities, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s Condensed Balance Sheet, are as follows:

Fiscal years ending June 30:
2020*	$64,000
2021	71,000
2022	7,000
2023	1,000
Total lease payments	143,000
Less: Interest	(5,000)
Present value of lease liabilities	$138,000
*Nine months ended June 30, 2019

Note 10. Commitments and Contingencies

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements, related notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, or “fiscal 2019.”

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since our fiscal quarter ended March 31, 2014. In the fourth quarter of our fiscal year ended June 30, 2015, we launched the SmartVest SQL into institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. During February 2017, we entered into an agreement with Monaghan Medical Corporation to distribute and sell the Aerobika® Oscillating Positive Expiratory Pressure (“OPEP”) Device in the U.S. home care market. After over a year of offering Aerobika OPEP, we determined that continuing to offer the product direct to patients was unlikely to serve a broader patient population as originally planned. As a result, we discontinued our distribution of the Aerobika OPEP in November 2018.

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations (“HMOs”), state Medicaid systems, and the federal Medicare system, which we believe is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code, (E0483), for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuromuscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the unaudited condensed financial statements in this Quarterly Report on Form 10-Q, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2019.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. Among other factors, these judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements, including the unaudited condensed financial statements in this Quarterly Report on Form 10-Q, include: revenue recognition and the estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation and warranty liability.

Results of Operations

Revenues

Revenue for the three-month periods ended September 30, 2019 and 2018 is summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018
Total Revenue	$8,302	$7,276	$1,026	14.1%
Home Care Revenue	7,491	6,722	769	11.4%
Institutional Revenue	625	419	206	49.2%
Home Care Distributor Revenue	120	-	120	-
International Revenue	66	135	(69)	(51.2%)

Home Care Revenue. Home care revenue for the three months ended September 30, 2019 was approximately $7,491,000, an increase of approximately $769,000 compared to the same period in fiscal 2019, or 11.4%. Home care revenue increased year-over-year predominantly due to a higher average allowable due to payer mix, a greater referral to approval percentage and a higher number of referrals per field sales employee. At September 30, 2019 field sales employees totaled 38, of which 32 were direct sales, compared to 40 at the end of our fiscal year ended June 30, 2019, of which 34 were direct sales, and 49 at the end of the fiscal quarter ended September 30, 2018 of which 41 were direct sales.

Institutional Revenue. Institutional revenue for the three months ended September 30, 2019 was approximately $625,000, representing an increase of approximately $206,000, or 49.2%, compared to the same period in fiscal 2019. The increase in institutional revenue was primarily due to a higher selling price per device compared to the same period in the prior fiscal year and an increase in the number of devices sold. Institutional revenue includes sales to group purchasing organization (“GPO”) members, medical equipment rental companies that rent to long-term care facilities and other institutions.

Home Care Distributor Revenue. Home care distributor revenue for the three months ended September 30, 2019 was approximately $120,000. We began selling to home medical equipment distributors during the three months ended September 30, 2019, who in turn sell our SmartVest System in the U.S. home care market.

International Revenue. International revenue for the three months ended September 30, 2019 was approximately $66,000, representing a decrease of approximately $69,000, or 51.2%, compared to the same period in fiscal 2019. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $6,342,000, or 76.4% of net revenues, for the three months ended September 30, 2019, from approximately $5,543,000, or 76.2% of net revenues, in the same period in fiscal 2019. The increase in gross profit for the three months ended September 30, 2019 was primarily related to increases in home care revenue. The increase in gross profit as a percentage of net revenue was driven by a higher average allowable due to payer mix compared to the prior year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $4,895,000 for the three months ended September 30, 2019, representing a decrease of approximately $378,000, or 7.2%, compared to the same period in the prior year.

Payroll and compensation-related expenses were approximately $3,138,000 for the three months ended September 30, 2019, representing a decrease of approximately $270,000, or 7.9%, compared to the same period in the prior year. The decrease in the current year period was due to a lower number of employees in sales and administrative roles, lower share-based compensation expense and a decrease in sales incentives. These decreases in payroll and compensation-related expenses were partially offset by annual salary increases and a higher management bonus accrual as compared to the prior year period. We anticipate payroll and compensation related expenses to increase as we plan to expand our direct sales staff to 38 from 32 at the end of the quarter.

Professional fees for the three months ended September 30, 2019 were approximately $412,000, a decrease of approximately $61,000, or 12.9%, compared to the same period in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) security and backup, and consulting fees for sales training. The decrease in professional fees was primarily due to a decrease in IT costs compared to the prior year.

Recruiting fees for the three months ended September 30, 2019 were approximately $63,000, an increase of approximately $33,000, or 110.0%, compared to the same period in the prior year.  The increase in recruiting fees was due primarily to recruiting for vacant positions in sales and administrative roles compared to the prior year period.

Travel, meals and entertainment expenses were approximately $585,000 for the three months ended September 30, 2019, representing a decrease of approximately $24,000, or 3.9%, compared to the same period in the prior year. The decrease was due primarily to having fewer sales personnel.

Research and development expenses. Research and development (“R&D”) expenses were approximately $99,000 for the three months ended September 30, 2019, representing an increase of approximately $31,000 compared to the same period in the prior year. R&D expenses for the three months ended September 30, 2019 were 1.2% of net revenue compared to 0.9% of net revenue for the same period in the prior year. As a percentage of net revenues, we expect spending on R&D expenses to increase to 2-4% for the remainder of the fiscal year as we increase focus on development of a next generation device.

Interest income, net

Net interest income was approximately $40,000 for the three months ended September 30, 2019 compared to $13,000 in the comparable prior year period.  Increases in net interest income was primarily driven by higher rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at approximately $374,000 and $58,000, and the effective tax rate was 26.9% and 27.0%, for the three months ended September 30, 2019 and 2018, respectively.

Net income

Net income for the three months ended September 30, 2019 was approximately $1,015,000 compared to $157,000 for the same period in the prior year. The year-over-year increase in net income was driven primarily by higher revenue and lower payroll and compensation-related expenses.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2019, net cash provided by operating activities was approximately $629,000. Cash flows provided by operating activities consisted of net income of approximately $1,015,000, non-cash expenses of $395,000 and a decrease in accounts receivable of $41,000. These cash flows from operating activities were partially offset by a decrease in income taxes payable of $289,000, a decrease in accounts payable and accrued liabilities of $250,000, an increase in inventory of $119,000, an increase in prepaid expenses and other assets of $102,000, an increase in income taxes receivable of $50,000 and an increase in contract assets of $12,000.

Cash Flows from Investing Activities

For the three months ended September 30, 2019, cash used in investing activities was approximately $415,000. Cash used in investing activities consisted of approximately $405,000 in expenditures for property and equipment and $10,000 in payments for patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2019, cash provided by financing activities was approximately $13,000, which consisted of cash we received from the exercise of stock options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $21,757,000 as of September 30, 2019 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2018, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (5.00% at September 30, 2019) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2019 or June 30, 2019.  The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2019, if not renewed. At September 30, 2019, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

The documents governing our line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of September 30, 2019.

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

For the three months ended September 30, 2019 and 2018, we spent approximately $405,000 and $10,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

In September 2019, we completed a building expansion project at our New Prague, Minnesota facility. This building expansion commenced in April 2019 and the total cost of the project was approximately $1,500,000 and will save us over $130,000 in annual lease expense and provide us with sufficient infrastructure to support our long-term growth.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

Changes to Internal Control Over Financial Reporting

Effective July 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases.  Changes were made to relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting in accordance with the standard.  There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through June 30, 2012 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

Exhibit Number	Description	Method of Filing
101

Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 12, 2019	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	November 12, 2019	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)