Form 10-Q
period 2019-12-31
Electromed, Inc.
filed 2020-02-11
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,478,448 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 7, 2020.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

 i

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$9,206,722	$7,807,928
Accounts receivable (net of allowances for doubtful accounts of $45,000)	12,718,220	12,760,042
Contract assets	1,190,810	995,847
Inventories	2,651,420	2,622,000
Prepaid expenses and other current assets	313,436	353,214
Income tax receivable	206,489	-
Total current assets	26,287,097	24,539,031
Property and equipment, net	3,914,934	3,604,744
Finite-life intangible assets, net	552,093	581,413
Other assets	122,057	45,044
Deferred income taxes	611,000	629,000
Total assets	$31,487,181	$29,399,232

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$82,938	$30,320
Accounts payable	610,610	586,575
Accrued compensation	1,202,694	1,404,662
Income tax payable	-	288,511
Warranty reserve	770,000	810,000
Other accrued liabilities	327,531	530,453
Total current liabilities	2,993,773	3,650,521
Other long-term liabilities	39,628	14,737
Total liabilities	3,033,401	3,665,258

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,478,448 and 8,408,351 issued and outstanding at December 31, 2019 and June 30, 2019, respectively	84,784	84,084
Additional paid-in capital	16,647,320	16,127,826
Retained earnings	11,721,676	9,522,064
Total shareholders’ equity	28,453,780	25,733,974
Total liabilities and shareholders’ equity	$31,487,181	$29,399,232

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Net revenues	$8,546,942	$8,012,487	$16,849,440	$15,288,370
Cost of revenues	1,871,434	1,950,040	3,831,584	3,683,039
Gross profit	6,675,508	6,062,447	13,017,856	11,605,331

Operating expenses
Selling, general and administrative	4,965,053	5,149,613	9,859,858	10,422,598
Research and development	143,477	237,838	242,414	306,028
Total operating expenses	5,108,530	5,387,451	10,102,272	10,728,626
Operating income	1,566,978	674,996	2,915,584	876,705
Interest income, net	37,078	16,521	77,028	29,974
Net income before income taxes	1,604,056	691,517	2,992,612	906,679

Income tax expense	419,000	311,000	793,000	369,000
Net income	$1,185,056	$380,517	$2,199,612	$537,679

Income per share:
Basic	$0.14	$0.05	$0.26	$0.06

Diluted	$0.14	$0.04	$0.25	$0.06

Weighted-average common shares outstanding:
Basic	8,390,125	8,298,961	8,384,807	8,279,493
Diluted	8,759,143	8,669,739	8,698,168	8,658,346

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$2,199,612	$537,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	318,982	329,947
Amortization of finite-life intangible assets	60,219	59,863
Amortization of debt issuance costs	-	1,958
Share-based compensation expense	444,258	500,745
Deferred income taxes	18,000	3,000
Loss on disposal of property and equipment	1,294	1,198
Changes in operating assets and liabilities:
Accounts receivable	41,822	(126,158)
Contract assets	(194,963)	(5,468)
Inventories	(19,448)	(242,459)
Prepaid expenses and other assets	76,213	513,702
Income tax receivable	(206,489)	(24,860)
Income tax payable	(288,511)	(397,390)
Accounts payable and accrued liabilities	(427,390)	(331,168)
Net cash provided by operating activities	2,023,599	820,589

Cash Flows From Investing Activities
Expenditures for property and equipment	(669,842)	(122,337)
Expenditures for finite-life intangible assets	(30,899)	(28,794)
Net cash used in investing activities	(700,741)	(151,131)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	-	(1,103,001)
Issuance of common stock upon exercise of options	75,936	188,821
Net cash provided by (used in) financing activities	75,936	(914,180)
Net increase (decrease) in cash	1,398,794	(244,722)
Cash
Beginning of period	7,807,928	7,455,844
End of period	$9,206,722	$7,211,122

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2018	8,288,659	$82,887	$14,953,103	$7,541,734	$22,577,724

Net income	–	–	–	157,161	157,161
Issuance of restricted stock	30,000	300	(300)	–	–
Issuance of common stock upon exercise of options	11,167	112	33,198	–	33,310
Share-based compensation expense	–	–	257,493	–	257,493
Balance at September 30, 2018	8,329,826	83,299	15,243,494	7,698,895	23,025,688

Net income	–	–	–	380,517	380,517
Issuance of restricted stock	10,000	100	(100)	–	–
Issuance of common stock upon exercise of options	44,358	443	155,068	–	155,511
Share-based compensation expense	–	–	243,252	–	243,252
Balance at December 31, 2018	8,384,184	$83,842	$15,641,714	$8,079,412	$23,804,968

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,064	$25,733,974

Net income	–	–	–	1,014,556	1,014,556
Issuance of restricted stock	32,500	325	(325)	–	–
Issuance of common stock upon exercise of options	5,000	50	12,990	–	13,040
Share-based compensation expense	–	–	209,954	–	209,954
Balance at September 30, 2019	8,445,851	84,459	16,350,445	10,536,620	26,971,524

Net income	–	–	–	1,185,056	1,185,056
Issuance of restricted stock	15,000	150	(150)	–	–
Issuance of common stock upon exercise of options	17,597	175	62,721	–	62,896
Share-based compensation expense	–	–	234,304	–	234,304
Balance at December 31, 2019	8,478,448	$84,784	$16,647,320	$11,721,676	$28,453,780

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $319,000 and $414,000 for the six months ended December 31, 2019 and 2018, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its condensed financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation and its warranty liability.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 136,000 and 356,084 for the three months ended December 31, 2019 and 2018, respectively, and were 316,000 and 177,750 for the six months ended December 31, 2019 and 2018, respectively.

New accounting pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).   This standard requires the recognition of all lease transactions on the balance sheet as a lease liability and a right-of-use asset (as defined in ASU 2016-02). ASU 2016-02 to Topic 842 – Leases (“ASC 842”) became effective for the Company on July 1, 2019 and was applied retrospectively to all periods presented.  The Company applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.  Additional information and required disclosures are included in Note 9.

Impact on Previously Reported Results:

The following table presents a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 842:

	For the three months ended December 31, 2018
	As Previously Reported	Effect of Adoption	As Adjusted

Net Revenues	$8,012,487	$-	$8,012,487
Cost of Revenues	1,950,040	-	1,950,040
Gross Profit	6,062,447	-	6,062,447
Operating Expenses
Selling, general and administrative	5,152,394	(2,781)	5,149,613
Research and development	237,838	-	237,838
Total operating expenses	5,390,232	(2,781)	5,387,451
Operating Income	672,215	2,781	674,996
Interest income (expense), net	16,521	-	16,521
Net income before income taxes	688,736	2,781	691,517
Income tax expense	311,000	-	311,000
Net Income	$377,736	$2,781	$380,517
Income per share:
Basic	$0.05	$0.00	$0.05
Diluted	$0.04	$0.00	$0.04

	For the six months ended December 31, 2018
	As Previously Reported	Effect of Adoption	As Adjusted

Net Revenues	$15,288,370	$-	$15,288,370
Cost of Revenues	3,683,039	-	3,683,039
Gross Profit	11,605,331	-	11,605,331
Operating Expenses
Selling, general and administrative	10,428,148	(5,550)	10,422,598
Research and development	306,028	-	306,028
Total operating expenses	10,734,176	(5,550)	10,728,626
Operating Income	871,155	5,550	876,705
Interest income (expense), net	29,974	-	29,974
Net income before income taxes	901,129	5,550	906,679
Income tax expense	369,000	-	369,000
Net Income	$532,129	$5,550	$537,679
Income per share:
Basic	$0.06	$0.00	$0.06
Diluted	$0.06	$0.00	$0.06

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Other Assets	-	45,044	45,044

Liabilities and Shareholder’s Equity
Current maturities of other long-term liabilities		30,320	30,320
Other long-term liabilities	-	14,737	14,737
Retained Earnings	9,522,076	(12)	9,522,064

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 842:

	For the six months ended December 31, 2018
	As Previously Reported	Effect of Adoption	As Adjusted

Cash Flow from Operating Activities
Net income	$532,129	$5,550	$537,679
Changes in operating assets and liabilities:
Prepaid expenses and other assets	421,864	91,838	513,702
Accounts payable and accrued liabilities	(233,780)	(97,388)	(331,168)

Note 2.  Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including non-cash consideration, consideration paid or payable to customers and significant financing components.  Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under Performance obligations and transaction price.

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

Disaggregation of revenues.  In the following table, revenue is disaggregated by market:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Home care	$7,669,107	$7,330,927	$15,160,762	$14,053,321
Institutional	493,525	401,901	1,118,349	820,806
Home Care Distributor	131,035	-	251,369	-
International	253,275	279,659	318,960	414,243
Total	$8,546,942	$8,012,487	$16,849,440	$15,288,370

In the following table, home care revenue is disaggregated by payer type:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Commercial	$3,103,518	$3,477,768	$5,988,130	$6,834,435
Medicare	3,788,173	3,239,434	7,463,673	6,150,643
Medicaid	449,492	465,331	1,131,410	717,116
Other	327,924	148,394	577,549	351,127
Total	$7,669,107	$7,330,927	$15,160,762	$14,053,321

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

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid, and the Veteran’s Administration to cover and reimburse all or part of the cost of the SmartVest System.  The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (i) outright sale, in which payment is received from the payer based on standard terms, (ii) capped installment sale, under which the SmartVest System is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (iii) installment sale under which the SmartVest System is paid for over a period of several months as long as the patient continues to use the SmartVest System.

Regardless of type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, in spite of possible payment cancelation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death, or otherwise becoming unable to use the SmartVest System.  However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies.  As a result, the Company’s product sales qualify for point in time revenue recognition.  Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System.  At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

●

Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the six months ended December 31, 2019 and 2018 was approximately $4,000 and $25,000, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	December 31, 2019	June 30, 2019
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$12,718,220	$12,760,042
Contract assets, included in other current assets	$1,190,810	$995,847

Significant changes in contract assets during the period are as follows:

	For the six months ended December 31, 2019	For the tweleve months ended June 30, 2019
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$995,847	$776,338
Reclassification of contract assets to accounts receivable	(797,515)	(2,012,619)
Contract assets recognized	991,611	2,169,835
Increaase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	867	62,293
Contract assets, ending	$1,190,810	$995,847

Note 3. Inventories

The components of inventory were approximately as follows:

	December 31, 2019	June 30, 2019
Parts inventory	$2,132,000	$1,783,000
Work in process	178,000	444,000
Finished goods	447,000	521,000
Estimated inventory to be returned	204,000	184,000
Less: Reserve for obsolescence	(310,000)	(310,000)
Total	$2,651,000	$2,622,000

Note 4.   Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $1,070,000 and $1,010,000 at December 31, 2019 and June 30, 2019, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Six Months Ended December 31, 2019	Fiscal Year Ended June 30, 2019
Balance, beginning	$581,000	$649,000
Additions	31,000	58,000
Abandonments	-	(5,000)
Amortization expense	(60,000)	(121,000)
Balance, ending	$552,000	$581,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2019	Fiscal Year Ended June 30, 2019
Beginning warranty reserve	$810,000	$760,000
Accrual for products sold	28,000	201,000
Expenditures and costs incurred for warranty claims	(68,000)	(151,000)
Ending warranty reserve	$770,000	$810,000

Note 6. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $419,000 and $793,000, and the effective tax rate was 26.1% and 26.5% for the three and six months ended December 31, 2019, respectively. Estimated income tax expense for the three and six months ended December 31, 2019 included a discrete deferred tax benefit of approximately $12,000 and $15,000, respectively, related to stock options that were exercised during the period. The net impact of these discrete events decreased the estimated effective tax rates by 0.7% and 0.5% during the three and six months ended December 31, 2019, respectively.

Income tax expense was estimated at approximately $311,000 and $369,000 and the effective tax rate was 45.0% and 40.7%, for the three and six months ended December 31, 2018, respectively. Estimated income tax expense for the three and six months ended December 31, 2018 included a discrete deferred tax expense of approximately $126,000 related to unexercised fully-vested stock options that expired on November 24, 2018 and a discrete current tax benefit of approximately $9,000 related to the excess tax benefit of non-qualified stock options that were exercised during the period. The net impact of these discrete events increased the estimated effective tax rates by 16.9% and 12.9% during the three and six months ended December 31, 2018, respectively.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2019, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2019 or June 30, 2019. Interest on borrowings under the line of credit, if any, accrues at the prime rate (4.75% at December 31, 2019) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2020, if not renewed. At December 31, 2019, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”), which superseded the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors (“the Board of Directors”) to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board of Directors upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 473,250 stock options granted under the 2014 Plan and prior plans outstanding as of December 31, 2019. There were 304,000 stock options and 77,498 shares of restricted stock issued under the 2017 Plan outstanding and 497,000 shares available for grant under the 2017 Plan as of December 31, 2019.

The Company recorded approximately $444,000 and $501,000 of compensation expense related to current and past grants of stock options and restricted stock for the six months ended December 31, 2019 and 2018, respectively. This expense is included in selling, general and administrative expense. As of December 31, 2019, approximately $1,125,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted average period of approximately 0.8 years.

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

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2019	Fiscal Year Ended June 30, 2019
Risk-free interest rate	1.85%	2.36% - 2.77%
Expected term (years)	6	6
Expected volatility	190.1%	182.4% - 192.0%

Stock Options

The Company issued 149,300 stock options pursuant to the 2017 Plan during the six months ended December 31, 2019. Stock option transactions during the six months ended December 31, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2019	683,000	$3.84
Granted	149,300	$5.29
Exercised	(24,000)	$3.52
Cancelled or Forfeited	(31,050)	$5.30
Outstanding at December 31, 2019	777,250	$4.07

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2019, the weighted average remaining contractual term for all outstanding stock options was 6.94 years and their aggregate intrinsic value was approximately $3,558,000. Outstanding at December 31, 2019 were 777,250 stock options issued to employees, of which 486,674 were exercisable and had an aggregate intrinsic value of approximately $2,616,000.

Restricted Stock

The 2017 Plan also permits the grant of other stock-based awards, including shares of restricted stock. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the six months ended December 31, 2019, the Company issued restricted stock awards to employees totaling 32,500 shares of common stock, with a vesting term of one to three years and a fair value of $5.29 per share, and to directors totaling 18,000 shares of common stock, with a vesting term of six months and a fair value of $9.74 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the NYSE American on the date of the grant. Restricted stock transactions during the six months ended December 31, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding Shares of Restricted Stock Unvested at June 30, 2019	29,998	$5.46
Granted	50,500	$6.88
Vested	–	–
Forfeited	(3,000)	9.74
Outstanding Shares of Restricted Stock Unvested at December 31, 2019	77,498	$6.22

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

The Company has recognized right of use assets associated with its operating leases of approximately $122,000 and $45,000 as of December 31, 2019 and June 30, 2019, respectively, which is included in other assets on the Company’s condensed balance sheet. Operating lease liabilities were $123,000 and $45,000 as of December 31, 2019 and June 30, 2019, respectively, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s condensed balance sheet.

As of December 31, 2019, the Company has a weighted-average lease term of 0.8 years for its operating leases, which have a weighted-average discount rate of 4.0%. Operating lease payments of $45,000 are included in operating cash flows for the six months ended December 31, 2019.

Maturities of lease liabilities, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s condensed balance sheet, are as follows:

Fiscal years ending June 30:
2020*	$44,000
2021	73,000
2022	9,000
2023	1,000
Total lease payments	127,000
Less: Interest	(4,000)
Present value of lease liabilities	$123,000

 *Six months ending June 30, 2020

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1, of this Quarterly Report on Form 10-Q, our audited financial statements, related notes thereto and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, or (“fiscal 2019”).

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since our fiscal quarter ended March 31, 2014. In the fourth quarter of our fiscal year ended June 30, 2015, we launched the SmartVest SQL into institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport. During February 2017, we entered into an agreement with Monaghan Medical Corporation to distribute and sell the Aerobika® Oscillating Positive Expiratory Pressure (“OPEP”) device in the U.S. home care market. After over a year of offering the Aerobika OPEP device, we determined that continuing to offer the product direct to patients was unlikely to serve a broader patient population as originally planned. As a result, we discontinued our distribution of the Aerobika OPEP device in November 2018.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the unaudited condensed financial statements in this Quarterly Report on Form 10-Q, see Part II, Item 7, and Note 1 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2019.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. Among other factors, these judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements, including the unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, include: revenue recognition and the estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation and warranty liability.

Results of Operations

Revenues

Revenue for the three and six months ended December 31, 2019 and 2018 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
	2019	2018	Change		2019	2018	Change
Total Revenue	$8,547	$8,012	$535	6.7%	$16,849	$15,288	$1,561	10.2%
Home Care Revenue	7,669	7,331	338	4.6%	15,161	14,053	1,108	7.9%
Institutional Revenue	494	402	92	22.8%	1,118	821	297	36.3%
Home Care Distributor Revenue	131	-	131	-	251	-	251	-
International Revenue	253	279	(26)	(9.4%)	319	414	(95)	(23.0%)

Home Care Revenue. Home care revenue for the three months ended December 31, 2019 was approximately $7,669,000, an increase of approximately $338,000, or 4.6%, compared to the same period in fiscal 2019.  The increase was primarily due to higher average allowable based on payer mix which was offset by a slightly lower conversion rate on flat referrals. Referrals were flat despite having approximately ten fewer direct field sales employees compared to the prior year period.

For the six months ended December 31, 2019, home care revenue was approximately $15,161,000, an increase of approximately $1,108,000, or 7.9%, compared to the same period in fiscal 2019. The increases was predominantly due to a higher average allowable due to payer mix on slightly higher referrals. Referrals increased slightly despite having approximately eight fewer direct field sales employees compared to the prior year period.

Institutional Revenue. Institutional revenue for the three and six months ended December 31, 2019 was approximately $494,000 and $1,118,000, respectively, representing an increase of approximately $92,000 and $297,000, or 22.8% and 36.3%, respectively, compared to the same periods in fiscal 2019. The increases in institutional revenue for the three and six months ended December 31, 2019 were primarily due to a higher selling price per device compared to the prior fiscal year and an increase in the number of devices sold. Institutional revenue includes sales to group purchasing organization (“GPO”) members, medical equipment rental companies that rent to long-term care facilities and other institutions.

Home Care Distributor Revenue. Home care distributor revenue for the three and six months ended December 31, 2019 was approximately $131,000 and $251,000, respectively. We began selling to home medical equipment distributors during the six months ended December 31, 2019, who in turn sell our SmartVest System in the U.S. home care market.

International Revenue. International revenue for the three and six months ended December 31, 2019 was approximately $253,000 and $319,000, respectively, representing a decrease of approximately $26,000 and $95,000, or 9.4% and 23.0%, respectively, compared to the same periods in fiscal 2019. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $6,676,000, or 78.1% of net revenues, for the three months ended December 31, 2019, from approximately $6,062,000, or 75.7% of net revenues, in the same period in fiscal 2019. Gross profit increased to approximately $13,018,000, or 77.3% of net revenues, for the six months ended December 31, 2019, from approximately $11,605,000, or 75.9% of net revenues, in the same period in fiscal 2019. The increase in gross profit for the three and six months ended December 31, 2019 was primarily related to increases in domestic home care revenue. The increase in gross profit as a percentage of net revenue was driven by a higher average allowable due to payer mix compared to the prior year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $4,965,000 and $9,860,000 for the three and six months ended December 31, 2019, respectively, representing decreases of approximately $187,000 and $565,000, or 3.6% and 5.4%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $3,036,000 and $6,174,000 for the three and six months ended December 31, 2019, respectively, representing decreases of approximately $314,000 and $581,000, or 9.4% and 8.6%, respectively, compared to the same periods in the prior year. The decrease in the current year period was due to a lower number of employees in sales and administrative roles and lower share-based compensation expense.  These decreases in payroll and compensation-related expenses were partially offset by annual salary increases as compared to the prior year period.  We anticipate payroll and compensation related expenses to increase as we plan to expand our direct sales staff to 38 from 34 at the end of the quarter and add a regional sales manager.

Travel, meals and entertainment expenses were approximately $557,000 and $1,142,000 for the three and six months ended December 31, 2019, respectively, representing a decrease of approximately $49,000 and $74,000, or 8.1% and 6.1%, respectively, compared to the same periods in the prior year. The decrease was due primarily to fewer sales personnel.

Professional fees for the three and six months ended December 31, 2019 were approximately $486,000 and $897,000, respectively, an increase of approximately $127,000 and $65,000, or 35.4% and 7.8%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support, and consulting fees for enhancing our market development strategy. The increase in professional fees were primarily in consulting, legal and shareowner services.

Recruiting fees for the three and six months ended December 31, 2019 were approximately $92,000 and $154,000, respectively, an increase of approximately $29,000 and 61,000, or 46.0% and 65.6%, respectively, compared to the same period in the prior year. The increase in recruiting fees was due primarily to new employees hired in sales roles compared to the same periods in the prior year.

Research and development expenses. Research and development (“R&D”) expenses were approximately $143,000 and $242,000 for the three and six months ended December 31, 2019, respectively, representing decreases of approximately $95,000 and $64,000 compared to the same periods in the prior year. R&D expenses for the three and six months ended December 31, 2019 were 1.7% and 1.4% of revenue, respectively, compared to 3.0% and 2.0% of revenue for the same periods in the prior year. As a percentage of net revenues, we expect spending on R&D expenses to increase to between 2% and 4% for the remainder of our fiscal year ending June 30, 2020 as we focus on the development of a next generation device.

Interest income, net

Net interest income for the three and six months ended December 31, 2019 was $37,000 and $77,000, respectively, compared to net interest income of $17,000 and $30,000 in the comparable prior year periods. The increase in interest income was primarily driven by higher rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at approximately $419,000 and $311,000, and the effective tax rate was 26.1% and 45.0%, for the three months ended December 31, 2019 and 2018, respectively.  Income tax expense was estimated at approximately $793,000 and $369,000, and the effective tax rate was 26.5% and 40.7%, for the six months ended December 31, 2019 and 2018, respectively.

Estimated income tax expense for the three and six months ended December 31, 2019 included discrete deferred tax benefits of approximately $12,000 and $15,000, respectively, related to stock options that were exercised during the periods.  The net impact of these discrete events decreased the estimated effective tax rates by 0.7% and 0.5% during the three and six months ended December 31, 2019, respectively.   Estimated income tax expense for the three and six months ended December 31, 2018 included a discrete deferred tax expense of approximately $126,000 related to unexercised fully-vested stock options that expired on November 24, 2018 and a discrete current tax benefit of approximately $9,000 related to the excess tax benefit of non-qualified stock options that were exercised during the period.  The net impact of these discrete events increased the estimated effective tax rates by 16.9% and 12.9% during the three and six months ended December 31, 2018, respectively.

Net income

Net income for the three and six months ended December 31, 2019 was approximately $1,185,000 and $2,200,000 compared to $381,000 and $538,000 for the same periods in the prior year. The year-over-year increase in net income was driven primarily by higher revenue and lower payroll and compensation-related expenses.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2019, net cash provided by operating activities was approximately $2,024,000. Cash flows provided by operating activities consisted of net income of approximately $2,200,000, non-cash expenses of $843,000, decrease in prepaid expenses and other assets of $76,000 and a decrease in accounts receivable of $42,000. These cash flows from operating activities were partially offset by a decrease in income taxes payable of $289,000, a decrease in accounts payable and accrued liabilities of $428,000, an increase in inventory of $19,000, an increase in income taxes receivable of $206,000 and an increase in contract assets of $195,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2019, cash used in investing activities was approximately $701,000. Cash used in investing activities consisted of approximately $670,000 in expenditures for property and equipment and $31,000 in payments for patent costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2019, cash provided by financing activities was approximately $76,000, which consisted of cash we received from the exercise of stock options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our recent operational performance, we believe our working capital of approximately $23,293,000 as of December 31, 2019 and available borrowings under our existing credit facility will provide adequate liquidity for the next year.

Effective December 18, 2019, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (4.75% at December 31, 2019) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2019 or June 30, 2019.  The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2020, if not renewed. At December 31, 2019, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

The documents governing our line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of December 31, 2019.

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

For the six months ended December 31, 2019 and 2018, we spent approximately $670,000 and $122,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

In September 2019, we completed a building expansion project at our New Prague, Minnesota facility. This building expansion commenced in April 2019 and the total cost of the project was approximately $1,500,000 and will save us approximately $130,000 in annual lease expense and provide us with sufficient infrastructure to support our long-term growth.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	the competitive nature of our market;

●	changes to Medicare, Medicaid, or private insurance reimbursement policies;

●	changes to state and federal health care laws;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the home care distributor channel;

●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	new drug or pharmaceutical discoveries;

●	general economic and business conditions;

●	our ability to renew our line of credit or obtain additional credit as necessary;

●	our ability to protect and expand our intellectual property portfolio; and

●	the risks associated with expansion into international markets.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Composite Bylaws, as amended through March 28, 2013 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

10.1	Amended and Restated Employment Agreement with Kathleen S. Skarvan, dated December 2, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 6, 2019)*	Incorporated by Reference

10.2	Amended and Restated Employment Agreement with Jeremy T. Brock, dated December 2, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 6, 2019)*	Incorporated by Reference

10.3	Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference

10.4	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2019, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements

Filed Electronically

* Management compensatory contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

/s/ Kathleen S. Skarvan
Date:	February 11, 2020	Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	February 11, 2020	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)