Form 10-Q
period 2020-03-31
Electromed, Inc.
filed 2020-05-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 8,483,785 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 8, 2020.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$9,933,309	$7,807,928
Accounts receivable (net of allowances for doubtful accounts of $45,000)	13,290,402	12,760,042
Contract assets	1,146,842	995,847
Inventories, net	2,646,971	2,622,000
Prepaid expenses and other current assets	360,956	353,214
Income tax receivable	409,064	-
Total current assets	27,787,544	24,539,031
Property and equipment, net	3,878,347	3,604,744
Finite-life intangible assets, net	604,905	581,413
Other assets	100,421	45,044
Deferred income taxes	602,000	629,000
Total assets	$32,973,217	$29,399,232

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$76,866	$30,320
Accounts payable	874,133	586,575
Accrued compensation	1,444,480	1,404,662
Income tax payable	-	288,511
Warranty reserve	780,000	810,000
Other accrued liabilities	446,573	530,453
Total current liabilities	3,622,052	3,650,521
Other long-term liabilities	24,324	14,737
Total liabilities	3,646,376	3,665,258

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,483,785 and 8,408,351 issued and outstanding at March 31, 2020 and June 30, 2019, respectively	84,838	84,084
Additional paid-in capital	16,867,053	16,127,826
Retained earnings	12,374,950	9,522,064
Total shareholders’ equity	29,326,841	25,733,974
Total liabilities and shareholders’ equity	$32,973,217	$29,399,232

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Net revenues	$8,743,897	$7,407,779	$25,593,337	$22,696,149
Cost of revenues	2,150,347	1,833,478	5,981,931	5,516,517
Gross profit	6,593,550	5,574,301	19,611,406	17,179,632

Operating expenses
Selling, general and administrative	5,288,485	4,938,992	15,148,344	15,361,590
Research and development	391,962	170,757	634,376	476,785
Total operating expenses	5,680,447	5,109,749	15,782,720	15,838,375
Operating income	913,103	464,552	3,828,686	1,341,257
Interest income, net	34,171	27,374	111,200	57,348
Net income before income taxes	947,274	491,926	3,939,886	1,398,605

Income tax expense	294,000	139,000	1,087,000	508,000

Net income	$653,274	$352,926	$2,852,886	$890,605

Income per share:
Basic	$0.08	$0.04	$0.34	$0.11

Diluted	$0.07	$0.04	$0.33	$0.10

Weighted-average common shares outstanding:
Basic	8,403,154	8,325,346	8,390,916	8,294,568
Diluted	8,880,794	8,612,448	8,759,493	8,637,414

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$2,852,886	$890,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	469,784	527,472
Amortization of finite-life intangible assets	90,863	89,728
Amortization of debt issuance costs	-	1,958
Share-based compensation expense	676,558	729,470
Deferred income taxes Changes in operating assets and liabilities:	27,000	27,000
Loss on disposal of property and equipment Changes in operating assets and liabilities:	1,294	1,710
Changes in operating assets and liabilities:
Accounts receivable	(530,360)	(464,400)
Contract assets	(150,995)	(67,463)
Inventories	(13,852)	(205,524)
Prepaid expenses and other assets	50,329	490,147
Income tax receivable	(409,064)	(239,989)
Income tax payable	(288,511)	(397,390)
Accounts payable and accrued liabilities	136,361	(211,371)
Net cash provided by operating activities	2,912,293	1,171,953

Cash Flows From Investing Activities
Expenditures for property and equipment	(752,875)	(197,445)
Expenditures for finite-life intangible assets	(97,460)	(43,309)
Net cash used in investing activities	(850,335)	(240,754)

Cash Flows From Financing Activities

Principal payments on long-term debt including capital lease obligations	-	(1,103,001)
Issuance of common stock upon exercise of options	63,423	251,849
Net cash provided by (used in) financing activities	63,423	(851,152)
Net increase in cash	2,125,381	80,047
Cash
Beginning of period	7,807,928	7,455,844
End of period	$9,933,309	$7,535,891

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2018	8,288,659	$82,887	$14,953,103	$7,541,734	$22,577,724

Net income	–	–	–	157,161	157,161
Issuance of restricted stock	30,000	300	(300)	–	–
Issuance of common stock upon exercise of options	11,167	112	33,198	–	33,310
Share-based compensation expense	–	–	257,493	–	257,493
Balance at September 30, 2018	8,329,826	83,299	15,243,494	7,698,895	23,025,688

Net income	–	–	–	380,517	380,517
Issuance of restricted stock	10,000	100	(100)	–	–
Issuance of common stock upon exercise of options	44,358	443	155,068	–	155,511
Share-based compensation expense	–	–	243,252	–	243,252
Balance at December 31, 2018	8,384,184	83,842	15,641,714	8,079,412	23,804,968

Net income	–	–	–	352,926	352,926
Issuance of common stock upon exercise of options	24,167	242	62,786	–	63,028
Share-based compensation expense	–	–	228,725	–	228,725
Balance at March 31, 2019	8,408,351	$84,084	$15,933,225	$8,432,338	$24,449,647

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,064	$25,733,974

Net income	–	–	–	1,014,556	1,014,556
Issuance of restricted stock	32,500	325	(325)	–	–
Issuance of common stock upon exercise of options	5,000	50	12,990	–	13,040
Share-based compensation expense	–	–	209,954	–	209,954
Balance at September 30, 2019	8,445,851	84,459	16,350,445	10,536,620	26,971,524

Net income	–	–	–	1,185,056	1,185,056
Issuance of restricted stock	15,000	150	(150)	–	–
Issuance of common stock upon exercise of options	17,597	175	62,721	–	62,896
Share-based compensation expense	–	–	234,304	–	234,304
Balance at December 31, 2019	8,478,448	$84,784	$16,647,320	$11,721,676	$28,453,780
Net income	–	–	–	653,274	653,274
Issuance of common stock upon exercise of options	5,337	54	(12,567)	–	(12,513)
Share-based compensation expense	–	–	232,300	–	232,300
Balance at March 31, 2020	8,483,785	$84,838	$16,867,053	$12,374,950	$29,326,841

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $455,000 and $556,000 for the nine months ended March 31, 2020 and 2019, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Potential impacts of COVID-19 on the Company’s business:

The impact of the COVID-19 pandemic on the Company’s business remains uncertain and its effects on its operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas the Company operates or in which its patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to predict with confidence the likely impact of the COVID-19 pandemic on its future operations. For a more detailed discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was zero and 134,100 for the three and nine months ended March 31, 2020, respectively, and were 323,750 for both the three and nine months ended March 31, 2019.

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

Impact on Previously Reported Results:

The following table presents a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 842:

	For the three months ended March 31, 2019
	As Previously	Effect
	Reported	of Adoption	As Adjusted

Net revenues	$7,407,779	$-	$7,407,779
Cost of revenues	1,833,478	-	1,833,478
Gross profit	5,574,301	-	5,574,301
Operating expenses
Selling, general and administrative	4,941,773	(2,781)	4,938,992
Research and development	170,757	-	170,757
Total operating expenses	5,112,530	(2,781)	5,109,749
Operating income	461,771	2,781	464,552
Interest income, net	27,374	-	27,374
Net income before income taxes	489,145	2,781	491,926
Income tax expense	139,000	-	139,000
Net income	$350,145	$2,781	$352,926
Income per share:
Basic	$0.05	$0.00	$0.05
Diluted	$0.04	$0.00	$0.04

	For the nine months ended March 31, 2019
	As Previously	Effect
	Reported	of Adoption	As Adjusted

Net revenues	$22,696,149	$-	$22,696,149
Cost of revenues	5,516,517	-	5,516,517
Gross profit	17,179,632	-	17,179,632
Operating expenses
Selling, general and administrative	15,369,921	(8,331)	15,361,590
Research and development	476,785	-	476,785
Total operating expenses	15,846,706	(8,331)	15,838,375
Operating income	1,332,926	8,331	1,341,257
Interest income, net	57,348	-	57,348
Net income before income taxes	1,390,274	8,331	1,398,605
Income tax expense	508,000	-	508,000
Net income	$882,274	$8,331	$890,605
Income per share:
Basic	$0.11	$0.00	$0.11
Diluted	$0.10	$0.00	$0.10

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	June 30, 2019
	As Previously	Effect
	Reported	of Adoption	As Adjusted
Assets
Other assets	$-	$45,044	$45,044

Liabilities and Shareholder's Equity
Current maturities of other long-term liabilities	-	30,320	30,320
Other long-term liabilities	-	14,737	14,737
Retained earnings	9,522,076	(12)	9,522,064

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 842:

	For the nine months ended March 31, 2019
	As Previously	Effect
	Reported	of Adoption	As Adjusted

Cash Flow from Operating Activities
Net income	$882,274	$8,331	$890,605
Changes in operating assets and liabilities:
Prepaid expenses and other assets	350,881	139,266	490,147
Accounts payable and accrued liabilities	(63,774)	(147,597)	(211,371)

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

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Home Care	$7,834,094	$6,851,910	$22,994,856	$20,905,230
Institutional	608,519	414,369	1,726,868	1,235,176
Home Care Distributor	164,564	-	415,933	-
International	136,720	141,500	455,680	555,743
Total	$8,743,897	$7,407,779	$25,593,337	$22,696,149

In the following table, home care revenue is disaggregated by payer type:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Commercial	$3,486,387	$2,807,493	$9,474,517	$9,641,929
Medicare	3,818,185	3,702,807	11,281,858	9,853,450
Medicaid	300,664	147,731	1,432,074	864,846
Other	228,858	193,879	806,407	545,005
Total	$7,834,094	$6,851,910	$22,994,856	$20,905,230

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

Home care market. In the Company’s home care market, its customers are patients who use the SmartVest System. The various models of the SmartVest System are comprised of three main components - a generator, a vest and a connecting hose - that are sold together as an integrated unit. Accordingly, in contracts within the home care market, the Company regards the SmartVest System to be a single performance obligation.

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

Home care patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid and the U.S. Department of Veterans Affairs to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (i) outright sale, in which payment is received from the payer based on standard terms, (ii) capped installment sale, under which the SmartVest System is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (iii) installment sale, under which the SmartVest System is paid for over a period of several months as long as the patient continues to use the SmartVest System.

Regardless of type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, in spite of possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point in time revenue recognition. Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

The Company’s contractually stated transaction prices in the home care market are generally set by the terms of the contracts negotiated with insurance companies or by government programs. The transaction price for the Company’s products may be further impacted by variable consideration. ASC 606 requires the Company to adjust the transaction price at contract inception and throughout the contract duration for the estimated value of payments to be received from insurance payers based on historical experience and other available information, subject to the constraint on estimates of variable consideration. Transactions requiring estimates of variable consideration primarily include (i) capped installment payments, which are subject to the third-party payer’s termination due to changes in insurance coverage, death or the patient’s discontinued use of the SmartVest System, (ii) contracts under appeal and (iii) patient responsibility amounts for deductibles, coinsurance, copays and other similar payments.

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the nine months ended March 31, 2020 and 2019 was approximately $6,000 and $34,000, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	March 31, 2020	June 30, 2019
Receivables, included in “Accounts receivable, net of allowance for	$13,290,402	$12,760,042
doubtful accounts"
Contract assets	$1,146,842	$995,847

Significant changes in contract assets during the period are as follows:

	Nine Months Ended March 31, 2020	Fiscal Year Ended June 30, 2019
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$995,847	$776,338
Reclassification of contract assets to accounts receivable	(1,413,671)	(2,012,619)
Contract assets recognized	1,557,371	2,169,835
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	7,295	62,293
Contract assets, ending	$1,146,842	$995,847

Note 3.  Inventories

The components of inventory were approximately as follows:

	March 31, 2020	June 30, 2019
Parts inventory	$2,042,000	$1,783,000
Work in process	239,000	444,000
Finished goods	459,000	521,000
Estimated inventory to be returned	187,000	184,000
Less: Reserve for obsolescence	(280,000)	(310,000)
Total	$2,647,000	$2,622,000

Note 4.   Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $1,101,000 and $1,010,000 at March 31, 2020 and June 30, 2019, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Nine Months Ended March 31, 2020	Fiscal Year Ended June 30, 2019
Balance, beginning	$581,000	$649,000
Additions	115,000	58,000
Abandonments	-	(5,000)
Amortization expense	(91,000)	(121,000)
Balance, ending	$605,000	$581,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2020	Fiscal Year Ended June 30, 2019
Beginning warranty reserve	$810,000	$760,000
Accrual for products sold	82,000	201,000
Expenditures and costs incurred for warranty claims	(112,000)	(151,000)
Ending warranty reserve	$780,000	$810,000

Note 6.  Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. Income tax expense was estimated at approximately $294,000 and $1,087,000, and the effective tax rate was 31.0% and 27.6%, for the three and nine months ended March 31, 2020, respectively.  Estimated income tax expense for the three months ended March 31, 2020 included a $30,000 discrete tax expense as a result of higher federal and state taxes than what was originally estimated in the Company’s fiscal 2019 tax provision.  The net impact of this discrete event increased the estimated effective tax rates by 3.2% during the three months ended March 31, 2020.  Estimated income tax expense for the nine months ended March 31, 2020 included a $30,000 discrete tax expense as a result of higher federal and state taxes than what was originally estimated in the Company’s fiscal 2019 tax provision and a $13,000 discrete tax benefit related to the exercise of stock options.  The net impact of these discrete events increased the estimated effective tax rates by 0.4% during the nine months ended March 31, 2020.

Income tax expense was estimated at approximately $139,000 and $508,000, and the effective tax rate was 28.3% and 36.3%, for the three and nine months ended March 31, 2019, respectively.  Estimated income tax expense for the nine months ended March 31, 2019 includes a discrete deferred tax expense of approximately $134,000 related to unexercised fully-vested stock options that expired and a discrete current tax benefit of approximately $16,000 related to the excess tax benefit of non-qualified stock options exercised during the period.  The net impact of these discrete events increased the estimated effective tax rates by 8.5% during the nine months ended March 31, 2019.

Note 7.  Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2019, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2020 or June 30, 2019.  Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at March 31, 2020) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2020, if not renewed.  At March 31, 2020, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8.  Stock-Based Compensation

In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”), which superseded the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors (the “Board of Directors”) to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board of Directors upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 469,500 stock options granted under the 2014 Plan and prior plans outstanding as of March 31, 2020. There were 287,932 stock options and 77,498 shares of restricted stock issued under the 2017 Plan outstanding and 504,900 shares available for grant under the 2017 Plan as of March 31, 2020.

The Company recorded approximately $677,000 and $729,000 of compensation expense related to current and past grants of stock options and restricted stock for the nine months ended March 31, 2020 and 2019, respectively.  This expense is included in selling, general and administrative expense. As of March 31, 2020, approximately $730,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted-average period of approximately 0.7 years.

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

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended March 31, 2020	Fiscal Year Ended June 30, 2019
Risk-free interest rate	1.85%	2.36% - 2.77%
Expected term (years)	6	6
Expected volatility	190.1%	182.4% - 192.0%

Stock Options

The Company issued 149,300 stock options pursuant to the 2017 Plan during the nine months ended March 31, 2020. Stock option transactions during the nine months ended March 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2019	683,000	$3.84
Granted	149,300	$5.29
Exercised	(34,418)	$3.87
Cancelled or Forfeited	(40,450)	$5.33
Outstanding at March 31, 2020	757,432	$4.05

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  At March 31, 2020, the weighted average remaining contractual term for all outstanding stock options was 6.66 years and their aggregate intrinsic value was approximately $6,062,000.  Outstanding at March 31, 2020 were 757,432 stock options issued to employees, of which 477,756 were exercisable and had an aggregate intrinsic value of approximately $4,202,000.

Restricted Stock

The 2017 Plan also permits the grant of other stock-based awards, including shares of restricted stock. Historically, the Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years.

During the nine months ended March 31, 2020, the Company issued restricted stock awards to employees totaling 32,500 shares of common stock, with a vesting term of one to three years and a fair value of $5.29 per share, and to directors totaling 18,000 shares of common stock, with a vesting term of six months and a fair value of $9.74 per share. The restricted stock’s fair value per share represents the closing price of its common stock on the NYSE American on the date of the grant. Restricted stock transactions during the nine months ended March 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding Shares of Restricted Stock Unvested at June 30, 2019	29,998	$5.46
Granted	50,500	6.88
Vested	–	–
Forfeited	(3,000)	9.74
Outstanding Shares of Restricted Stock Unvested at March 31, 2020	77,498	$6.22

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

The Company has recognized right of use assets associated with its operating leases of approximately $100,000 and $45,000 as of March 31, 2020 and June 30, 2019, respectively, which is included in other assets on the Company’s condensed balance sheet.  Operating lease liabilities were $101,000 and $45,000 as of March 31, 2020 and June 30, 2019, respectively, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s condensed balance sheet.

As of March 31, 2020, the Company has a weighted-average lease term of 0.8 years for its operating leases, which have a weighted-average discount rate of 4.0%.  Operating lease payments of $55,000 are included in operating cash flows for the nine months ended March 31, 2020.

Maturities of lease liabilities, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s condensed balance sheet, are as follows:

Fiscal years ending June 30:
2020*	$23,000
2021	73,000
2022	9,000
2023	1,000
Total lease payments	106,000
Less: Interest	(5,000)
Present value of lease liabilities	$101,000
*Three months ending June 30, 2020

Note 10.  Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures its business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 11.  Subsequent Events

On April 10, 2020, the Company received a stimulus payment in the amount of $913,000 related to the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund which may partially offset losses in revenue due to the impact of the COVID-19 pandemic. The Company’s ability to utilize the full amount received will depend on the guidelines and rules of the CARES Act such as the cost incurred to support healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic in accordance with the guidelines and rules of the CARES Act.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited financial statements, related notes thereto and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“fiscal 2019”).

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

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations (“HMOs”), state Medicaid systems, and the federal Medicare system, which we believe is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code (E0483) for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuromuscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the unaudited condensed financial statements in this Quarterly Report on Form 10-Q, see Note 1 to our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2019.

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

COVID-19 Considerations

The impact of the COVID-19 pandemic on our business remains uncertain and its effects on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time.  Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas we operate or in which our patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity.  Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with confidence the likely impact of the COVID-19 pandemic on our future operations.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and started negatively impacting business in our industry during the third quarter of fiscal 2020 In particular, healthcare facilities and clinics have restricted access to their clinicians, reducing patient consultations and treatments, or closed temporarily due to the COVID-19 pandemic, which has significantly reduced homecare referrals and resulted in institutional orders being postponed. These and other responses by healthcare systems have had, and we believe will continue to have, a negative impact on our operating results and cash flows. While the effects of the COVID-19 pandemic began in the second half of March of 2020, we expect the effect on our financial results in the fourth quarter of fiscal 2020 to be significant. We believe the impact on our business will begin to lessen after our fourth quarter and continue to do so in subsequent periods; however, the impacts on these periods could be significant.

We believe that the COVID-19 pandemic’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the pandemic; its impact on the U.S. healthcare system and economy; and the timing, scope and effectiveness of U.S. governmental responses to the COVID-19 pandemic.

While we have not experienced adverse impacts on our supply chain, the COVID-19 pandemic could have an adverse impact on our supply chain, including the impacts associated with preventive and precautionary measures that other businesses and the governments are taking. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.

In response to the negative impact of the COVID-19 pandemic on our business, in April 2020 we initiated cost-containment measures, which included reducing discretionary and variable spend, such as travel, and the use of contractors, consultants, temporary help and employee furloughs in our manufacturing and general and administrative functions in response to lower near-term demand for our products. We expect these costs reductions will lead to approximately $450,000 of savings per quarter which we expect to partially realize in the quarter ending June 30, 2020.

We have also taken measures to ensure the safety of our employees and to comply with governmental orders. We consider our business to be essential under applicable orders due primarily to our role in manufacturing and supplying needed medical devices to patients with respiratory related issues.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare and Medicaid Services implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020 and will be in place for an unknown period of time. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period.1

1 Policy and Regulatory Revisions in Response to the COVID-19 Public Health Emergency, 66 Fed. Reg. 19230, 19266 (April 6, 2020).

On April 10, 2020, the Company received a stimulus payment in the amount of $913,000 related to the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund which may partially offset losses in revenue due to the impact of the COVID-19 pandemic. The Company’s ability to utilize the full amount received will depend on cost incurred to support healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic in accordance with the guidelines and rules of the CARES Act.

Results of Operations

Revenues

Revenue for the three and nine months ended March 31, 2020 and 2019 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
Total Revenue	$8,744	$7,408	$1,336	18.0%	$25,593	$22,696	$2,897	12.8%
Home Care Revenue	7,834	6,852	982	14.3%	22,995	20,905	2,090	10.0%
Institutional Revenue	609	414	195	46.9%	1,727	1,235	492	39.8%
Home Care Distributor Revenue	164	-	164	-	416	-	416	-
International Revenue	137	142	(5)	(3.4%)	455	556	(101)	(18.0%)

Home Care Revenue. Home care revenue for the three months ended March 31, 2020 was approximately $7,834,000, an increase of approximately $982,000, or 14.3%, compared to the same period in fiscal 2019.  The increase was primarily due to a higher average allowable based on payer mix and a greater percentage of approved referrals as compared to the prior year period. Referrals increased slightly despite having approximately five fewer direct field sales employees compared to the prior year period.

For the nine months ended March 31, 2020, home care revenue was approximately $22,995,000, an increase of approximately $2,090,000, or 10.0%, compared to the same period in fiscal 2019. The increase was predominantly due to a higher average allowable due to payer mix and a greater percentage of approved referrals as compared to the prior year period. Referrals increased slightly despite having approximately seven fewer direct field sales employees compared to the prior year period.

Institutional Revenue. Institutional revenue for the three and nine months ended March 31, 2020 was approximately $609,000 and $1,727,000, respectively, representing an increase of approximately $195,000 and $492,000, or 46.9% and 39.8%, respectively, compared to the same periods in fiscal 2019. The increases in institutional revenue for the three and nine months ended March 31, 2020 were primarily due to a higher selling price per device compared to the same periods in the prior year and an increase in the number of devices and single-use patient garments sold. Institutional revenue includes sales to group purchasing organization (“GPO”) members, medical equipment rental companies that rent to long-term care facilities and other institutions.

Home Care Distributor Revenue. Home care distributor revenue for the three and nine months ended March 31, 2020 was approximately $164,000 and $416,000, respectively. We began selling to home medical equipment distributors during the nine months ended March 31, 2020, who in turn sell our SmartVest System in the U.S. home care market.

International Revenue. International revenue for the three and nine months ended March 31, 2020 was approximately $137,000 and $455,000, respectively, representing a decrease of approximately $5,000 and $101,000, or 3.4% and 18.0%, respectively, compared to the same periods in fiscal 2019. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $6,594,000, or 75.4% of net revenues, for the three months ended March 31, 2020 from approximately $5,574,000, or 75.2% of net revenues, in the same period in fiscal 2019. Gross profit increased to approximately $19,611,000, or 76.6% of net revenues, for the nine months ended March 31, 2020, from approximately $17,180,000, or 75.7% of net revenues, in the same period in fiscal 2019. The increase in gross profit for the three and nine months ended March 31, 2020 was primarily related to increases in domestic home care revenue. The increase in gross profit as a percentage of net revenue was driven by a higher average allowable due to payer mix compared to the same periods in the prior year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $5,288,000 and $15,148,000 for the three and nine months ended March 31, 2020, respectively, representing an increase of approximately $349,000, or 7.1%, and a decrease of approximately $214,000, or 1.4%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $3,277,000 and $9,451,000 for the three and nine months ended March 31, 2020, respectively, representing an increase of approximately $97,000, or 3.1%, and a decrease of approximately $484,000, or 4.9%, respectively, compared to the same periods in the prior year. The decrease in the current year period was due to a lower number of employees in sales and administrative roles and lower share-based compensation expense.  These decreases in payroll and compensation-related expenses were partially offset by annual salary increases as compared to the prior year period.

Travel, meals and entertainment expenses were approximately $525,000 and $1,667,000 for the three and nine months ended March 31, 2020, respectively, representing a decrease of approximately $17,000 and $91,000, or 3.1% and 5.2%, respectively, compared to the same periods in the prior year. The decrease was due primarily to fewer sales personnel.

Professional fees for the three and nine months ended March 31, 2020 were approximately $567,000 and $1,465,000, respectively, an increase of approximately $245,000 and $311,000, or 76.1% and 26.9%, respectively, compared to the same periods in the prior year. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support and consulting fees for enhancing our market development strategy. The increase in professional fees were primarily in legal, consulting and shareowner services.

Recruiting fees for the three and nine months ended March 31, 2020 were approximately $65,000 and $219,000, respectively, a decrease of approximately $60,000, or 48.0%, and an increase of approximately $1,000, or 0.5%, respectively, compared to the same periods in the prior year. The decrease in recruiting fees during the three months ended March 31, 2020 was due primarily to a lower number of new employees hired in sales roles compared to the same period in the prior year.

Research and development expenses. Research and development (“R&D”) expenses were approximately $392,000 and $634,000 for the three and nine months ended March 31, 2020, respectively, representing increases of approximately $221,000 and $157,000 compared to the same periods in the prior year. R&D expenses for the three and nine months ended March 31, 2020 were 4.5% and 2.5% of revenue, respectively, compared to 2.3% and 2.1% of revenue for the same periods in the prior year. We expect spending on R&D expenses to increase in the fourth quarter of fiscal 2020 based on the timing of certain projects in the development of a next generation device.

Interest income, net

Net interest income for the three and nine months ended March 31, 2020 was $34,000 and $111,000, respectively, compared to net interest income of $27,000 and $57,000 in the comparable prior year periods. The increase in interest income was primarily driven by higher rates earned on our cash deposits and a higher average balance as compared to the prior year.

Income tax expense

Income tax expense was estimated at approximately $294,000 and $1,087,000, and the effective tax rate was 31.0% and 27.6%, for the three and nine months ended March 31, 2020, respectively.  Estimated income tax expense for the three months ended March 31, 2020 included a $30,000 discrete tax expense as a result of higher federal and state taxes than what was originally estimated in our fiscal 2019 tax provision.  The net impact of this discrete event increased the estimated effective tax rates by 3.2% during the three months ended March 31, 2020.  Estimated income tax expense for the nine months ended March 31, 2020 included a $30,000 discrete tax expense as a result of higher federal and state taxes than what was originally estimated in our fiscal 2019 tax provision and a $13,000 discrete tax benefit related to the exercise of stock options.  The net impact of these discrete events increased the estimated effective tax rates by 0.4% during the nine months ended March 31, 2020.

Income tax expense was estimated at approximately $139,000 and $508,000, and the effective tax rate was 28.3% and 36.3%, for the three and nine months ended March 31, 2019, respectively.  Estimated income tax expense for the nine months ended March 31, 2019 included a discrete deferred tax expense of approximately $134,000 related to unexercised fully-vested stock options that expired and a discrete current tax benefit of approximately $16,000 related to the excess tax benefit of non-qualified stock options exercised during the period.  The net impact of these discrete events increased the estimated effective tax rates by 8.5% during the nine months ended March 31, 2019.

Net income

Net income for the three and nine months ended March 31, 2020 was approximately $653,000 and $2,853,000, respectively, compared to $353,000 and $891,000 for the same periods in the prior year. The year-over-year increase in net income was driven primarily by higher revenue and lower payroll and compensation-related expenses.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2020, net cash provided by operating activities was approximately $2,912,000. Cash flows provided by operating activities consisted of net income of approximately $2,853,000, non-cash expenses of $1,265,000, an increase in accounts payable and accrued liabilities of $137,000 and a decrease in prepaid expenses and other assets of $50,000. These cash flows from operating activities were partially offset by an increase in accounts receivable of $530,000, an increase in income taxes receivable of $409,000, a decrease in income taxes payable of $289,000, an increase in contract assets of $151,000 and an increase in inventory of $14,000.

Cash Flows from Investing Activities

For the nine months ended March 31, 2020, cash used in investing activities was approximately $850,000. Cash used in investing activities consisted of approximately $753,000 in expenditures for property and equipment and $97,000 in payments for patent costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2020, cash provided by financing activities was approximately $63,000, which consisted of cash received from the exercise of stock options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. While the Company expects the effects of the COVID-19 pandemic to be significant in the fourth quarter of fiscal 2020 and, to a lesser extent, in subsequent periods, we believe our working capital of approximately $24,165,000 as of March 31, 2020 and available borrowings under our existing credit facility will provide adequate liquidity for the foreseeable future.

 Effective December 18, 2019, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at March 31, 2020) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of March 31, 2020 or June 30, 2019.  The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2020, if not renewed. At March 31, 2020, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

The documents governing our line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends. We were in compliance with these covenants as of March 31, 2020.

Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of any indebtedness, preventing access to additional funds under the line of credit, requiring prepayment of outstanding indebtedness or refusing to renew the line of credit.  If we are unable to repay such indebtedness, the lender could foreclose on these assets.

For the nine months ended March 31, 2020 and 2019, we spent approximately $753,000 and $197,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

In September 2019, we completed a building expansion project at our New Prague, Minnesota facility. This building expansion commenced in April 2019 and the total cost of the project was approximately $1,500,000 and will save us approximately $130,000 in annual lease expense and provide us with sufficient infrastructure to support our long-term growth.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; the expected impact of the COVID-19 pandemic on our business; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●

the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	May 12, 2020	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	May 12, 2020	/s/ Jeremy T. Brock
Jeremy T. Brock, Chief Financial Officer (principal financial officer and principal accounting officer)