Form 10-K
period 2020-06-30
Electromed, Inc.
filed 2020-08-25
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Ac t (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2019 was approximately $61,222,000 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,588,590 shares of the registrant’s common stock outstanding as of August 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2021 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Electromed, Inc.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: the expected impact of the COVID-19 pandemic on our business; our business strategy, including our intended level of investment in research and development (“R&D”) and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effects of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

The SmartVest System features a programmable air pulse generator, a therapy garment worn over the upper body and a connecting hose, which together provide safe, comfortable, and effective airway clearance therapy. The SmartVest System generates HFCWO, an airway clearance therapy. One factor of respiratory health is the ability to clear secretions from airways. Impaired airway clearance, when mucus cannot be expectorated, may result in labored breathing and/or inflammatory and immune systems boosting mucus production that invites bacteria trapped in stagnant secretions to cause infections. Studies show that HFCWO therapy is as effective an airway clearance method for patients who have compromised pulmonary function as traditional chest physical therapy (“CPT”) administered by a respiratory therapist.1 However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe that HFCWO treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications that are associated with impaired mucus transport and often result in costly hospital visits and repeated antibiotic use.

The SmartVest System is designed for patient comfort and ease of use which promotes adherence to prescribed treatment schedules, leading to improved airway clearance, patient outcomes and quality of life and a reduction in healthcare utilization. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for tailored fit. User-friendly controls allow patients to administer their daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement department assures we are working on behalf of the patient by processing their physician paperwork, providing clinical support and billing the applicable insurance provider. We believe that the advantages of the SmartVest System and the Company’s customer services to the patient include:

●	improved quality of life;

●	reduction in healthcare utilization;

●	independence from a dedicated caregiver;

●	consistent treatments at home;

●	improved comfort during therapy; and

●	eligibility for reimbursement by private insurance, federal or state government programs or combinations of the foregoing.

1Nicolini A, et al. Effectiveness of treatment with high-frequency chest wall oscillation in patients with bronchiectasis. BMC Pulmonary Medicine. 2013;13(21).

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

●	Patented single-hose design: A single-hose delivers oscillations to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. Oscillations are delivered evenly from the base of the SmartVest garment, extending the forces upward and inward in strong but smooth cycles surrounding the chest.

●	Open system design with active inflate – active deflate: The active inflate – active deflate mechanism of the SmartVest System provides patients a more comfortable treatment experience by allowing them to take deep breaths and breathe more easily without feeling restricted.

●	Soft-fabric garment is lightweight and comfortable: The SmartVest garment is lightweight and designed to resemble an article of clothing. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to ensure a properly tailored fit to accommodate pediatric and adult patients.

●	Patented Soft Start® and 360° garment oscillation coverage: Soft Start gently fills the garment to acclimate the patient to therapy and minimize “vest creep.” All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs.

●	Smaller, quieter and lighter: The SmartVest SQL System is 25% smaller, 5db quieter and 30% lighter than the SmartVest SV2100 System. The SmartVest SQL is the lightest and overall quietest HFCWO generator on the market, weighing less than 16 pounds, making it easier for patients to use and integrate HFCWO therapy into their daily lives.

●	Programmable generator with user-friendly device operation: The SmartVest SQL features multiple operating modes, including ramp, and options for saving, locking and restoring protocols. Further, an enhanced pause feature allows the physician to program dedicated times for the patient to clear secretions.

SmartVest Connect

In June 2017, we launched the SmartVest SQL with SmartVest Connect® wireless technology, a personalized HFCWO therapy management portal for patients with compromised pulmonary function. The SmartVest SQL with wireless technology features built-in cellular and Bluetooth™ connectivity (Bluetooth™ launched March 2020), offering healthcare teams and patients access to treatment information to better collaborate in making patient-centered care decisions. SmartVest Connect is available to pediatric and cystic fibrosis patients, and targeted adult pulmonary clinics using a wirelessly enabled SmartVest SQL System.

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

Our Market

We estimate the total served U.S. market for HFCWO in 2018 was approximately $220 million to $240 million. We believe our business model is supported by many market trends related to an aging population and growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when he or she believes the patient will benefit from improved airway clearance and external chest manipulation is the treatment of choice to enhance mucus transport and improve bronchial drainage.

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

We are driven to make life’s important moments possible – one breath at a time by leading the HFCWO therapy market in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed is the only HFCWO therapy company with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using the SmartVest System.2-5 Leading in clinical evidence to support the SmartVest System as a treatment for bronchiectasis patients will remain a focus in fiscal 2021.

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

●	Aksamit (2017) found 20% (n=350) of patients with bronchiectasis enrolled in the U.S. Bronchiectasis Research Registry (“BRR”) between 2008 and 2014 also had COPD and 29% (n=515) also had asthma.[6] Other studies have found that the overlap between bronchiectasis and COPD is currently observed in 27% to 57% of patients with COPD. 7–9

●	Chalmers (2017) found that prevalence of bronchiectasis in patients with COPD ranged from a low of 4% to as high as 69% with mean prevalence of 54%. In many studies in patients with COPD, the presence of bronchiectasis was associated with reduced lung function, greater sputum production, more frequent exacerbations and increased mortality versus those with COPD alone.[10]

●	Seitz (2012) estimated that 190,000 unique cases of bronchiectasis were diagnosed in Medicare patients in 2007 and bronchiectasis prevalence increased 8.7% annually between 2000 and 2007.[11] Based on historic growth in prevalence and assuming a constant growth rate, the estimated number of bronchiectasis diagnoses in Medicare patients in 2019 exceeded 515,000.

●	Weycker (2017) projected 4.2 million adults in the United States over the age of 40 may have bronchiectasis, suggesting there is a large pool of patients with undiagnosed disease.[12]

These studies indicate a wide range of potential prevalence of bronchiectasis patients in the United States. We also believe that it is difficult to estimate from these studies which patients will need or benefit from HFCWO. The U.S. BRR indicated 15% of the patients included in the registry were prescribed HFCWO as part of their treatment plan. Using that study data, we estimate that, within the diagnosed Medicare population of 515,000, approximately 15% or 77,000 have been prescribed HFCWO. We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study evidence. We also believe that HFCWO is under prescribed for bronchiectasis patients. By applying approximately 15% HFCWO penetration of diagnosed Medicare patients to the Weycker clinical study to the estimated 4.2 million prevalence of bronchiectasis in the U.S., we derived that the HFCWO opportunity may be 630,000 forecasted units. (See Figure 1).

Estimated HFCWO Market Opportunity - Bronchiectasis Patients (U.S.) – Figure 1

The heightened awareness of bronchiectasis speaks to the growing body of clinical evidence supporting treatments to improve symptoms and manage disease progression. In 2019, an observational comparative retrospective cohort study published in BMC Pulmonary Medicine evaluated the efficacy of a treatment algorithm in 65 patients with radiographic and symptom confirmed bronchiectasis, centered on initiation of HFCWO therapy with the SmartVest System.5 Patients were treated per the algorithm if they reported greater than two exacerbations in the previous year and symptoms, including chronic cough, sputum production, or dyspnea. Results show that at one-year: exacerbations requiring hospitalization and antibiotic use were significantly reduced, and mean FEV1 remained stable post enrollment, suggesting early initiation of HFCWO therapy may slow the otherwise normal progression of the disease.

2Sievert C, et al. Using High Frequency Chest Wall Oscillation in a Bronchiectasis Patient Population: An Outcomes-Based Case Review. Respiratory Therapy Journal. 2016;11(4): 34–38.

3Sievert C, et al. Cost-Effective Analysis of Using High Frequency Chest Wall Oscillation (HFCWO) in Patients with Non-Cystic Fibrosis Bronchiectasis. Respiratory Therapy Journal. 2017;12(1): 45–49.

4Sievert C, et al. Incidence of Bronchiectasis-Related Exacerbation Rates After High Frequency Chest Wall Oscillation (HFCWO) Treatment — A Longitudinal Outcome-Based Study. Respiratory Therapy Journal. 2018;13(2): 38–41.

5Powner J, et al. Employment of an algorithm of care including chest physiotherapy results in reduced hospitalizations and stability of lung function in bronchiectasis. BMC Pulmonary Medicine. 2019;19(82).

6Aksamit T, et al. Bronchiectasis Research Registry C. Adult Patients With Bronchiectasis: A First Look at the US Bronchiectasis Research Registry. Chest. 2017;151:982-92.

7Patel I.S., et al. Bronchiectasis, exacerbation indices, and inflammation in chronic obstructive pulmonary disease. Am J Respir Crit Care Med. 2004;170:400-7.

8O’Brien C, et al. Physiological and radiological characterisation of patients diagnosed with chronic obstructive pulmonary disease in primary care. Thorax. 2000;55:635-42.

9Bafadhel M, et al. The role of CT scanning in multidimensional phenotyping of COPD. Chest. 2011;140:634-42.

10Chalmers J. and Sethi S. Raising awareness of bronchiectasis in primary care: overview of diagnosis and management strategies in adults. NPJ Prim Care Respir Med. 2017;27:18.

11Seitz A, et al. Trends in Bronchiectasis Among Medicare Beneficiaries in the United States, 2000 to 2007. Chest. 2012;142(2), 432–439.

12Weycker D, Hansen G, Seifer F. Prevalence and incidence of noncystic fibrosis bronchiectasis among US adults in 2013. Chronic Respiratory Disease. 2017; 14(4):377-384.

Marketing, Sales and Distribution

Our sales and marketing efforts are focused on building market awareness and acceptance of our products and services with physicians, clinicians, patients, and third-party payers. Because the sale of the SmartVest System requires a physician’s prescription, we market to physicians and health care providers as well as directly to patients. The majority of our revenue comes from domestic home care sales through a physician referral model. We have established our own domestic sales force, which we believe is able to provide superior education, support and training to our customers. Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2020, we had 44 field sales employees, including five regional sales managers, 37 clinical area managers (“CAMs”) and two clinical educators. We also have developed a network of approximately 250 respiratory therapists and health care professionals across the U.S. to assist with in-home SmartVest System patient training on a non-exclusive independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists.

Of the $31.8 million of our revenue derived from the U.S. in our fiscal year ended June 30, 2020 (“fiscal 2020”), approximately 94% represented home care and 6% represented hospital sales. Due to readmission penalties associated with the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), for certain diseases and conditions including COPD and pneumonia, we believe opportunities for further growth exist for HFCWO therapy because the device used by a patient in a hospital may influence the choice of device prescribed at discharge. We expect to achieve future sales, earnings, and overall market share growth with increasing home care referrals by educating and building awareness of diseases and conditions that may benefit from HFCWO, like bronchiectasis, with physicians and patients and the value of the SmartVest System’s differentiated features and benefits. Service to our providers and patients is additionally a key component of achieving future sales. Providers seek companies that are easy to work with, responsive and care for their patients as an extension of their practices.

We generate sales leads through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, participation with patient organizations such as the Cystic Fibrosis Foundation, as well as through patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected Home Medical Equipment (“HME”) distributors. We entered into agreements with four HME distributors, one national and three regional, to distribute and sell the SmartVest System in the United States home care market. The Company expects to continue its direct sales channel as its primary homecare revenue source. Sale of the SmartVest System through HME distributors began in targeted geographies in the first quarter of fiscal 2020 with approximately $430,000 of revenue generated during fiscal 2020.

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

International Marketing

Approximately 2.2% and 2.4% of our net revenues were from sales outside the U.S. in our fiscal 2020 and our fiscal year ended June 30, 2019 (“fiscal 2019”), respectively. We sell our products outside the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2020, the majority of our distributors operated in exclusive territories. Our principal distributors are located in the Europe, Arab states of the Persian Gulf, Southeast Asia, and South and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside the U.S. is to focus our corporate resources on maintaining our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Our homecare revenue comes from reimbursement from commercial payors, Medicare, Medicaid, Veterans Affairs and direct patient payments. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

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

Our SmartVest System is reimbursed under HCPCS code E0483. Currently, the Medicare total allowable amount of reimbursement for this billing code is approximately $12,000. The allowed amount for state Medicaid programs ranges from approximately $8,000 to $12,000, which is similar to commercial payers. Actual reimbursement from third-party payers can vary and can be significantly less than the full allowable amount. Deductions from the allowable amount, such as co-payments, deductibles and/or maximums on durable medical equipment, decrease the reimbursement received from the third-party payer. Collecting a full allowable amount depends on our ability to obtain reimbursement from the patient’s secondary and/or supplemental insurance if the patient has additional coverage, or our ability to collect amounts from individual patients.

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

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare and Medicaid Services implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period, which is currently scheduled to expire in October 2020.

Research and Development

Our R&D capabilities consist of full-time engineering staff and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products that receive the appropriate product approvals and regulatory clearances around the world.

During fiscal 2020 and 2019, we incurred R&D expenses of approximately $1,050,000 and $583,000, or 3.2% and 1.9% of net revenues, respectively. As a percentage of sales, we expect spending on R&D expenses to increase slightly during the fiscal year ending June 30, 2021 (“fiscal 2021”) as compared with fiscal 2020 with engineering resources focusing on next generation product enhancements.

Intellectual Property

As of June 30, 2020, we held 16 U.S. and 30 foreign issued patents covering the SmartVest System and its underlying technology and had 31 pending U.S. and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. One of our U.S. patents will expire during fiscal 2021.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries that we have identified as key markets for our products. These markets include the European Union, Japan, and other countries.

We also have received ten U.S. trademark and service mark registrations, one registration in each of Canada, Peru and Japan, one pending international registration and one through the Madrid Protocol for India.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 14,000 square feet and we are certified on an annual basis to be compliant with ISO 13485 quality system standards. Our site has been audited regularly by the FDA and the International Organization for Standardization (“ISO”), in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory, and ISO standards. Many of our vendors are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the U.S. and Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions and HME distributors within the U.S., and for all international sales, except Canadian home care, we provide a three-year warranty.

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (now part of Hill-Rom Holdings, Inc.), which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (HillRom’s The Vest® Airway Clearance System). HillRom has also received FDA 510(k) clearance for the Monarch®™ Airway Clearance System, a mobile device that uses pulmonary oscillating discs. Respiratory Technologies, Inc. (now RespirTech, part of Koninklijke Phillips N.V.) received FDA clearance to market their HFCWO product, the inCourage® Airway Clearance Therapy in 2005. Both HillRom and RespirTech employ a direct-to-patient model, and recently Royal Phillips announced plans to offer its HFCWO device through selected HME distributors.

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

Alternative products for administering pulmonary therapy include: Positive Expiratory Pressure; (PEP); Intrapulmonary Percussive Ventilation; CPT and breathing techniques. Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We believe our primary competitive advantages over alternative treatments are patient comfort, ease of use, and the effectiveness of HFCWO treatment. Because HFCWO is not “technique dependent,” as compared to most other pulmonary therapy products, therapy begins automatically once power is provided and remains consistent and controlled for the duration of treatment.

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

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other DME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local DME businesses, many states have enacted regulations that require a DME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a DME provider must have an in-state presence. In addition to Minnesota, the location of our corporate headquarters, we have a licensed in-state presence in four other states. In-state presence requirements vary from state to state, but generally require a physical location that is staffed and open during regular business hours. We are licensed to do business in all states except for Hawaii.

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

In addition to the clearances and approvals discussed below, we obtained ISO 13485 certification in January 2005 and receive annual certification of our compliance to the current ISO quality standards.

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

Continuing Product Regulation

In addition to its approval processes for new products, the FDA may require testing and post-market surveillance programs to monitor the safety and effectiveness of previously cleared products that have been commercialized and may prevent or limit further marketing of products based on the results of post-mark surveillance results. At any time after marketing clearance of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (“QSR”) requirements and current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial market clearance. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

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

Advertising and marketing of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others also can initiate litigation relating to advertising and /or marketing claims. If the FDA were to determine our promotional or training materials constitute promotion of an unapproved or uncleared claim of use, it is possible we would need to modify our training or promotional materials or be subject to regulatory or enforcement actions that could result in civil fines or criminal penalties. Other federal, state or foreign enforcement authorities could also take similar action if they were to determine that our promotional or training materials constitute promotion of an unapproved use, which could result in significant fines or penalties.

European Union and Other Regions

European Union rules require that medical products receive the right to affix the CE marking, demonstrating adherence to quality standards and compliance with relevant European Union Medical Device Directives. Products that bear CE marking can be imported to, sold or distributed within the European Union. We obtained clearance to use CE marking on our products in April 2005. Renewal of CE marking is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE marking in good standing since originally receiving it and most recently renewed it in February 2020. We are currently working on updates to our quality system to comply with the European Union Medical Device Regulation by May 2021. We also require all of our distributors in the European Union and other regions to comply with their home country regulations in our distributor agreements.

The 2010 Healthcare Reform Legislation, medical device excise tax and Federal Physician Payments Sunshine Act

The PPACA was enacted into law in March 2010. The PPACA imposes a 2.3% excise tax on certain domestic sales of medical devices by manufacturers. To the extent that third-party payers and institutions will not absorb increased costs represented by the tax because of reimbursement or contract limitations, we are not able to offset the tax with increased revenue.

On May 22, 2018, we concluded an examination with the Internal Revenue Service (“IRS”) related to federal medical device excise taxes paid on revenue associated with our sales of the SmartVest System during our tax periods ended June 30, 2014 through December 31, 2015. As a result, it was determined the SmartVest System was eligible for the retail exemption from the medical device excise tax.

On December 20, 2019, the medical device excise tax described above was permanently repealed.

Federal Physician Payments Sunshine Act

The Federal Physician Payments Sunshine Act (Section 6002 of the PPACA) (the “Sunshine Act”) was adopted on February 1, 2013, to create transparency for the financial relationship between medical device companies and physicians and teaching hospitals. The Sunshine Act requires all manufacturers of drugs and medical devices to annually report to the CMS any payments or any other “transfers of value” made to physicians and teaching hospitals, including but not limited to consulting fees, grants, clinical research support, royalties, honoraria, and meals. This information is then posted on a public website so that consumers can learn how much was paid to their physician by drug and medical device companies. The Sunshine Act requires ongoing data collection and annual management and reporting by us.

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

HIPAA/HITECH and Other Privacy Regulations

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) set forth privacy and security standards that govern the use and disclosure of protected electronic health information by “covered entities,” which include healthcare providers, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. Failure to comply with HIPAA/HITECH or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA/HITECH, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA/HITECH. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

Employees

As of June 30, 2020, we had 120 employees. Thirteen of our employees were respiratory therapists licensed by appropriate state professional organizations, including all the employees in our Patient Services Department. We also had approximately 250 respiratory therapists and health care professionals retained on a non-exclusive, independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Available Information

Our Internet address is www.smartvest.com. We have made available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information we file or furnish with the SEC, available at www.sec.gov.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 37,000 square feet, which are located on an approximately 2.3-acre parcel in New Prague, Minnesota. We believe that our facilities are satisfactory for our long-term growth plans.

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

As of August 21, 2020, there were 65 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our common stock. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future. The agreement governing our credit facility restricts our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The forward-looking statements include statements that reflect management’s good faith beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our future development plans, capital resources and requirements, results of operations, and future business performance. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in the section entitled “Information Regarding Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.

Overview

Electromed develops and provides innovative airway clearance products applying HFCWO technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest System and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product (the SV2100), with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since 2014. In 2017, we launched the SmartVest SQL with SmartVest Connect™ wireless technology.

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

Our key growth strategies for the fiscal 2021 include:

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

Critical Accounting Policies and Estimates

During the preparation of our financial statements, we are required to make estimates, assumptions and judgments that affect reported amounts. Those estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported revenues and expenses. We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly. We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates. The following is a summary of our primary critical accounting policies and estimates. See also Note 1 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

COVID-19 Pandemic and CARES Act Funding

In March 2020, the World Health Organization designated COVID-19 as a global pandemic. The impact of the COVID-19 pandemic on our business remains uncertain and its effects on our operational and financial performance will depend in part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas in which we operate or in which our patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and evolving situation, we are unable to predict with confidence the likely impact of the COVID-19 pandemic on our future operations.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and has negatively impacted business in our industry starting in March 2020. In particular, certain healthcare facilities and clinics restricted access to their clinicians, reducing patient consultations and treatments, or closed temporarily due to the COVID-19 pandemic, which reduced homecare referrals and resulted in institutional orders being postponed. We believe that these and other responses by healthcare systems have had a negative impact on our operating results and cash flows during the fourth quarter of fiscal 2020. As we exited the fourth quarter of fiscal 2020, home care referral levels returned to near prior year levels as government restrictions began to ease and patients began re-engaging with our clinicians. Institutional revenue has been negatively impacted as hospitals and long-term care facilities have adjusted their operating protocols and procurement management since the onset of the COVID-19 pandemic. We expect the impact on our business will continue to lessen during fiscal 2021 and continue to do so in subsequent periods; however, if COVID-19 rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, such measures could have a material adverse effect on our business.

We believe that the COVID-19 pandemic’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the pandemic; its impact on the U.S. healthcare system and economy; and the timing, scope and effectiveness of U.S. governmental responses to the COVID-19 pandemic.

While we have not yet experienced adverse impacts on our supply chain, it is possible the COVID-19 pandemic could have an adverse impact on our supply chain in the future, including impacts associated with preventive and precautionary measures that other businesses and the governments are taking. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.

In response to the negative impacts of the COVID-19 pandemic on our business, in April 2020 we initiated cost-containment measures, which included reducing discretionary and variable spend, such as travel, and the use of contractors, consultants, temporary help and employee furloughs in our manufacturing and general and administrative functions due to lower near-term demand for our products. Employee furloughs continued through the end of July 2020, at which time we returned to full employment in both our manufacturing and general and administrative functions.

We have also taken measures to ensure the safety of our employees and to comply with applicable governmental orders. We consider our business to be essential under applicable orders due primarily to our role in manufacturing and supplying needed medical devices to patients with respiratory related issues.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the CMS implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period, which is currently scheduled to expire in October 2020.

On April 10, 2020, we received a stimulus payment in the amount of approximately $913,000 under the Provider Relief Fund established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is intended to offset losses in revenue and expenses Medicare fee-for-service providers incurred due to the impacts of the COVID-19 pandemic. We are a Medicare fee-for-service provider, and incurred revenue losses subsequent to receipt of the funds in excess of the amount of the stimulus payment, and recognized the full amount as income during fiscal 2020.

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

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement). If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs,” or other applicable guidance are met.

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

We request that customers return previously sold units that are no longer in use to us in order to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We are certified to recondition and resell returned SmartVest units. Returned units are typically reconditioned and resold and continue to be used for demonstration equipment and warranty replacement parts.

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

Warranty Reserve

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For home care SmartVest Systems initially purchased and currently located in the U.S. and Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions within the U.S., and for all international sales, except Canadian home care, we provide a three-year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based on future product performance and durability and is estimated largely based on historical experience. We estimate the average useful life of our products is approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrant.

Share-Based Compensation

Share-based payment awards consist of options issued to employees. Expense for options is estimated using the Black-Scholes pricing model at the date of grant. The portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award and adjusted upon completion of the vesting period. In determining the fair value of our share-based payment awards, we make various assumptions using the Black-Scholes pricing model, including expected risk-free interest rate, stock price volatility, life and forfeitures. See Note 8 to the Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for a description of these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019

Revenues

Revenue for the twelve-month periods are summarized in the table below (dollar amounts in thousands).

	Twelve Months Ended June 30,
	2020	2019	Increase (Decrease)
Total Revenue	$32,471	$31,300	$1,171	3.7%
Home Care Revenue	29,323	28,949	374	1.3%
Institutional Revenue	2,000	1,604	396	24.7%
Home Care Distributor Revenue	430	—	430	—
International Revenue	718	747	(29)	(3.9%)

Home Care Revenue. Our home care revenue increased by 1.3%, or approximately $374,000, for fiscal 2020, compared to fiscal 2019. Home care revenue increased year-over-year predominantly due to a greater percentage of approved referrals and a higher average allowable based on payer mix, which was partially offset by a lower level of referrals as compared to the prior year. The decline in fiscal 2020 referrals was due to a significant decrease in referrals that occurred during the three months ended June 30, 2020 driven by the COVID-19 pandemic. As we exited fiscal 2020, referrals began to come back to pre-COVID-19 levels. Home care referrals benefited from a temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period, which is currently scheduled to expire in October 2020.

Institutional Revenue. Institutional revenue increased by 24.7%, or approximately $396,000, in fiscal 2020 compared to fiscal 2019. Institutional revenue includes sales to group purchasing organization (“GPO”) members, rental companies and other institutions. The increases in institutional revenue was primarily due to a higher selling price per device and an increase in the number of devices sold as compared to the prior year. Since the onset of the COVID-19 pandemic, institutional revenue has been negatively impacted as hospitals and long-term care facilities have adjusted their operating protocols and procurement management.

Home Care Distributor Revenue. Home care distributor revenue was approximately $430,000 for fiscal 2020. We began selling to home medical equipment distributors during fiscal 2020, who in turn sell our SmartVest System in the U.S. home care market.

International Revenue. International revenue was approximately $718,000 in fiscal 2020 compared to $747,000 in fiscal 2019. International revenue growth is not a focus for us, and our corporate resources are only focused on supporting and maintaining our current distributors.

Gross Profit

Gross profit increased to approximately $25,200,000 during fiscal 2020, or 77.6% of net revenues, from approximately $23,848,000, or 76.2% of net revenues, during fiscal 2019. The increase in gross profit was primarily related to increases in domestic home care, institutional revenue and home care distributor revenue. The increase in gross profit as a percentage of net revenue was driven by a higher average allowable due to payer mix compared to the prior fiscal year.

We believe as we continue to grow revenue we will be able to leverage manufacturing costs, although there can be fluctuations on a short-term basis related to average reimbursement based on the mix of referrals during any given period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether an individual patient meets prerequisite medical criteria for reimbursement, may have an effect on average reimbursement received on a short-term basis.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for fiscal 2020 were approximately $19,945,000, compared to approximately $20,435,000 for the prior year, a decrease of approximately $490,000, or 2.4%.

SG&A payroll and compensation-related expenses decreased by approximately $687,000, or 5.2%, to approximately $12,461,000. The decrease was due to eliminating certain sales roles during the latter part of fiscal 2019, a lower number of administrative roles and lower share-based compensation expense.

Professional and legal fees increased by approximately $487,000 to approximately $2,002,000 in fiscal 2020, compared to approximately $1,524,000 in fiscal 2019. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support, and consulting fees for enhancing our market development strategy. The increase in professional fees were primarily in legal, consulting and shareowner services.

Recruiting fees were approximately $430,000 in fiscal 2020, representing an increase of approximately $174,000, or 68.0%, as compared to the prior year. The increase in recruiting fees was due primarily to hiring a greater number of employees in sales and administrative roles as compared to the prior year.

Travel, meals and entertainment expenses were approximately $1,944,000 for fiscal 2020 compared to $2,341,000 in the prior year, a decrease of approximately $397,000, or 17.0%. The decrease was due primarily to eliminating certain sales roles during fiscal 2019 and a lower level of travel due to the COVID-19 pandemic during the three months ended June 30, 2020.

Depreciation and amortization expense was approximately $397,000 for fiscal 2020 compared to $537,000 in the prior year, a decrease of approximately $140,000, or 26.1%. The decrease was due primarily to our decision to terminate the lease of a property used for office space on June 30, 2019, which required us to accelerate the amortization of the leasehold improvement assets associated with the property in the amount of approximately $151,000 during the prior fiscal year.

Research and Development Expenses. R&D expenses were approximately $1,050,000 and $583,000, or 3.2% and 1.9% of net revenues, for fiscal 2020 and 2019, respectively. As a percentage of sales, we expect spending on R&D expenses to increase slightly during the fiscal year ended June 30, 2021 as compared with fiscal 2020 with engineering resources focusing on next generation product enhancements. Certain expenses related to our innovation investments are not always captured in R&D expenses. These expenses may be included in cost of revenue as in the case of depreciation of tooling, or for SG&A, in the case of professional fees or higher labor expense, as we improve our internal processes or enhance our customer service.

Government Stimulus Income. In fiscal 2020, we recorded $913,000 of government stimulus income related to general distribution funds received from the Provider Relief Fund established by the CARES Act for Medicare fee-for-service providers due to lost revenues resulting from the COVID-19 pandemic.

Interest Income, net

Net interest income was approximately $121,000 during fiscal 2020 compared to net interest income of $91,000 during the prior fiscal year. Increases in net interest income was primarily driven by the payoff of our term loan of approximately $1,103,000 on December 18, 2018.

Income Tax Expense

During fiscal 2020, we recorded a current income tax expense of $1,078,000. Estimated income tax expense during fiscal 2020 includes a current tax expense of $1,204,000 and a deferred benefit of $126,000. Estimated income tax expense for fiscal 2020 includes a discrete current tax benefit of approximately $358,000 related to the excess tax benefit of non-qualified stock options exercised.

In fiscal 2019, we recorded a current income tax expense of $940,000. Estimated income tax expense during fiscal 2019 includes a current tax expense of $1,205,000 and a deferred benefit of $265,000. Estimated income tax expense for fiscal 2019 includes a discrete deferred tax expense of approximately $157,000 related to unexercised fully vested stock options that expired and a discrete current tax benefit of approximately $14,000 related to the excess tax benefit of non-qualified stock options exercised.

The effective tax rates were 20.6% and 32.3% for fiscal 2020 and 2019, respectively. The effective tax rates differ from the statutory federal rate due to the effect of state income taxes, R&D tax credits, the domestic production activities deduction and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income

Net income for fiscal 2020 was approximately $4,161,000, compared to net income of approximately $1,980,000 in fiscal 2019. The year-over-year increase in net income was driven primarily by an increase in gross profit on higher revenue, government stimulus income related to the COVID-19 pandemic and lower payroll and compensation expenses, which was partially offset by an increase in investments in R&D and higher professional fees. Fiscal 2020 net income also benefited by a discrete current tax benefit of approximately $358,000 related to the excess tax benefit of non-qualified stock options exercised.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For fiscal 2020, our net cash provided by operating activities was approximately $4,196,000. Cash flows from operating activities consisted of net income of approximately $4,161,000, non-cash expenses of approximately $1,517,000, a decrease in contract assets of $93,000 and a decrease in prepaid expenses and other assets of $78,000. These cash flows from operating activities were partially offset by an increase in inventory of $449,000, a decrease in accounts payable and other current liabilities of approximately $472,000, a decrease in income taxes payable of $289,000, an increase in income taxes receivable of $262,000 and an increase in accounts receivable of $181,000.

Cash Flows from Investing Activities

For fiscal 2020, cash used in investing activities was approximately $977,000. Cash used in investing activities primarily consisted of approximately $844,000 in expenditures for property and equipment and $133,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

For fiscal 2020, cash used in financing activities was approximately $548,000, consisting of $628,000 for taxes paid on behalf of employees for stock options that were exercised on a net basis, which was partially offset by $80,000 of proceeds received from stock options exercised.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $25,036,000 and available borrowings under our existing credit facility will provide adequate liquidity for fiscal 2021.

Effective December 18, 2019, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at June 30, 2020) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2020 or June 30, 2019. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2020, if not renewed. At June 30, 2020, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

During fiscal 2020 and 2019, we spent approximately $844,000 and $1,331,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This standard requires the recognition of all lease transactions on the balance sheet as a lease liability and a right-of-use asset (as defined in ASU 2016-02). ASU 2016-02 to Topic 842 – Leases (“ASC 842”) became effective on July 1, 2019 and was applied retrospectively to all periods presented. We applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

Impact on Previously Reported Results:

The following table presents a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 842:

	For the twelve months ended June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$31,299,750	$—	$31,299,750
Cost of revenues	7,451,806	—	7,451,806
Gross profit	23,847,944	—	23,847,944
Operating expenses
Selling, general and administrative	20,446,122	(11,112)	20,435,010
Research and development	583,311	—	583,311
Total operating expenses	21,029,433	(11,112)	21,018,321
Operating income	2,818,511	11,112	2,829,623
Interest income, net	90,707	—	90,707
Net income before income taxes	2,909,218	11,112	2,920,330
Income tax expense	940,000	—	940,000
Net income	$1,969,218	$11,112	$1,980,330
Income per share:
Basic	$0.24	$0.00	$0.24
Diluted	$0.23	$0.00	$0.23

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Other assets	$—	$45,044	$45,044

Liabilities and Shareholder’s Equity
Current maturities of other long-term liabilities	—	30,320	30,320
Other long-term liabilities	—	14,737	14,737
Retained earnings	9,522,076	(12)	9,522,064

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 842:

	For the Twelve months ended June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flow from Operating Activities
Net income	$1,969,218	$11,112	$1,980,330
Changes in operating assets and liabilities:
Prepaid expenses and other assets	404,234	187,223	591,457
Accounts payable and accrued liabilities	(2,564)	(198,335)	(200,899)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2020 and 2019, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed the manner in which it accounts for leases in fiscal year 2020, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Duluth, Minnesota

August 25, 2020

Electromed, Inc.

Balance Sheets
June 30, 2020 and 2019

	June 30,
	2020	2019
Assets
Current Assets
Cash	$10,479,150	$7,807,928
Accounts receivable (net of allowances for doubtful accounts of $45,000)	12,940,677	12,760,042
Contract assets	902,619	995,847
Inventories	3,084,620	2,622,000
Prepaid expenses and other current assets	353,318	353,214
Income tax receivable	262,155	—
Total current assets	28,022,539	24,539,031
Property and equipment, net	3,788,469	3,604,744
Finite-life intangible assets, net	598,389	581,413
Other assets	80,166	45,044
Deferred income taxes	755,000	629,000
Total assets	$33,244,563	$29,399,232

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$72,328	$30,320
Accounts payable	555,510	586,575
Accrued compensation	1,404,497	1,404,662
Income tax payable	—	288,511
Warranty reserve	740,000	810,000
Other accrued liabilities	214,045	530,453
Total current liabilities	2,986,380	3,650,521
Other long-term liabilities	8,868	14,737
Total liabilities	2,995,248	3,665,258

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized: 13,000,000 shares; 8,567,834 and 8,408,351 issued and outstanding at June 30, 2020 and June 30, 2019, respectively	85,678	84,084
Additional paid-in capital	16,480,134	16,127,826
Retained earnings	13,683,503	9,522,064
Total shareholders’ equity	30,249,315	25,733,974
Total liabilities and shareholders’ equity	$33,244,563	$29,399,232

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2020 and 2019

	Years Ended June 30,
	2020	2019
Net revenues	$32,470,688	$31,299,750
Cost of revenues	7,270,642	7,451,806
Gross profit	25,200,046	23,847,944

Operating expenses (income)
Selling, general and administrative	19,944,851	20,435,010
Research and development	1,049,612	583,311
Government stimulus income	(913,108)	—
Total operating expenses	20,081,355	21,018,321
Operating income	5,118,691	2,829,623
Interest income, net	120,748	90,707
Net income before income taxes	5,239,438	2,920,330

Income tax expense	1,078,000	940,000
Net income	$4,161,439	$1,980,330

Income per share:
Basic	$0.50	$0.24
Diluted	$0.47	$0.23

Weighted-average common shares outstanding:
Basic	8,403,220	8,306,338
Diluted	8,826,418	8,631,469

 See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2020 and 2019

	Common Stock		Additional Paid- in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	8,288,659	$82,887	$14,953,103	$7,541,734	$22,577,724

Net income	—	—	—	1,980,330	1,980,330
Issuance of restricted stock	40,000	400	(400)	—	—
Issuance of common stock upon exercise of options	79,692	797	251,052	—	251,849
Share-based compensation expense	—	—	924,071	—	924,071
Balance at June 30, 2019	8,408,351	84,084	16,127,826	9,522,064	25,733,974

Net income	—	—	—	4,161,439	4,161,439
Issuance of restricted stock	50,000	500	(500)	—	—
Issuance of common stock upon exercise of options	109,483	1,094	79,275	—	80,369
Taxes paid on stock option exercised on a net basis	—	—	(628,399)	—	(628,399)
Share-based compensation expense	—	—	901,932	—	901,932
Balance at June 30, 2020	8,567,834	$85,678	$16,480,134	$13,683,503	$30,249,315

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2020 and 2019

	Years Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$4,161,439	$1,980,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	616,468	804,587
Amortization of finite-life intangible assets	121,762	120,640
Amortization of debt issuance costs	—	1,958
Share-based compensation expense	901,932	924,071
Deferred income taxes	(126,000)	(265,000)
Loss on disposal of property and equipment	2,622	11,186
Loss on disposal of intangible assets	—	4,840
Changes in operating assets and liabilities:
Accounts receivable	(180,635)	(948,734)
Contract assets	93,228	(219,509)
Inventories	(449,335)	(106,174)
Prepaid expenses and other assets	78,222	591,457
Income tax receivable	(262,155)	—
Income tax payable	(288,511)	(108,879)
Accounts payable and accrued liabilities	(472,589)	(200,899)
Net cash provided by operating activities	4,196,448	2,589,874

Cash Flows From Investing Activities
Expenditures for property and equipment	(844,226)	(1,330,598)
Proceeds of sales of equipment	—	1,750
Expenditures for finite-life intangible assets	(132,970)	(57,790)
Net cash used in investing activities	(977,196)	(1,386,638)

Cash Flows From Financing Activities
Principal payments on long-term debt including capital lease obligations	—	(1,103,001)
Issuance of common stock upon exercise of options	80,369	251,849
Taxes paid on stock options exercised on a net basis	(628,399)	—
Net cash used in financing activities	(548,030)	(851,152)
Net increase in cash	2,671,222	352,084
Cash
Beginning of period	7,807,928	7,455,844
End of period	$10,479,150	$7,807,928

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$3,133	$22,991
Cash paid for income taxes	1,754,666	1,313,878

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$1,278	$29,405
Intangible asset acquisitions in accounts payable	$5,768	$—

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $718,000 and $747,000 for the fiscal years ended June 30, 2020 (“fiscal 2020”) and 2019 (“fiscal 2019”), respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its financial statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, the potential impairment of intangible and long-lived assets, inventory obsolescence, share-based compensation and the warranty reserve.

COVID-19 Pandemic and CARES Act Funding

In March 2020, the World Health Organization designated COVID-19 as a global pandemic. The impact of the COVID-19 pandemic on the Company’s business remains uncertain and its effects on operational and financial performance will depend in part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas in which the Company operates or in which its patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and evolving situation, the Company is unable to predict with confidence the likely impact of the COVID-19 pandemic on its future operations.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and has negatively impacted business in the Company’s industry starting in March 2020. In particular, certain healthcare facilities and clinics restricted access to their clinicians, reducing patient consultations and treatments, or closed temporarily due to the COVID-19 pandemic, which reduced homecare referrals and resulted in institutional orders being postponed. The Company believes that these and other responses by healthcare systems had a negative impact on the Company’s operating results and cash flows during the fourth quarter of fiscal 2020.

In response to the negative impacts of the COVID-19 pandemic on the Company’s business, in April 2020 the Company initiated cost-containment measures, which included reducing discretionary and variable spend, such as travel, and the use of contractors, consultants, temporary help and employee furloughs in its manufacturing and general and administrative functions due to lower near-term demand for its products.

The Company has also taken measures to ensure the safety of its employees and to comply with applicable governmental orders. The Company considers its business to be essential under applicable orders due primarily to its role in manufacturing and supplying needed medical devices to patients with respiratory related issues.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the CMS implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period, which is currently scheduled to expire in October 2020.

On April 10, 2020, the Company received a stimulus payment in the amount of approximately $913,000 under the Provider Relief Fund established pursuant to the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”), which is intended to offset losses in revenue and expenses Medicare fee-for-service providers incurred due to the impacts of the COVID-19 pandemic. The Company, a Medicare fee-for-service provider, incurred revenue losses subsequent to receipt of the funds in excess of the amount of the stimulus payment, and recognized the full amount as income during fiscal 2020.

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

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of revenues and were $515,000 and $454,000 for fiscal 2020 and 2019, respectively.

Cash: The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2020 and 2019.

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

Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. The Company retains ownership of demonstration equipment in the possession of both inside and outside sales representatives, who use the equipment in the sales process.

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

Warranty liability: The Company provides a lifetime warranty on its products to the prescribed patient for sales within the U.S. and Canada, and a three-year warranty for all institutional sales and sales to individuals outside the U.S. (except for Canadian home care). The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2020	2019
Beginning warranty reserve	$810,000	$760,000
Accrual for products sold	79,000	201,000
Expenditures and costs incurred for warranty claims	(149,000)	(151,000)
Ending warranty reserve	$740,000	$810,000

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reverses a valuation allowance if it determines, based on the weight of all available evidence, including when cumulative losses become positive income, that it is more likely than not that some or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for the fiscal years 2020 and 2019, were approximately $781,000 and $576,000, respectively.

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

Basic and diluted earnings per share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect is anti-dilutive. Common stock equivalents of zero shares and 318,000 shares were excluded from the calculation of diluted earnings per share for fiscal 2020 and 2019, respectively, as their impact was antidilutive. See Note 8 for information on stock options.

New accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This standard requires the recognition of all lease transactions on the balance sheet as a lease liability and a right-of-use asset (as defined in ASU 2016-02). ASU 2016-02 to Topic 842 – Leases (“ASC 842”) became effective on July 1, 2019 and was applied retrospectively to all periods presented. The Company applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components. Additional information and required disclosures are included in Note 10.

Impact on Previously Reported Results:

The following table presents a recast of selected unaudited statement of operations line items after giving effect to the adoption of ASC 842:

	For the twelve months ended June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Net revenues	$31,299,750	$—	$31,299,750
Cost of revenues	7,451,806	—	7,451,806
Gross profit	23,847,944	—	23,847,944
Operating expenses
Selling, general and administrative	20,446,122	(11,112)	20,435,010
Research and development	583,311	—	583,311
Total operating expenses	21,029,433	(11,112)	21,018,321
Operating income	2,818,511	11,112	2,829,623
Interest income, net	90,707	—	90,707
Net income before income taxes	2,909,218	11,112	2,920,330
Income tax expense	940,000	—	940,000
Net income	$1,969,218	$11,112	$1,980,330
Income per share:
Basic	$0.24	$0.00	$0.24
Diluted	$0.23	$0.00	$0.23

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Assets
Other assets	$—	$45,044	$45,044

Liabilities and Shareholder’s Equity
Current maturities of other long-term liabilities	—	30,320	30,320
Other long-term liabilities	—	14,737	14,737
Retained earnings	9,522,076	(12)	9,522,064

The following table presents a recast of selected unaudited statement of cash flow line items after giving effect to the adoption of ASC 842:

	For the Twelve months ended June 30, 2019
	As Previously Reported	Effect of Adoption	As Adjusted
Cash Flow from Operating Activities
Net income	$1,969,218	$11,112	$1,980,330
Changes in operating assets and liabilities:
Prepaid expenses and other assets	404,234	187,223	591,457
Accounts payable and accrued liabilities	(2,564)	(198,335)	(200,899)

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

The timing of revenue recognition, billings and cash collections results in accounts receivable on the balance sheets as further described below under Accounts receivable and Contract assets.

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	For the twelve months ended June 30,
	2020	2019
Home Care	$29,322,649	$28,948,861
Institutional	1,999,784	1,603,522
Home Care Distributor	430,363	—
International	717,892	747,367
Total	$32,470,688	$31,299,750

In the following table, home care revenue is disaggregated by payer type:

	For the twelve months ended June 30,
	2020	2019
Commercial	$11,728,179	$13,106,919
Medicare	14,863,032	13,787,059
Medicaid	1,696,380	1,230,766
Other	1,035,058	824,117
Total	$29,322,649	$28,948,861

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

The Company makes available to its home care patients limited post-sale services that are not material in the context of the contracts, either individually or taken together, and therefore does not consider them to be performance obligations. The costs associated with the services are accrued and expensed when the related revenues are recognized. As such, transactions in the home care market consist of a single performance obligation: the SmartVest System.

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

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, in spite of possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point in time revenue recognition. Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during fiscal 2020 and 2019 was approximately $6,000 and $38,000, respectively.

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

Incremental costs to obtain a contract. Sales incentives paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. However, the recovery period is less than one year as the performance obligation is satisfied upon shipment or delivery. Consequently, the Company applies the practical expedient provided by ASC 340 and expense sales incentives as incurred. These costs are included in selling, general and administrative expenses in the Company’s statements of operations.

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	June 30, 2020	June 30, 2019
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$12,940,677	$12,760,042
Contract assets	$902,619	$995,847

Significant changes in contract assets during the period are as follows:

	Twelve Months Ended	Fiscal Year Ended
	June 30, 2020	June 30, 2019
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$995,847	$776,338
Reclassification of contract assets to accounts receivable	(1,857,818)	(2,012,619)
Contract assets recognized	1,733,835	2,169,835
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	30,755	62,293
Contract assets, ending	$902,619	$995,847

Note 3.	Inventories

The components of inventories at June 30, 2020 and 2019 were approximately as follows:

	June 30,
	2020	2019
Parts inventory	$2,271,000	$1,783,000
Work in process	127,000	444,000
Finished goods	827,000	521,000
Estimated inventory to be returned	150,000	184,000
Less: Reserve for obsolescence	(290,000)	(310,000)
Total	$3,085,000	$2,622,000

Note 4.	Property and Equipment

Property and equipment were approximately as follows:

	Estimated Useful Lives (Years)	June 30,
		2020	2019
Building and building improvements	15-39	$3,437,000	$1,977,000
Land	N/A	200,000	200,000
Land improvements	15	166,000	166,000
Equipment	3-7	3,311,000	3,082,000
Demonstration and rental equipment	3	1,075,000	1,018,000
Construction in progress	15-39	16,000	1,090,000
		8,205,000	7,533,000
Less: Accumulated depreciation		(4,417,000)	(3,928,000)
Net property and equipment		$3,788,000	$3,605,000

During fiscal 2020 and 2019, the Company impaired or disposed of certain property and equipment, no longer in use, with a net value of approximately $3,000 and $11,000, respectively, which was included as an expense in cost of revenues or selling, general and administrative expense on the statements of operations.

Note 5.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. During fiscal 2019, the Company abandoned certain domestic and foreign patents with a net value of approximately $5,000 which was included as an expense in selling, general and administrative expense on the statements of operations. Accumulated amortization was approximately $1,119,000 and $1,010,000 at June 30, 2020 and 2019, respectively.

The activity and net balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2020	2019
Balance, beginning	$581,000	$649,000
Additions	139,000	58,000
Abandonments	—	(5,000)
Amortization expense	(122,000)	(121,000)
Balance, ending	$598,000	$581,000

Based on the carrying value as of June 30, 2020, future amortization is expected to be approximately as follows:

Fiscal years ending June 30:
2021	$125,000
2022	91,000
2023	29,000
2024	25,000
2025	23,000
Thereafter	305,000
Total	$598,000

Note 6.	Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2019, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2020 or June 30, 2019. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at June 30, 2020) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2020, if not renewed. At June 30, 2020, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

Share-based compensation expense for fiscal 2020 and 2019 was approximately $902,000 and $924,000, respectively, related to employee options and restricted stock awards. At June 30, 2020, the Company had approximately $409,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 0.8 years.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and vest over a period of up to five years. In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Company’s Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 316,249 options granted under the 2014 Plan and prior plans outstanding as of June 30, 2020. There were 274,531 options issued under the 2017 Plan outstanding and 505,800 shares available for grant under the 2017 Plan as of June 30, 2020.

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

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2020	2019
Risk-free interest rate	1.85%	2.36-2.77%
Expected term (years)	6	6
Expected volatility	190.1%	182.4-192.0%

The following table presents employee option activity for fiscal 2020 and 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding at June 30, 2018	902,059	$2.63	$3.47	5.31
Granted	193,750	5.28	5.41	—
Exercised	(79,692)	2.15	3.16	—
Canceled or Forfeited	(333,117)	2.81	3.92	—
Options outstanding at June 30, 2019	683,000	3.35	3.84	6.96

Granted	149,300	5.19	5.29	—
Exercised	(194,670)	2.47	3.08	—
Canceled or Forfeited	(46,850)	5.16	5.34	—
Options outstanding at June 30, 2020	590,780	3.96	4.34	6.87
Options exercisable at June 30, 2020	445,655	3.54	3.99	6.31

The aggregate intrinsic value of options outstanding was $6,529,000 and options exercisable were $5,079,000 at June 30, 2020. There were 194,670 and 79,692 options exercised during the fiscal years ended June 30, 2020 and June 30, 2019, respectively.

Restricted stock: The 2014 Plan permitted, and the 2017 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees totaling 35,000 and 30,000 during fiscal 2020 and 2019, respectively, with a vesting term of one to three years and a fair value of $5.84 and $5.42 per share, respectively. During fiscal 2020 and 2019, the Company issued restricted stock awards to directors totaling 18,000 and 10,000, respectively, with a vesting term of six months and a fair value of $9.74 and $5.70 per share, respectively. Restricted stock transactions during the years ended June 30, 2020 and 2019 are summarized as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Outstanding at June 30, 2018	29,998	$4.96
Granted	40,000	$5.49
Vested	(40,000)	$5.12
Outstanding at June 30, 2019	29,998	$5.46
Granted	53,000	$7.17
Vested	(45,833)	$6.83
Forfeited	(14,666)	$6.23
Outstanding at June 30, 2020	22,499	$6.19

Note 9.	Income Taxes

Components of the provision for income taxes for fiscal 2020 and 2019 were as follows:

	Years Ended June 30,
	2020	2019
Current:
Current Federal	$922,000	$945,000
Current State	282,000	260,000
Total Current	1,204,000	1,205,000
Deferred:
Deferred Federal	(70,000)	(190,000)
Deferred State	(56,000)	(75,000)
Total Deferred	(126,000)	(265,000)

Total Income Tax Expense	$1,078,000	$940,000

The total income tax expense differed from the expected tax expense, computed by applying the federal statutory rate to the Company’s pretax income, as follows:

	Years Ended June 30,
	2020	2019
Tax expense at statutory federal rate	$1,100,000	$611,000
State income tax expense, net of federal tax effect	151,000	155,000
Change in valuation allowance on deferred tax assets	91,000	—
Change in uncertain tax positions	—	8,000
Other permanent items	(264,000)	166,000
Income tax expense	$1,078,000	$940,000

The effective tax rates for fiscal 2020 and 2019 were 20.6% and 32.3%, respectively.

The significant components of deferred income taxes were as follows:

	June 30,
	2020	2019
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable reserves	$468,000	$468,000
Accrued liabilities	253,000	246,000
Property and equipment	(202,000)	(201,000)
Finite-life intangible assets	(6,000)	(6,000)
Stock options	458,000	421,000
Tax credits and net operating loss carryforwards	92,000	82,000
Accounting method change	(282,000)	(420,000)
Valuation allowance on deferred taxes	(91,000)	—
Other	65,000	39,000
Net deferred tax assets	$755,000	$629,000

The Company has state tax credit carryforwards of $91,000, net of federal taxes, which if unused, will begin to expire in years 2026 and 2034. The Company has taken a full valuation allowance against these credits which relate to R&D tax credits in Minnesota, a state in which the Company has a low state apportionment factor.

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

Changes in the Company’s unrecognized tax expense were approximately as follows:

	Years Ended June 30,
	2020	2019
Beginning balance of unrecognized tax benefits	$11,000	$—
Increase (decrease) in unrecognized tax expense	(11,000)	11,000
Lapse of statute of limitations	—	—
Ending balance of unrecognized tax benefits	$—	$11,000

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal 2020 and 2019 the amount of recognized interest expense, net of tax benefit, and accrued interest on a gross basis was insignificant. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to the Company’s fiscal year ended June 30, 2017 are no longer open to federal, state and local examination by taxing authorities.

Note 10.	Leases

The Company has four leases for office and warehouse space that require monthly payments. These leases have escalating payments ranging from approximately $400 to $4,400 per month which expire through July 2022 and are recognized on a straight-line basis over the life of the lease. The Company has a lease for office equipment that requires payments of approximately $1,600 per month through August 2022. All leases are classified as operating leases which do not include renewal options. The Company currently does not have any short-term or variable lease costs. The Company applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

The Company has recognized right of use assets associated with its operating leases of approximately $80,000 and $45,000 as of June 30, 2020 and June 30, 2019, respectively, which is included in other assets on the Company’s balance sheet. Operating lease liabilities were $81,000 and $45,000 as of June 30, 2020 and June 30, 2019, respectively, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s balance sheet.

As of June 30, 2020, the Company has a weighted-average lease term of 0.5 years for its operating leases, which have a weighted-average discount rate of 4.0%. Operating lease payments of $73,000 are included in operating cash flows in Fiscal 2020.

Maturities of lease liabilities, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s balance sheet, are as follows:

Fiscal years ending June 30:
2021	$73,000
2022	9,000
2023	1,000
Total lease payments	83,000
Less: Interest	(2,000)
Present value of lease liabilities	$81,000

Note 11.	Commitments and Contingencies

Litigation: The Company may occasionally be party to actions, proceedings, claims or disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have at least 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2020 and 2019, were approximately $329,000 and $336,000, respectively.

Employment Agreements: The Company has entered into formal employment agreements with its President and Chief Executive Officer and its Chief Financial Officer, as amended from time to time. These agreements provide these officers with, among other things, twelve to eighteen months of base salary upon a termination without “Cause” or in the event the employee resigns for “Good Reason” or within twelve months of a “Change in Control,” as such terms are defined in the respective employment agreements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2020, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that exempt smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Fiscal 2021 Annual Meeting of Shareholders to be held on November 13, 2020 (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following sets forth certain information about our current executive officers:

Kathleen S. Skarvan, age 64, joined Electromed in December 2012 as Chief Executive Officer, became a director in November 2013 and was appointed to the additional position of President in August 2015. Ms. Skarvan served as Vice President of Operations at OEM Fabricators from November 2011 until October 2012. Prior to her position with OEM Fabricators, Ms. Skarvan served in various roles at Hutchinson Technology Incorporated, most recently as the President of the Disk Drive Components Division from April 2007 until March 2011. As President of the Disk Drive Components Division, Ms. Skarvan managed a public company division with annual revenues in excess of $300 million. Ms. Skarvan also served as a Senior Vice President of Hutchinson Technology Incorporated from December 2010 to March 2011, and as Vice President of Sales & Marketing of the Disk Drive Components Division from October 2003 until April 2007. She has served on the Board of Trustees of the St. Cloud State University Foundation since June 2015. Ms. Skarvan has a bachelor’s degree from St. Cloud State University.

Michael J. MacCourt, age 42, joined Electromed in May 2020 as Chief Financial Officer. Prior to joining Electromed, he served as the Senior Director of Commercial Finance at Starkey Hearing Technologies, a large private hearing aid manufacturer, since August 2019. He was responsible for partnering with Starkey’s senior leadership team to develop and execute the company’s commercial strategy. Previously, he spent more than nine years at Medtronic in roles of increasing responsibility, concluding with his service as Divisional Chief Financial Officer of the Lung Health business from May 2015 to August 2019. Mr. MacCourt also has an extensive consulting background primarily at PricewaterhouseCoopers, where he held management roles in both financial process improvement and business analytics. Mr. MacCourt started his career at Procter & Gamble and then ConAgra Foods, where he held Financial Analyst, Cost Analyst and Business Analyst positions. Mr. MacCourt graduated from Drake University with a joint degree in Accounting/Finance, and is a Certified Public Accountant (CPA), a CFA charterholder, and a Certified Management Accountant (CMA).

Code of Ethics

Our Board annually reviews and approves revisions to our Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all employees, directors, and officers, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Code of Ethics was updated in May 2020 and is available in the “Investor Relations” section of our website at www.smartvest.com. We intend to disclose on our website any amendment to or waiver from any provision of the Code of Ethics that applies to our Chief Executive Officer or Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and that relates to any element of the Code of Ethics identified in Item 406(b) of Regulation S-K, as promulgated by the SEC. Such disclosure will be provided promptly following the date of the amendment or waiver.

The additional information required by this item is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “and “Security Ownership Certain Beneficial Owners and Management” and, if any, under “Delinquent Section 16(a) Reports” in the Proxy Statement.

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

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of June 30, 2020 and 2019

●	Statements of Operations for the years ended June 30, 2020 and 2019

●	Statements of Shareholders’ Equity for the years ended June 30, 2020 and 2019

●	Statements of Cash Flows for the years ended June 30, 2020 and 2019

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Composite Bylaws, as amended through March 28, 2013 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019)	Incorporated by Reference
10.1	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2011)*	Incorporated by Reference
10.2	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)*	Incorporated by Reference
10.3	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.4	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.5	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.6	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.7	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8)*	Incorporated by Reference
10.8	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended June 30, 2018)*	Incorporated by Reference
10.9	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.10	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended June 30, 2018)*	Incorporated by Reference
10.11	Non-Competition, Non-Solicitation and Confidentiality Agreement with Kathleen Skarvan dated effective December 1, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2012)*	Incorporated by Reference
10.12	Non-Competition, Non-Solicitation, and Confidentiality Agreement with Jeremy Brock dated as of October 18, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 19, 2011)*	Incorporated by Reference
10.13	Amended and Restated Employment Agreement with Kathleen Skarvan dated as of December 2, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 6, 2019)*	Incorporated by Reference
10.14	Amended and Restated Employment Agreement with Jeremy Brock dated as of December 2, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 6, 2019)*	Incorporated by Reference
10.15	Employment Agreement with Michael J. MacCourt dated as of May 7, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2020)*	Incorporated by Reference
10.16	Business Loan Agreement (Asset Based) with Venture Bank, dated December 18, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2016)	Incorporated by Reference
10.17	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2018)	Incorporated by Reference
10.18	Business Loan Agreement with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.19	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.20	Description of Fiscal Year 2020 Officer Bonus Plan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed August 27, 2019)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.21	Description of Fiscal Year 2021 Officer Bonus Plan*	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

*	Management compensatory contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: August 25, 2020	By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathleen S. Skarvan	President, Chief Executive Officer and Director	August 25, 2020
Kathleen S. Skarvan	(principal executive officer)

/s/ Michael J. MacCourt	Chief Financial Officer	August 25, 2020
Michael J. MacCourt	(principal financial and accounting officer)

*	Chairman and Director	August 25, 2020
Stephen H. Craney

*	Director	August 25, 2020
Stan K. Erickson

*	Director	August 25, 2020
Gregory J. Fluet

*	Director	August 25, 2020
Lee A. Jones

*	Director	August 25, 2020
George H. Winn

*	The undersigned, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
Attorney-in-Fact