Form 10-Q
period 2020-09-30
Electromed, Inc.
filed 2020-11-10
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 8,606,180 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 6, 2020.

Electromed, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2020	June 30, 2020
	(Unaudited)
Assets
Current Assets
Cash	$11,143,181	$10,479,150
Accounts receivable (net of allowances for doubtful accounts of $45,000)	13,624,505	12,940,677
Contract assets	799,121	902,619
Inventories, net	3,065,043	3,084,620
Prepaid expenses and other current assets	487,361	353,318
Income tax receivable	218,225	262,155
Total current assets	29,337,436	28,022,539
Property and equipment, net	3,666,101	3,788,469
Finite-life intangible assets, net	626,747	598,389
Other assets	60,508	80,166
Deferred income taxes	700,000	755,000
Total assets	$34,390,792	$33,244,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$55,324	$72,328
Accounts payable	766,197	555,510
Accrued compensation	1,761,523	1,404,497
Warranty reserve	750,000	740,000
Other accrued liabilities	195,731	214,045
Total current liabilities	3,528,775	2,986,380
Other long-term liabilities	6,001	8,868
Total liabilities	3,534,776	2,995,248

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,606,180 and 8,567,834 shares issued and outstanding, respectively	86,062	85,678
Additional paid-in capital	16,551,189	16,480,134
Retained earnings	14,218,765	13,683,503
Total shareholders’ equity	30,856,016	30,249,315
Total liabilities and shareholders’ equity	$34,390,792	$33,244,563

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2020	2019
Net revenues	$8,004,171	$8,302,498
Cost of revenues	1,855,950	1,960,150
Gross profit	6,148,221	6,342,348

Operating expenses
Selling, general and administrative	5,004,179	4,894,806
Research and development	481,059	98,937
Total operating expenses	5,485,238	4,993,743
Operating income	662,983	1,348,605

Interest income, net	9,279	39,951
Net income before income taxes	672,262	1,388,556

Income tax expense	137,000	374,000
Net income	$535,262	$1,014,556

Income per share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12

Weighted-average common shares outstanding:
Basic	8,550,824	8,379,505
Diluted	8,964,937	8,651,891

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$535,262	$1,014,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,818	150,938
Amortization of finite-life intangible assets	31,609	29,963
Share-based compensation expense	191,103	209,954
Deferred income taxes Changes in operating assets and liabilities:	55,000	3,000
Loss on disposal of property and equipment Changes in operating assets and liabilities:	92	975
Changes in operating assets and liabilities:
Accounts receivable	(683,828)	41,299
Contract assets	103,498	(11,966)
Inventories	26,934	(118,519)
Prepaid expenses and other assets	(114,385)	(102,147)
Income tax receivable	43,930	(50,489)
Income tax payable	-	(288,511)
Accounts payable and accrued liabilities	500,917	(250,011)
Net cash provided by operating activities	821,950	629,042

Cash Flows From Investing Activities
Expenditures for property and equipment	(15,771)	(404,773)
Expenditures for finite-life intangible assets	(65,735)	(10,707)
Net cash used in investing activities	(81,506)	(415,480)

Cash Flows From Financing Activities

Issuance of common stock upon exercise of options	-	13,040
Taxes paid on stock options exercised, net	(76,413)	-
Net cash provided by (used in) financing activities	(76,413)	13,040
Net increase in cash	664,031	226,602
Cash
Beginning of period	10,479,150	7,807,928
End of period	$11,143,181	$8,034,530

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,064	$25,733,974

Net income	–	–	–	1,014,556	1,014,556
Issuance of restricted stock	32,500	325	(325)	–	–
Issuance of common stock upon exercise of options	5,000	50	12,990	–	13,040
Share-based compensation expense	–	–	209,954	–	209,954
Balance at September 30, 2019	8,445,851	84,459	16,350,445	10,536,620	26,971,524

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2020	8,567,834	$85,678	$16,480,134	$13,683,503	$30,249,315

Net income	–	–	–	535,262	535,262
Issuance (forfeiture) of restricted stock	19,090	191	(191)	–	–
Issuance of common stock upon exercise of options	19,256	193	(193)	–	–
Taxes paid on stock option exercised on a net basis	–	–	(119,664)	–	(119,664)
Share-based compensation expense	–	–	191,103	–	191,103
Balance at September 30, 2020	8,606,180	86,062	16,551,189	14,218,765	30,856,016

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $84,000 and $66,000 for the three months ended September 30, 2020 and 2019, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”).

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

A summary of the Company’s significant accounting policies follows:

Use of estimates. Management uses estimates and assumptions in preparing the Condensed Financial Statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its Condensed Financial Statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation and its warranty liability.

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 48,500 and 446,350 for the three months ended September 30, 2020 and 2019, respectively.

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

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement). If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs” (“ASC 340”), or other applicable guidance are met.

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

Disaggregation of revenues. Revenue disaggregated by market is approximately the following:

	For the three months ended September 30,
	2020	2019
Home Care	$7,464,000	$7,491,000
Institutional	278,000	625,000
Home Care Distributor	178,000	120,000
International	84,000	66,000
Total	$8,004,000	$8,302,000

Home care revenue disaggregated by payer type is approximately the following:

	For the three months ended September 30,
	2020	2019
Commercial	$2,726,000	$2,885,000
Medicare	4,383,000	3,669,000
Medicaid	188,000	688,000
Other	167,000	249,000
Total	$7,464,000	$7,491,000

Revenues in the Company’s home care, home care distributor, and international markets are recognized at a point in time when control passes to the customer upon product shipment or delivery. Revenues in the Company’s institutional market include sales recognized at a point in time upon shipment or delivery as well as revenues recognized over time under operating leases.

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

•	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

•	Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the three months ended September 30, 2020 and 2019 were approximately zero and $3,000, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	September 30, 2020	June 30, 2020
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$13,625,000	$12,941,000
Contract assets	$799,000	$903,000

Significant changes in contract assets during the period are as follows:

	Three Months Ended September 30, 2020	Fiscal Year Ended June 30, 2020
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$903,000	$996,000
Reclassification of contract assets to accounts receivable	(396,000)	(1,858,000)
Contract assets recognized	285,000	1,734,000
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	7,000	31,000
Contract assets, ending	$799,000	$903,000

Note 3. Inventories

The components of inventory were approximately as follows:

	September 30, 2020	June 30, 2020
Parts inventory	$2,228,000	$2,271,000
Work in process	100,000	127,000
Finished goods	873,000	827,000
Estimated inventory to be returned	154,000	150,000
Less: Reserve for obsolescence	(290,000)	(290,000)
Total	$3,065,000	$3,085,000

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $1,151,000 and $1,119,000 at September 30, 2020 and June 30, 2020, respectively.

The activity and balances of finite-life intangible assets were approximately as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2020	June 30, 2020
Balance, beginning	$598,000	$581,000
Additions	60,000	139,000
Amortization expense	(31,000)	(122,000)
Balance, ending	$627,000	$598,000

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

Changes in the Company’s warranty liability were approximately as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2020	June 30, 2020
Beginning warranty reserve	$740,000	$810,000
Accrual for products sold	54,000	79,000
Expenditures and costs incurred for warranty claims	(44,000)	(149,000)
Ending warranty reserve	$750,000	$740,000

Note 6. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each applicable tax jurisdiction. Income tax expense was estimated at approximately $137,000 and the effective tax rate was 20.4% for the three months ended September 30, 2020. Estimated income tax expense for the three months ended September 30, 2020 includes a discrete current tax benefit of approximately $39,000 related to the excess tax benefit of non-qualified stock options exercised. Income tax expense was estimated at approximately $374,000, and the effective tax rate was 26.9% for the three months ended September 30, 2019.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2019, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2020 or June 30, 2020. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at September 30, 2020) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2020, if not renewed. At September 30, 2020, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 of our annual report on Form 10-K for the year ended June 30, 2020. Share-based compensation expense was approximately $191,000 and $210,000 for the three months ended September 30, 2020 and 2019, respectively. This expense is included in selling, general and administrative expense. As of September 30, 2020, approximately $1,267,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted-average period of approximately 0.9 years.

Stock Options

Stock option transactions during the three months ended September 30, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2020	590,780	$4.34
Granted	55,800	$14.53
Exercised	(48,084)	$4.93
Cancelled or Forfeited	(56,898)	$6.56
Outstanding at September 30, 2020	541,598	$5.10

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Risk-free interest rate	0.31% - 0.39%	1.85%
Expected term (years)	6.0	6.0
Expected volatility	283.05% - 334.15%	190.1%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2020, the weighted average remaining contractual term for all outstanding stock options was 6.7 years and their aggregate intrinsic value was approximately $3,071,000. Outstanding at September 30, 2020 were 541,598 stock options issued to employees, of which 401,571 were exercisable and had an aggregate intrinsic value of approximately $2,609,000.

Restricted Stock

During the three months ended September 30, 2020, the Company issued restricted stock awards to employees totaling 30,756 shares of common stock, with a vesting term of two to three years and a weighted average fair value of $14.68 per share. There were 53,255 shares of unvested restricted stock with a weighted average fair value per share of $11.06 as of September 30, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements, related notes thereto included in Part I, Item 8 and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”).

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Note 1 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2020.

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

Potential Impacts of COVID-19 on Our Business and Operations

In March 2020, the World Health Organization designated COVID-19 as a global pandemic and the U.S. Department of Health and Human Services designated COVID-19 as a public health emergency. The impact of the COVID-19 pandemic on our business remains uncertain and its effects on our operational and financial performance will depend in part on future developments, which cannot be reasonably estimated at this time.  Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas in which we operate or in which our patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity.  Due to the inherent uncertainty of the unprecedented and evolving situation, we are unable to predict with confidence the likely impact of the COVID-19 pandemic on our future operations.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and has negatively impacted business in our industry since March 2020. In particular, certain healthcare facilities and clinics restricted access to their clinicians, reducing patient consultations and treatments, or closed temporarily due to the COVID-19 pandemic, which reduced home care referrals and resulted in certain institutional orders being postponed. We believe that these and other responses by healthcare systems have had a negative impact on our operating results and cash flows during the first quarter of our fiscal year ending June 30, 2021 (“fiscal 2021”), although to a lesser extent as compared to the fourth quarter of fiscal 2020.  During the first quarter of fiscal 2021, as state and local government restrictions began to ease in jurisdictions in which we operate, we observed increased patient face-to-face re-engagement with clinicians and an increased number of clinics allowing face-to-face access by our sales team. Our sales team continues to utilize a hybrid sales process of virtual and face-to-face clinician interaction with strict adherence to specific clinic and healthcare system safety protocols.

We estimate that institutional revenue has been negatively impacted since the onset of the COVID-19 pandemic as hospitals and long-term care facilities have adjusted their operating protocols and procurement management.

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue to decrease during the remainder of fiscal 2021 and subsequent periods; however, if COVID-19 rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, then such measures could have a material adverse effect on our business.

We believe that the COVID-19 pandemic’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the pandemic; its impact on the U.S. healthcare system and economy; and the timing, scope and effectiveness of U.S. governmental responses to the pandemic.

While we have not experienced adverse impacts on our supply chain, it is possible the COVID-19 pandemic could have an adverse impact on our supply chain in the future, including impacts associated with preventive and precautionary measures that other businesses and applicable governments are taking. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.

In response to the negative impacts of the COVID-19 pandemic on our business, in April 2020, we initiated cost-containment measures, which included reducing discretionary and variable spend, such as travel, and the use of contractors, consultants, temporary help and employee furloughs in our manufacturing and general and administrative functions due to lower near-term demand for our products. Employee furloughs continued through early August 2020, at which time we returned to full employment in both our manufacturing and general and administrative functions.

We have also taken measures to ensure the safety of our employees and to comply with applicable governmental orders. We consider our business to be essential under applicable orders due primarily to our role in manufacturing and supplying needed medical devices to patients with respiratory related issues and have therefore continued to operate during the government restrictions put in place in response to the pandemic.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Center for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period.  The CMS waiver has been recently extended in conjunction with the extension of the public health emergency for an additional 90-day period beginning on October 23, 2020.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2020 and 2019 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Home care	$7,464	$7,491	$(27)	(0.4%)
Institutional	278	625	(347)	(55.5%)
Home care distributor	178	120	58	48.3%
International	84	66	18	27.3%
Total	$8,004	$8,302	$(298)	(3.6%)

Home care revenue. Home care revenue for the three months ended September 30, 2020 was approximately $7,464,000, representing a decrease of approximately $27,000, or 0.4%, compared to the same period in fiscal 2020. The decrease was primarily due to a lower average allowable, partially offset by an increase in referrals as compared to the prior year period. Home care revenue growth continued to be impacted by healthcare facilities and clinics restricting access to sales representatives, reduced patient consultations and treatments, and patient safety concerns with face-to-face visits. Home care revenue for the three months ended September 30, 2020 increased approximately $1,136,000, or 17.9%, compared to home care revenue for the three months ended June 30, 2020. The increase was driven primarily by state and local government restrictions beginning to ease, increasing patient face-to-face re-engagement with clinicians and an increasing number of clinics allowing face-to-face access by our sales team. The home care business has also continued to benefit from the CMS waiver, which has increased the number of referrals and the approval percentage for non-covered diagnosis and accelerated the approval timeline for covered diagnosis.

Institutional revenue. Institutional revenue for the three months ended September 30, 2020 was approximately $278,000, representing a decrease of approximately $347,000, or 55.5%, compared to the same period in fiscal 2020. The decrease in the current year period was primarily due to a decrease in the volume of devices and disposable wraps sold due to continued impact of COVID-19 on hospital purchasing activity. Institutional revenue increased approximately $5,000, or 1.9%, compared to the three months ended June 30, 2020. The increase was due primarily to higher disposable wrap volumes, offset by lower capital sales. Institutional includes sales to group purchasing organization (“GPO”) members, medical equipment rental companies that rent to long-term care facilities and other institutions.

Home care distributor revenue. Home care distributor revenue for the three months ended September 30, 2020 was approximately $178,000, representing an increase of approximately $58,000, or 48.3%, compared to the same period in fiscal 2020. We began selling to home medical equipment distributors during fiscal 2020, who in turn sell our SmartVest System in the U.S. home care market.

International revenue. International revenue for the three months ended September 30, 2020 was approximately $84,000, representing an increase of approximately $18,000, or 27.3%, compared to the same period in fiscal 2020. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit decreased to approximately $6,148,000, or 76.8% of net revenues, for the three months ended September 30, 2020, from approximately $6,342,000, or 76.4% of net revenues, in the same period in fiscal 2020. The decrease in gross profit dollars for the three months ended September 30, 2020 was primarily related to lower institutional revenue. The increase in gross profit as a percentage of net revenue was driven by a higher mix of home care revenue.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $5,004,000 for the three months ended September 30, 2020, representing an increase of approximately $109,000, or 2.2%, compared to the same period in the prior year.

Payroll and compensation-related expenses were approximately $3,299,000 for the three months ended September 30, 2020, representing an increase of approximately $161,000, or 5.1%, compared to the same period in the prior year. The increase in the current year period was primarily due to a higher average number of employees in sales and marketing roles.

Travel, meals and entertainment expenses were approximately $364,000 for the three months ended September 30, 2020, representing a decrease of approximately $221,000, or 37.8%, compared to the same period in the prior year. The decrease in the current year period was primarily due to travel reductions in connection with COVID-19.

Direct Marketing costs were approximately $142,000 for the three months ended September 30, 2020, representing an increase of $95,000, or 198.7%, compared to the same period in the prior year. The increase in the current year period was primarily due to a direct-to-consumer marketing campaign that began in May 2020.

Professional fees for the three months ended September 30, 2020 were approximately $454,000, an increase of approximately $42,000, or 10.1%, compared to the same period in the prior year. The increase in the current year period was primarily due to a new human resources platform that we implemented in December 2019. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology (“IT”) technical support and consulting fees.

Research and development expenses. Research and development (“R&D”) expenses were approximately $481,000 for the three months ended September 30, 2020, representing an increase of approximately $382,000 compared to the same period in the prior year. R&D expenses for the three months ended September 30, 2020 were 6.0% of revenue compared to 1.2% of revenue for the same period in the prior year. The increase in the current year period was primarily due to next generation platform development activities.

Interest income, net

Net interest income for the three months ended September 30, 2020 was approximately $9,000 compared to approximately $40,000 in the comparable prior year period. The decrease in the current year period was primarily driven by lower rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at approximately $137,000 and $374,000 and the effective tax rate was 20.4% and 26.9% for the three months ended September 30, 2020 and 2019, respectively. The estimated income tax expense for the three months ended September 30, 2020 includes a discrete tax benefit of $39,000 related to stock options exercised by current and former employees.

Net income

Net income for the three months ended September 30, 2020 was approximately $535,000 compared to $1,015,000 for the same period in the prior year. The decrease in the current year period was primarily due to increased R&D expense associated with our next generation platform development, lower institutional revenue and higher average headcount in sales and marketing.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2020, net cash provided by operating activities was approximately $822,000. Cash flows provided by operating activities consisted of net income of approximately $535,000, an increase in accounts payable and accrued liabilities of $501,000, non-cash expenses of $410,000, a decrease in contract assets of $103,000, a decrease in income tax receivable of $44,000 and a decrease in inventory of $27,000. These cash flows from operating activities were partially offset by an increase in accounts receivable of $684,000 and an increase in prepaid expenses and other assets of $114,000.

Cash Flows from Investing Activities

For the three months ended September 30, 2020, cash used in investing activities was approximately $82,000. Cash used in investing activities consisted of approximately $16,000 in expenditures for property and equipment and $66,000 in payments for patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2020, cash used in financing activities was approximately $76,000, which consisted of taxes paid on stock options exercised on a net basis.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $25,809,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2021.

Effective December 18, 2019, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at September 30, 2020) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2020 or June 30, 2020. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2020, if not renewed. At September 30, 2020, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the three months ended September 30, 2020 and 2019, we spent approximately $16,000 and $405,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K and subsequent reports we file with the SEC. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 10, 2020	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date:	November 10, 2020	/s/ Michael J. MacCourt
Michael J. MacCourt, Chief Financial Officer
(principal financial officer and principal accounting officer)