Form 10-Q
period 2020-12-31
Electromed, Inc.
filed 2021-02-09
CIK 1488917

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,635,045 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 5, 2021.

Electromed, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

 Condensed Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)
Assets
Current Assets
Cash	$11,742,115	$10,479,150
Accounts receivable (net of allowances for doubtful accounts of $45,000)	15,395,124	12,940,677
Contract assets	696,993	902,619
Inventories, net	2,603,495	3,084,620
Prepaid expenses and other current assets	381,763	353,318
Income tax receivable	76,271	262,155
Total current assets	30,895,761	28,022,539
Property and equipment, net	3,583,374	3,788,469
Finite-life intangible assets, net	622,697	598,389
Other assets	43,792	80,166
Deferred income taxes	678,000	755,000
Total assets	$35,823,624	$33,244,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$40,455	$72,328
Accounts payable	722,905	555,510
Accrued compensation	1,823,742	1,404,497
Warranty reserve	770,000	740,000
Other accrued liabilities	128,859	214,045
Total current liabilities	3,485,961	2,986,380
Other long-term liabilities	3,929	8,868
Total liabilities	3,489,890	2,995,248

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,635,045 and 8,567,834 shares issued and outstanding, respectively	86,350	85,678
Additional paid-in capital	16,825,192	16,480,134
Retained earnings	15,422,192	13,683,503
Total shareholders’ equity	32,333,734	30,249,315
Total liabilities and shareholders’ equity	$35,823,624	$33,244,563

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenues	$9,496,073	$8,546,942	$17,500,245	$16,849,440
Cost of revenues	1,970,830	1,871,434	3,826,780	3,831,584
Gross profit	7,525,243	6,675,508	13,673,465	13,017,856

Operating expenses
Selling, general and administrative	5,435,025	4,965,053	10,439,205	9,859,858
Research and development	507,497	143,477	988,556	242,414
Total operating expenses	5,942,522	5,108,530	11,427,761	10,102,272
Operating income	1,582,721	1,566,978	2,245,704	2,915,584
Interest income, net	9,706	37,078	18,985	77,028
Net income before income taxes	1,592,427	1,604,056	2,264,689	2,992,612

Income tax expense	389,000	419,000	526,000	793,000

Net income	$1,203,427	$1,185,056	$1,738,689	$2,199,612

Income per share:

Basic	$0.14	$0.14	$0.20	$0.26

Diluted	$0.13	$0.14	$0.19	$0.25

Weighted-average common shares outstanding:
Basic	8,570,313	8,390,125	8,560,590	8,384,807
Diluted	8,924,861	8,759,143	8,926,182	8,698,168

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

 Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$1,738,689	$2,199,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	250,489	318,982
Amortization of finite-life intangible assets	65,074	60,219
Share-based compensation expense	429,776	444,258
Deferred income taxes	77,000	18,000
Loss on disposal of property and equipment	-	1,294
Changes in operating assets and liabilities:
Accounts receivable	(2,454,447)	41,822
Contract assets	205,626	(194,963)
Inventories	490,430	(19,448)
Prepaid expenses and other assets	7,929	76,213
Income tax receivable	185,884	(206,489)
Income tax payable	-	(288,511)
Accounts payable and accrued liabilities	494,429	(427,390)
Net cash provided by operating activities	1,490,879	2,023,599

Cash Flows From Investing Activities
Expenditures for property and equipment	(53,778)	(669,842)
Expenditures for finite-life intangible assets	(90,090)	(30,899)
Net cash used in investing activities	(143,868)	(700,741)

Cash Flows From Financing Activities

Issuance of common stock upon exercise of options	45,669	75,936
Taxes paid on net share settlement of stock option exercises	(129,715)	-
Net cash provided by (used in) financing activities	(84,046)	75,936
Net increase in cash	1,262,965	1,398,794
Cash
Beginning of period	10,479,150	7,807,928
End of period	$11,742,115	$9,206,722

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

 Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,064	$25,733,974

Net income	–	–	–	1,014,556	1,014,556
Issuance of restricted stock	32,500	325	(325)	–	–
Issuance of common stock upon exercise of options	5,000	50	12,990	–	13,040
Share-based compensation expense	–	–	209,954	–	209,954
Balance at September 30, 2019	8,445,851	84,459	16,350,445	10,536,620	26,971,524

Net income	–	–	–	1,185,056	1,185,056
Issuance of restricted stock	15,000	150	(150)	–	–
Issuance of common stock upon exercise of options	17,597	175	62,721	–	62,896
Share-based compensation expense	–	–	234,304	–	234,304
Balance at December 31, 2019	8,478,448	$84,784	$16,647,320	$11,721,676	$28,453,780

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2020	8,567,834	$85,678	$16,480,134	$13,683,503	$30,249,315

Net income	–	–	–	535,262	535,262
Issuance of restricted stock, net of forfeitures	19,090	191	(191)	–	–
Issuance of common stock upon exercise of options	19,256	193	(193)	–	–
Taxes paid on net share settlement of stock option exercises	–	–	(119,664)	–	(119,664)
Share-based compensation expense	–	–	191,103	–	191,103
Balance at September 30, 2020	8,606,180	86,062	16,551,189	14,218,765	30,856,016

Net income	–	–	–	1,203,427	1,203,427
Issuance of restricted stock	18,000	180	(180)	–	–
Issuance of common stock upon exercise of options	10,865	108	45,561	–	45,669
Taxes paid on net share settlement of stock option exercises	–	–	(10,051)	–	(10,051)
Share-based compensation expense	–	–	238,673	–	238,673
Balance at December 31, 2020	8,635,045	$86,350	$16,825,192	$15,422,192	$32,333,734

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $221,000 and $319,000 for the six months ended December 31, 2020 and 2019, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Potential impacts of COVID-19 on the Company’s business:

The impact of the COVID-19 pandemic on the Company’s business remains uncertain and its effects on its operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas the Company operates or in which its patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development and distribution of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to predict with confidence the likely impact of the COVID-19 pandemic on its future operations. For a more detailed discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

A summary of the Company’s significant accounting policies follows:

Use of estimates. Management uses estimates and assumptions in preparing the unaudited Condensed Financial Statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its unaudited Condensed Financial Statements include revenue recognition and the related estimation of variable consideration, allowance for doubtful accounts, inventory obsolescence, share-based compensation and its warranty liability.

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 46,800 and 136,000 for the three months ended December 31, 2020 and 2019, respectively, and were 46,800 and 316,000 for the six months ended December 31, 2020 and 2019, respectively.

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

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of the Company’s SmartVest® Airway Clearance System (“SmartVest System”) after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues in the Condensed Statements of Operations.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the Condensed Balance Sheets as further described below under Accounts receivable and Contract assets.

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Home Care	$8,902,609	$7,669,107	$16,366,221	$15,160,762
Institutional	308,563	493,525	586,686	1,118,349
Home Care Distributor	148,519	131,035	326,530	251,369
International	136,382	253,275	220,808	318,960
Total	$9,496,073	$8,546,942	$17,500,245	$16,849,440

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Commercial	$3,374,998	$3,103,518	$6,101,232	$5,988,130
Medicare	5,218,814	3,788,173	9,602,061	7,463,673
Medicaid	165,068	449,492	352,812	1,131,410
Other	143,729	327,924	310,116	577,549
Total	$8,902,609	$7,669,107	$16,366,221	$15,160,762

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

Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information, including historical collection patterns, to estimate variable consideration for portfolios of contracts. The Company’s estimates of variable consideration consist of amounts it may receive from insurance providers in excess of its initial revenue estimate due to patients meeting deductibles or coinsurance during the payment duration, changes to a patient’s insurance status, changes in an insurance allowable, claims in appeals with Medicare and amounts received directly from patients for their allowable or coinsurance. The Company believes it has representative historical information to estimate the amount of variable consideration in relevant portfolios considering the significant experience it has with each portfolio and the similarity of patient accounts within a portfolio. The analysis includes steps to ensure that revenue recognized on a portfolio basis does not result in a material difference when compared with an individual contract approach. The Company also leverages its historical experience and all available relevant information for each portfolio of contracts to minimize the risk its estimates used to arrive at the transaction price will result in a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Home care distributors. Sales to distributors, who sell direct to patients, are made at fixed contract prices and may include tiered pricing structures or volume-based rebates which offer more favorable pricing once certain volumes are achieved per the negotiated contract. The distributor’s purchases accumulate to give the distributor a right to a higher discount on purchases in excess of the specified level within the contract period. As a result, to the extent the Company expects the distributor to exceed the specified volume of purchases in the annual period, it recognizes revenue at a blended rate based on estimated total annual volume and sales revenue. This effectively defers a portion of the transaction price on initial purchases below the specified volumes for recognition when the higher discount is earned on purchases in excess of specified volumes. Transfer of control of the products occurs upon shipment or delivery to the distributor, as applicable.

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rental – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the six months ended December 31, 2020 and 2019 was zero and approximately $4,000, respectively.

International market. Sales to international markets are made directly to a number of independent distributors at fixed contract prices that are not subject to further adjustments for variable consideration. Transfer of control of the products occurs upon shipment or delivery to the distributor, as applicable.

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

Incremental costs to obtain a contract. Sales incentives paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. However, the recovery period is less than one year as the performance obligation is satisfied upon shipment or delivery. Consequently, the Company applies the practical expedient provided by ASC 340 and expenses sales incentives as incurred. These costs are included in selling, general and administrative expenses in the Condensed Statements of Operations.

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	December 31, 2020	June 30, 2020
Receivables, included in "Accounts receivable, net of allowance for doubtful accounts"	$15,395,124	$12,940,677
Contract assets	$696,993	$902,619

Significant changes in contract assets during the period are as follows:

	Six Months Ended December 31, 2020	Fiscal Year Ended June 30, 2020
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$902,619	$995,847
Reclassification of contract assets to accounts receivable	(806,550)	(1,857,818)
Contract assets recognized	608,445	1,733,835
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(7,521)	30,755
Contract assets, ending	$696,993	$902,619

Note 3. Inventories

The components of inventory were as follows:

	December 31, 2020	June 30, 2020
Parts inventory	$2,117,176	$2,270,766
Work in process	111,227	126,726
Finished goods	508,180	826,740
Estimated inventory to be returned	166,912	150,388
Less: Reserve for obsolescence	(300,000)	(290,000)
Total	$2,603,495	$3,084,620

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $1,183,000 and $1,119,000 at December 31, 2020 and June 30, 2020, respectively.

The activity and balances of finite-life intangible assets were as follows:

	Six Months Ended December 31, 2020	Fiscal Year Ended June 30, 2020
Balance, beginning	$598,389	$581,413
Additions	89,382	138,739
Amortization expense	(65,074)	(121,763)
Balance, ending	$622,697	$598,389

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

Changes in the Company’s warranty liability were approximately as follows:

	Six Months Ended December 31, 2020	Fiscal Year Ended June 30, 2020
Beginning warranty reserve	$740,000	$810,000
Accrual for products sold	114,000	79,000
Expenditures and costs incurred for warranty claims	(84,000)	(149,000)
Ending warranty reserve	$770,000	$740,000

Note 6. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each applicable tax jurisdiction. Income tax expense was estimated at approximately $389,000 and $526,000 and the effective tax rate was 24.4% and 23.2% for the three and six months ended December 31, 2020, respectively. Estimated income tax expense for the three and six months ended December 31, 2020 includes a discrete current tax (expense) benefit of approximately $(7,000) and $32,000, respectively, related to the excess tax (expense) benefit of non-qualified stock options exercised. Income tax expense was estimated at approximately $419,000 and $793,000 and the effective tax rate was 26.1% and 26.5% for the three and six months ended December 31, 2019, respectively.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 18, 2020, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2020 or June 30, 2020. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at December 31, 2020) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2021, if not renewed. At December 31, 2020, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 of our annual report on Form 10-K for fiscal 2020. Share-based compensation expense was approximately $430,000 and $444,000 for the six months ended December 31, 2020 and 2019, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations. As of December 31, 2020, approximately $1,192,000 of total unrecognized compensation expense related to non-vested equity awards was expected to be recognized over a weighted-average period of approximately 0.8 years.

Stock Options

Stock option transactions during the six months ended December 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2020	590,780	$4.34
Granted	55,800	$14.53
Exercised	(64,484)	$5.05
Cancelled or Forfeited	(109,198)	$6.24
Outstanding at December 31, 2020	472,898	$5.00

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2020	Fiscal Year Ended June 30, 2020
Risk-free interest rate	0.31% - 0.39%	1.85%
Expected term (years)	6.0	6.0
Expected volatility	283.05% - 334.15%	190.1%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2020, the weighted average remaining contractual term for all outstanding stock options was 6.3 years and their aggregate intrinsic value was approximately $2,489,000. Outstanding at December 31, 2020 were 472,898 stock options issued to employees, of which 341,104 were exercisable and had an aggregate intrinsic value of approximately $2,112,000.

Restricted Stock

During the six months ended December 31, 2020, the Company issued restricted stock awards to employees totaling 30,756 shares of common stock, with a vesting term of two to three years and a weighted average fair value of $14.68 per share and to directors totaling 18,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $9.94 per share. There were 71,255 shares of unvested restricted stock with a weighted average fair value of $10.80 per share as of December 31, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part I, Item 8 and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”).

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since 2014. In 2015, we launched the SmartVest SQL into institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and has negatively impacted business in our industry since March 2020. In particular, certain healthcare facilities and clinics restricted access to their clinicians, reducing patient consultations and treatments, or closed temporarily due to the COVID-19 pandemic, which reduced home care referrals and resulted in certain institutional orders being postponed. We believe that these and other responses by healthcare systems have had a negative impact on our operating results and cash flows during the second quarter of our fiscal year ending June 30, 2021 (“fiscal 2021”), although to a lesser extent as compared to the prior two fiscal quarters.  During the first half of fiscal 2021, as state and local government restrictions began to ease in jurisdictions in which we operate, we observed increased patient face-to-face re-engagement with clinicians and an increased number of clinics allowing face-to-face access by our sales team. Our sales team continues to utilize a hybrid sales process of virtual and face-to-face clinician interaction with strict adherence to specific clinic and healthcare system safety protocols.

We estimate that institutional revenue has been negatively impacted since the onset of the COVID-19 pandemic as hospitals and long-term care facilities have adjusted their operating protocols and procurement management.

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue during the remainder of fiscal 2021. We have experienced improvement in our home care referrals for the three months ended December 31, 2020 as compared to the three months ended September 30, 2020; however, if COVID-19 infection rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, then such measures could have a material adverse effect on our business.

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

We have also taken measures to ensure the safety of our employees and to comply with applicable governmental orders. We consider our business to be essential under applicable governmental orders due primarily to our role in manufacturing and supplying needed medical devices to patients with respiratory related issues and have therefore continued to operate during the government restrictions put in place in response to the pandemic.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Center for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period.  The CMS waiver was recently extended in conjunction with the extension of the public health emergency for an additional 90-day period beginning on January 21, 2021.

Results of Operations

Net Revenues

Net revenues for the three and six months ended December 31, 2020 and 2019 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended December 31,				Six Months Ended December 31,
	2020	2019	Change		2020	2019	Change
Home care	$8,903	$7,669	$1,234	16.1%	$16,366	$15,161	$1,205	7.9%
Institutional	309	494	(185)	(37.4%)	587	1,118	(531)	(47.5%)
Home care distributor	149	131	18	13.7%	327	251	76	30.3%
International	135	253	(118)	(46.6%)	220	319	(99)	(31.0%)
Total	$9,496	$8,547	$949	11.1%	$17,500	$16,849	$651	3.9%

Home care revenue. Home care revenue for the three months ended December 31, 2020 was approximately $8,903,000, representing an increase of approximately $1,234,000, or 16.1%, compared to the same period in fiscal 2020. For the six months ended December 31, 2020, home care revenue was approximately $16,366,000, representing an increase of approximately $1,205,000, or 7.9%, compared to the same period in fiscal 2020. The revenue increase compared to the prior year periods was primarily due to an increase in referrals and approvals. The increase in referrals compared to the prior year was due to the sales team adapting to a hybrid virtual and face-to-face selling model implemented to combat clinic access limitations due to the COVID-19 pandemic, benefits of the CMS waiver on the non-commercial Medicare portion of our home care revenue, and an increase in direct sales representatives.

Home care revenue for the three months ended December 31, 2020 increased approximately $1,439,000, or 19.3%, compared to the period ended September 30, 2020. The increase in revenue was also due to an increase in referrals and approvals. The increase in referrals compared to the prior quarter was primarily due to the success of our hybrid model, supplemented by increased patient face-to-face re-engagement with physicians, improved access to clinics for our sales staff, temporary pent up demand for SmartVest and an increase in direct sales reps.

The CMS waiver benefited the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the expected return to pre COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate the impact of a CMS waiver expiration, which is currently effective until April 2021.

Institutional revenue. Institutional revenue for the three months ended December 31, 2020 was approximately $309,000, representing a decrease of approximately $185,000, or 37.4%, compared to the same period in fiscal 2020. For the six months ended December 31, 2020, institutional revenue was approximately $587,000, a decrease of approximately $531,000, or 47.5%, compared to the same period in fiscal 2020. The decrease in the current year periods was primarily due to the continued impact of COVID-19 on hospital purchasing activity.

Home care distributor revenue. Home care distributor revenue for the three months ended December 31, 2020 was approximately $149,000, representing an increase of approximately $18,000, or 13.7%, compared to the same period in fiscal 2020. For the six months ended December 31, 2020, home care distributor revenue was approximately $327,000, an increase of approximately $76,000, or 30.3%, compared to the same period in fiscal 2020. We began selling to home medical equipment distributors during the three months ended September 30, 2019, who in turn sell our SmartVest System in the U.S. home care market.

International revenue. International revenue for the three months ended December 31, 2020 was approximately $135,000, representing a decrease of approximately $118,000, or 46.6%, compared to the same period in fiscal 2020. For the six months ended December 31, 2020, international revenue was approximately $220,000, a decrease of approximately $99,000, or 31.0%, compared to the same period in fiscal 2020. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $7,525,000, or 79.2% of net revenues, for the three months ended December 31, 2020, from approximately $6,676,000, or 78.1% of net revenues, in the same period in fiscal 2020. Gross profit increased to approximately $13,673,000, or 78.1% of net revenues, for the six months ended December 31, 2020, from approximately $13,018,000, or 77.3% of net revenues, in the same period in fiscal 2020. The increase in gross profit percentage compared to the prior year periods was primarily due to a higher mix of home care revenue and a favorable mix of Medicare within the home care channel.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $5,435,000 and $10,439,000 for the three and six months ended December 31, 2020, respectively, representing increases of approximately $470,000 and $579,000, or 9.5% and 5.9%, respectively, compared to the same periods in the prior year.

 Payroll and compensation-related expenses were approximately $3,432,000 and $6,732,000 for the three and six months ended December 31, 2020, respectively, representing increases of approximately $396,000 and $557,000, or 13.0% and 9.0%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to higher incentive payments on stronger home care revenue, a higher average number of sales and marketing personnel, and increased temporary resources to assist with systems infrastructure investments.

Travel, meals and entertainment expenses were approximately $466,000 and $830,000 for the three and six months ended December 31, 2020, respectively, representing decreases of approximately $91,000 and $312,000, or 16.3% and 27.3%, respectively, compared to the same periods in the prior year. The decrease in the current year periods was primarily due to travel reductions in connection with COVID-19.

Total discretionary marketing expenses were approximately $317,000 and $506,000 for the three and six months ended December 31, 2020, respectively, representing an increase of approximately $188,000 and $261,000, or 145.7% and 106.5%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to a direct-to-consumer marketing campaign that began in May 2020.

Professional fees were approximately $533,000 and $987,000 for the three and six months ended December 31, 2020, respectively, representing an increase of approximately $47,000 and $90,000, or 9.7% and 10.0%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to annual fees associated with a new human resources platform. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees.

Research and development expenses. Research and development (“R&D”) expenses were approximately $507,000 and $989,000 for the three and six months ended December 31, 2020, respectively, representing increases of approximately $364,000 and $747,000, or 254.5% and 308.7%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to next generation platform development activities. R&D expenses were approximately 5.3% and 5.7% of revenue for the three and six months ended December 31, 2020, respectively, and we expect R&D investment to remain in a similar range for the duration of fiscal 2021.

Interest income, net

Net interest income for the three and six months ended December 31, 2020 was approximately $10,000 and $19,000, respectively, compared to approximately $37,000 and $77,000, respectively, in the comparable prior year periods. The decrease in the current year periods was primarily due to lower rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at approximately $389,000 and $419,000 and the effective tax rate was 24.4% and 26.1% for the three months ended December 31, 2020 and 2019, respectively. Income tax expense was estimated at approximately $526,000 and $793,000 and the effective tax rate was 23.2% and 26.5% for the six months ended December 31, 2020 and 2019, respectively. Estimated income tax expense for the three and six months ended December 31, 2020 includes a discrete current tax (expense) benefit of approximately $(7,000) and $32,000, respectively, related to the excess tax (expense) benefit of non-qualified stock options exercised.

Net income

Net income for the three and six months ended December 31, 2020 was approximately $1,203,000 and $1,739,000, respectively, compared to $1,185,000 and $2,200,000 for the same periods in the prior year. For the three months ended December 31, 2020, the increase was driven by stronger home care revenue, offset by increased strategic investments in SG&A and R&D. For the six months ended December 31, 2020, the decrease was primarily due to increased strategic investments in both R&D and SG&A, partially offset by stronger home care revenue performance.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2020, net cash provided by operating activities was approximately $1,491,000. Cash flows provided by operating activities consisted of net income of approximately $1,739,000, an increase in accounts payable and accrued liabilities of $494,000, non-cash expenses of $822,000, a decrease in contract assets of $206,000, a decrease in income tax receivable of $186,000, a decrease in inventory of $490,000 and a decrease in prepaid expenses and other assets of $8,000. These cash flows from operating activities were partially offset by an increase in accounts receivable of $2,454,000. The increase in accounts receivable was primarily due to an increase in the Medicare portion of our home care business, which has a 13-month payment cycle.

Cash Flows from Investing Activities

For the six months ended December 31, 2020, cash used in investing activities was approximately $144,000. Cash used in investing activities consisted of approximately $54,000 in expenditures for property and equipment and approximately $90,000 in payments for patent costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2020, cash used in financing activities was approximately $84,000, which consisted of approximately $46,000 of cash provided from stock option exercises offset by approximately $130,000 of taxes paid on net share settlements of stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $27,410,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2021.

Effective December 18, 2020, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at December 31, 2020) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2020 or June 30, 2020. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2021, if not renewed. At December 31, 2020, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the six months ended December 31, 2020 and 2019, we spent approximately $54,000 and $670,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

10.1	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 16, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2020)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2020, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	February 9, 2021	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer
(duly authorized officer)

Date:	February 9, 2021	/s/ Michael J. MacCourt
Michael J. MacCourt, Chief Financial Officer
(principal financial officer and principal accounting officer)