Form 10-Q
period 2021-03-31
Electromed, Inc.
filed 2021-05-11
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were [8,637,420] shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 7, 2021.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Current Assets
Cash	$12,500,688	$10,479,150
Accounts receivable (net of allowances for doubtful accounts of $45,000)	16,236,661	12,940,677
Contract assets	557,531	902,619
Inventories, net	2,256,012	3,084,620
Prepaid expenses and other current assets	483,399	353,318
Income tax receivable	253,891	262,155
Total current assets	32,288,182	28,022,539
Property and equipment, net	3,526,935	3,788,469
Finite-life intangible assets, net	602,430	598,389
Other assets	100,016	80,166
Deferred income taxes	653,000	755,000
Total assets	$37,170,563	$33,244,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$40,681	$72,328
Accounts payable	1,023,603	555,510
Accrued compensation	2,273,415	1,404,497
Warranty reserve	740,000	740,000
Other accrued liabilities	160,551	214,045
Total current liabilities	4,238,250	2,986,380
Other long-term liabilities	59,702	8,868
Total liabilities	4,297,952	2,995,248

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,637,420 and 8,567,834 shares issued and outstanding, respectively	86,374	85,678
Additional paid-in capital	17,140,274	16,480,134
Retained earnings	15,645,963	13,683,503
Total shareholders’ equity	32,872,611	30,249,315
Total liabilities and shareholders’ equity	$37,170,563	$33,244,563

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenues	$8,786,972	$8,743,897	$26,287,217	$25,593,337
Cost of revenues	2,086,120	2,150,347	5,912,900	5,981,931
Gross profit	6,700,852	6,593,550	20,374,317	19,611,406

Operating expenses
Selling, general and administrative	6,050,666	5,288,485	16,489,871	15,148,344
Research and development	407,199	391,962	1,395,755	634,376
Total operating expenses	6,457,865	5,680,447	17,885,626	15,782,720
Operating income	242,987	913,103	2,488,691	3,828,686
Interest income, net	9,784	34,171	28,769	111,200
Net income before income taxes	252,771	947,274	2,517,460	3,939,886

Income tax expense	29,000	294,000	555,000	1,087,000

Net income	$223,771	$653,274	$1,962,460	$2,852,886

Income per share:

Basic	$0.03	$0.08	$0.23	$0.34

Diluted	$0.03	$0.07	$0.22	$0.33

Weighted-average common shares outstanding:
Basic	8,576,523	8,403,154	8,565,839	8,390,916
Diluted	8,907,045	8,880,794	8,921,494	8,759,493

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$1,962,460	$2,852,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	358,660	469,784
Amortization of finite-life intangible assets	98,785	90,863
Share-based compensation expense	755,999	676,558
Deferred income taxes	102,000	27,000
Loss on disposal of property and equipment	-	1,294
Changes in operating assets and liabilities:
Accounts receivable	(3,295,984)	(530,360)
Contract assets	345,088	(150,995)
Inventories	838,747	(13,852)
Prepaid expenses and other assets	(68,616)	50,329
Income tax receivable	8,264	(409,064)
Income tax payable	-	(288,511)
Accounts payable and accrued liabilities	1,219,429	136,361
Net cash provided by operating activities	2,324,832	2,912,293

Cash Flows From Investing Activities
Expenditures for property and equipment	(105,472)	(752,875)
Expenditures for finite-life intangible assets	(102,659)	(97,460)
Net cash used in investing activities	(208,131)	(850,335)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	45,669	63,423
Taxes paid on net share settlement of stock option exercises	(140,832)	-
Net cash (used in) provided by financing activities	(95,163)	63,423
Net increase in cash	2,021,538	2,125,381
Cash
Beginning of period	10,479,150	7,807,928
End of period	$12,500,688	$9,933,309

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2019	8,408,351	$84,084	$16,127,826	$9,522,064	$25,733,974

Net income	–	–	–	1,014,556	1,014,556
Issuance of restricted stock	32,500	325	(325)	–	–
Issuance of common stock upon exercise of options	5,000	50	12,990	–	13,040
Share-based compensation expense	–	–	209,954	–	209,954
Balance at September 30, 2019	8,445,851	84,459	16,350,445	10,536,620	26,971,524

Net income	–	–	–	1,185,056	1,185,056
Issuance of restricted stock	15,000	150	(150)	–	–
Issuance of common stock upon exercise of options	17,597	175	62,721	–	62,896
Share-based compensation expense	–	–	234,304	–	234,304
Balance at December 31, 2019	8,478,448	84,784	16,647,320	11,721,676	28,453,780

Net income	–	–	–	653,274	653,274
Issuance of common stock upon exercise of options	5,337	54	(12,567)	–	(12,513)
Share-based compensation expense	–	–	232,300	–	232,300
Balance at March 31, 2020	8,483,785	$84,838	$16,867,053	$12,374,950	$29,326,841

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2020	8,567,834	$85,678	$16,480,134	$13,683,503	$30,249,315

Net income	–	–	–	535,262	535,262
Issuance (forfeiture) of restricted stock	19,090	191	(191)	–	–
Issuance of common stock upon exercise of options	19,256	193	(193)	–	–
Taxes paid on stock option exercised on a net basis	–	–	(119,664)	–	(119,664)
Share-based compensation expense	–	–	191,103	–	191,103
Balance at September 30, 2020	8,606,180	86,062	16,551,189	14,218,765	30,856,016

Net income	–	–	–	1,203,427	1,203,427
Issuance (forfeiture) of restricted stock	18,000	180	(180)	–	–
Issuance of common stock upon exercise of options	10,865	108	45,561	–	45,669
Taxes paid on net share settlement of stock option exercises	–	–	(10,051)	–	(10,051)
Share-based compensation expense	–	–	238,673	–	238,673
Balance at December 31, 2020	8,635,045	86,350	16,825,192	15,422,192	32,333,734

Net income	–	–	–	223,771	223,771
Issuance of common stock upon exercise of options	2,375	24	(24)	–	–
Taxes paid on net share settlement of stock option exercises	–	–	(11,117)	–	(11,117)
Share-based compensation expense	–	–	326,223	–	326,223
Balance at March 31, 2021	8,637,420	$86,374	$17,140,274	$15,645,963	$32,872,611

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $297,000 and $455,000 for the nine months ended March 31, 2021 and 2020, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 52,017 and zero for the three months ended March 31, 2021 and 2020, respectively, and were 52,017 and 134,100 for the nine months ended March 31, 2021 and 2020, respectively.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Home Care	$8,162,677	$7,834,094	$24,528,898	$22,994,856
Institutional	442,558	608,519	1,029,244	1,726,868
Home Care Distributor	105,816	164,564	432,346	415,933
International	75,921	136,720	296,729	455,680
Total	$8,786,972	$8,743,897	$26,287,217	$25,593,337

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Commercial	$3,110,205	$3,486,387	$9,211,437	$9,474,517
Medicare	4,622,112	3,818,185	14,224,173	11,281,858
Medicaid	316,375	300,664	669,187	1,432,074
Other	113,985	228,858	424,101	806,407
Total	$8,162,677	$7,834,094	$24,528,898	$22,994,856

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●	Rental – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the nine months ended March 31, 2021 and 2020 was zero and approximately $6,000, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	March 31, 2021	June 30, 2020
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$16,236,661	$12,940,677
Contract assets	$557,531	$902,619

Significant changes in contract assets during the period are as follows:

	Nine Months Ended March 31, 2021	Fiscal Year Ended June 30, 2020
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$902,619	$995,847
Reclassification of contract assets to accounts receivable	(1,180,558)	(1,857,818)
Contract assets recognized	835,335	1,733,835
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	135	30,755
Contract assets, ending	$557,531	$902,619

Note 3. Inventories

The components of inventory were as follows:

	March 31, 2021	June 30, 2020
Parts inventory	$1,754,396	$2,270,766
Work in process	62,033	126,726
Finished goods	609,805	826,740
Estimated inventory to be returned	129,778	150,388
Less: Reserve for obsolescence	(300,000)	(290,000)
Total	$2,256,012	$3,084,620

Note 4. Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $1,216,000 and $1,119,000 at March 31, 2021 and June 30, 2020, respectively. The activity and balances of finite-life intangible assets were as follows:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2021	June 30, 2020
Balance, beginning	$598,389	$581,413
Additions	102,826	138,739
Amortization expense	(98,785)	(121,763)
Balance, ending	$602,430	$598,389

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

Changes in the Company’s warranty liability were approximately as follows:

	Nine Months Ended March 31, 2021	Fiscal Year Ended June 30, 2020
Warranty reserve, beginning	$740,000	$810,000
Accrual for products sold	127,500	79,000
Expenditures and costs incurred for warranty claims	(127,500)	(149,000)
Warranty reserve, ending	$740,000	$740,000

Note 6. Income Taxes

Income tax expense was estimated at $29,000 and $555,000 and the effective tax rate was 11.5% and 22.0% for the three and nine months ended March 31, 2021, respectively. Estimated income tax expense for the three months ended March 31, 2021 included a $37,000 discrete tax benefit as a result of lower federal and state taxes than what was originally estimated in the Company’s fiscal 2020 tax provision. The net impact of this discrete event decreased the estimated effective tax rates by 14.6% during the three months ended March 31, 2021. Estimated income tax expense for the nine months ended March 31, 2021 included a $37,000 discrete tax benefit as a result of lower federal and state taxes than what was originally estimated in the Company’s fiscal 2020 tax provision and a $32,000 discrete tax benefit related to the exercise of stock options. The net impact of these discrete events decreased the estimated effective tax rates by 2.7% during the nine months ended March 31, 2021.

Income tax expense was estimated at $294,000 and $1,087,000, and the effective tax rate was 31.0% and 27.6%, for the three and nine months ended March 31, 2020, respectively. Estimated income tax expense for the nine months ended March 31, 2020 included a $30,000 discrete tax expense as a result of higher federal and state taxes than what was originally estimated in the Company’s tax provision for its fiscal year ended June 30, 2019, and a $13,000 discrete tax benefit related to the exercise of stock options. The net impact of these discrete events increased the estimated effective tax rates by 0.4% during the nine months ended March 31, 2020.

Note 7. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. Effective December 18, 2020, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2021 or June 30, 2020. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at March 31, 2021) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2021, if not renewed. At March 31, 2021, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 of the Company’s Annual Report on Form 10-K for fiscal 2020. Share-based compensation expense was approximately $756,000 and $677,000 for the nine months ended March 31, 2021 and 2020, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations. As of March 31, 2021, approximately $921,000 of total unrecognized compensation expense related to non- vested equity awards was expected to be recognized over a weighted-average period of approximately 0.8 years.

Stock Options

Stock option transactions during the nine months ended March 31, 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2020	590,780	$4.34
Granted	61,017	$14.14
Exercised	(71,150)	$5.09
Cancelled or Forfeited	(109,198)	$6.24
Outstanding at March 31, 2021	471,449	$5.05

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended March 31, 2021	Fiscal Year Ended June 30, 2020
Risk-free interest rate	0.31% - 0.59%	1.85%
Expected term (years)	6.0	6.0
Expected volatility	283.05% - 335.33%	190.1%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2021, the weighted average remaining contractual term for all outstanding stock options was 6.1 years and their aggregate intrinsic value was $2,771,858. Outstanding at March 31, 2021 were 471,449 stock options issued to employees, of which 334,438 were vested and exercisable and had an aggregate intrinsic value of $2,326,959.

Restricted Stock

During the nine months ended March 31, 2021, the Company issued restricted stock awards to employees totaling 30,756 shares of common stock, with a vesting term of two to three years and a weighted average fair value of $12.93 per share and to directors totaling 18,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $9.94 per share. There were 71,255 shares of unvested restricted stock with a weighted average fair value of $10.80 per share as of March 31, 2021.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”).

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

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and has negatively impacted business in our industry since March 2020. In particular, certain healthcare facilities and clinics restricted access to their clinicians, reducing patient consultations and treatments, or closed temporarily due to the COVID-19 pandemic, which reduced home care referrals and resulted in certain institutional orders being postponed. We believe that these and other responses by healthcare systems have had a negative impact on our operating results and cash flows during the third quarter of our fiscal year ending June 30, 2021 (“fiscal 2021”). During the first half of fiscal 2021, as state and local government restrictions began to ease in jurisdictions in which we operate, we observed increased patient face-to-face re-engagement with clinicians and an increased number of clinics allowing face-to-face access by our sales team. During the three months ended March 31, 2021, referrals declined early in the quarter compared to prior period due to reduced patient face-to-face interactions with clinicians, likely due to COVID-19 cases increasing as well as a desire for patients to be vaccinated before visiting healthcare facilities. Referral growth increased significantly in March compared to prior year, as we benefited from increased patient visits to clinics and greater access for our sales representatives, restrictions were further lifted, and vaccines started to become more widely administered throughout the country. Our sales team continues to utilize a hybrid sales process of virtual and face- to-face clinician interaction with strict adherence to specific clinic and healthcare system safety protocols.

We estimate that institutional revenue has been negatively impacted since the onset of the COVID-19 pandemic as hospitals and long-term care facilities have adjusted their operating protocols and procurement management.

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue during the remainder of fiscal 2021. We have experienced improvement in our home care referrals and approvals for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020; however, if COVID-19 infection rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, then such measures could have a material adverse effect on our business.

We believe that the COVID-19 pandemic’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the pandemic; its impact on the U.S. healthcare system and economy; and the timing, scope and effectiveness of U.S. governmental responses to the pandemic.

We have observed some minor changes to our supply chain timelines and increased product costs, but we have not experienced any material adverse impacts on our supply chain or product costs at this time. It is possible the COVID-19 pandemic could have an adverse impact on our supply chain in the future, including impacts associated with preventive and precautionary measures that other businesses and applicable governments are taking. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our product costs could reduce our gross margins.

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

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period. The CMS waiver was recently extended in conjunction with the extension of the federal public health emergency for an additional 90-day period beginning on April 21, 2021.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended March 31, 2021 and 2020 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
Home care	$8,163	$7,834	$329	4.2%	$24,529	$22,995	$1,534	6.7%
Institutional	443	609	(166)	(27.3%)	1,029	1,727	(698)	(40.4%)
Home care distributor	105	164	(59)	(36.0%)	432	416	16	3.8%
International	76	137	(61)	(44.5%)	297	455	(158)	(34.7%)
Total	$8,787	$8,744	$43	0.5%	$26,287	$25,593	$694	2.7%

Home care revenue. Home care revenue for the three months ended March 31, 2021 was approximately $8,163,000, representing an increase of approximately $329,000, or 4.2%, compared to the same period in fiscal 2020. For the nine months ended March 31, 2021, home care revenue was approximately $24,529,000, representing an increase of approximately $1,534,000, or 6.7%, compared to the same period in fiscal 2020. The revenue increase compared to the prior year periods was primarily due to an increase in referrals and approvals. The increase in referrals compared to the prior year periods was due to the sales team adapting to a hybrid virtual and face-to-face selling model implemented to combat clinic access limitations due to the COVID-19 pandemic, benefits of the CMS waiver on the non-commercial Medicare portion of our home care revenue, and an increase in direct sales representatives.

The CMS waiver benefited the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the expected return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate the impact of a CMS waiver expiration, which is currently effective until July 2021.

Institutional revenue. Institutional revenue for the three months ended March 31, 2021 was approximately $443,000, representing a decrease of approximately $166,000, or 27.3%, compared to the same period in fiscal 2020. For the nine months ended March 31, 2021, institutional revenue was approximately $1,029,000, a decrease of approximately $698,000, or 40.4%, compared to the same period in fiscal 2020. The decrease in the current year periods was primarily due to the continued impact of COVID-19 on hospital purchasing activity.

Home care distributor revenue. Home care distributor revenue for the three months ended March 31, 2021 was approximately $105,000, representing a decrease of approximately $59,000, or 36.0%, compared to the same period in fiscal 2020. For the nine months ended March 31, 2021, home care distributor revenue was approximately $432,000, an increase of approximately $16,000, or 3.8%, compared to the same period in fiscal 2020. We began selling to home medical equipment distributors during the three months ended September 30, 2019, who in turn sell our SmartVest System in the U.S. home care market.

International revenue. International revenue for the three months ended March 31, 2021 was approximately $76,000, representing a decrease of approximately $61,000, or 44.5%, compared to the same period in fiscal 2020. For the nine months ended March 31, 2021, international revenue was approximately $297,000, a decrease of approximately $158,000, or 34.7%, compared to the same period in fiscal 2020. International sales are affected by the timing of international distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $6,701,000, or 76.3% of net revenues, for the three months ended March 31, 2021, from approximately $6,594,000, or 75.4% of net revenues, in the same period in fiscal 2020. Gross profit increased to approximately $20,374,000, or 77.5% of net revenues, for the nine months ended March 31, 2021, from approximately $19,611,000, or 76.6% of net revenues, in the same period in fiscal 2020. The increase in gross profit percentage compared to the prior year periods was primarily due to a higher mix of home care revenue and a favorable mix of Medicare within the home care channel.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $6,051,000 and $16,490,000 for the three and nine months ended March 31, 2021, respectively, representing increases of approximately $763,000 and $1,342,000, or 14.4% and 8.9%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were approximately $3,838,000 and $10,569,000 for the three and nine months ended March 31, 2021, respectively, representing increases of approximately $561,000 and $1,118,000, or 17.1% and 11.8%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to a higher average number of sales and marketing personnel, increased temporary resources to assist with systems infrastructure investments, and increased incentive payments on higher home care revenue. Field sales employees totaled 48, of which 39 were direct sales, as of March 31, 2021, compared to 44 as of March 31, 2020, of which 37 were direct sales. We commenced recruiting for four additional direct field sales employees in April 2021.

Travel, meals and entertainment expenses were approximately $440,000 and $1,270,000 for the three and nine months ended March 31, 2021, respectively, representing decreases of approximately $85,000 and $397,000, or 16.2% and 23.8%, respectively, compared to the same periods in the prior year. The decrease in the current year periods was primarily due to travel reductions in connection with COVID-19.

Total discretionary marketing expenses were approximately $348,000 and $853,000 for the three and nine months ended March 31, 2021, respectively, representing an increase of approximately $126,000 and $385,000, or 56.8% and 82.3%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to a direct-to-consumer marketing campaign that began in May 2020 and a comprehensive market research project.

Professional fees were approximately $700,000 and $1,686,000 for the three and nine months ended March 31, 2021, respectively, representing an increase of approximately $124,000 and $212,000, or 21.5% and 14.4%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase in the current year periods was primarily due to higher legal fees, annual fees associated with a new human resources platform, increased investment in leadership development training, and fees associated with the implementation of our new revenue cycle management software. We expect to make continued investments in our systems infrastructure over the next year, including an enterprise resources planning software implementation.

Research and development expenses. Research and development (“R&D”) expenses were approximately $407,000 and $1,396,000 for the three and nine months ended March 31, 2021, respectively, representing increases of approximately $15,000 and $762,000, or 3.8% and 120.2%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to next generation platform development activities. R&D expenses were approximately 4.6% and 5.3% of revenue for the three and nine months ended March 31, 2021, respectively, and we expect R&D investment to remain in a similar range through calendar 2021.

Interest income, net

Net interest income for the three and nine months ended March 31, 2021 was approximately $10,000 and $29,000, respectively, compared to approximately $34,000 and $111,000, respectively, in the comparable prior year periods. The decrease in the current year periods was primarily due to lower rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at $29,000 and $555,000 and the effective tax rate was 11.5% and 22.0% for the three and nine months ended March 31, 2021, respectively. Estimated income tax expense for the three months ended March 31, 2021 included a $37,000 discrete tax benefit as a result of lower federal and state taxes than what was originally estimated in our fiscal 2020 tax provision. The net impact of this discrete event decreased the estimated effective tax rates by 14.6% during the three months ended March 31, 2021.

Estimated income tax expense for the nine months ended March 31, 2021 included a $37,000 discrete tax benefit as a result of lower federal and state taxes than what was originally estimated in our fiscal 2020 tax provision and a $32,000 discrete tax benefit related to the exercise of stock options. The net impact of these discrete events decreased the estimated effective tax rates by 2.7% during the nine months ended March 31, 2021.

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

Net income

Net income for the three and nine months ended March 31, 2021 was approximately $224,000 and $1,962,000, respectively, compared to $653,000 and $2,853,000 for the same periods in the prior year. The decrease in the current year periods was driven by increased strategic investments in SG&A and R&D, partially offset by stronger home care revenue performance and higher gross margin percentage.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2021, net cash provided by operating activities was approximately $2,325,000. Cash flows provided by operating activities consisted of net income of approximately $1,962,000, an increase in accounts payable and accrued liabilities of $1,219,000, non-cash expenses of $1,315,000, a decrease in contract assets of $345,000, and a decrease in inventory of $839,000. These cash flows from operating activities were partially offset by an increase in accounts receivable of $3,296,000 and an increase in prepaid expenses and other assets of $69,000. The increase in accounts receivable was primarily due to an increase in the Medicare portion of our home care business, which has a 13-month payment cycle.

Cash Flows from Investing Activities

For the nine months ended March 31, 2021, cash used in investing activities was approximately $208,000. Cash used in investing activities consisted of approximately $105,000 in expenditures for property and equipment and approximately $103,000 in expenditures for patent costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2021, cash used in financing activities was approximately $95,000, which consisted of approximately $46,000 of cash provided from stock option exercises offset by approximately $141,000 of taxes paid on net share settlements of stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, IT infrastructure projects, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $28,050,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2021.

Effective December 18, 2020, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at March 31, 2021) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of March 31, 2021 or June 30, 2020. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2021, if not renewed. At March 31, 2021, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the nine months ended March 31, 2021 and 2020, we spent approximately $105,000 and $753,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;
●	the competitive nature of our market;
●	changes to Medicare, Medicaid, or private insurance reimbursement policies;
●	changes to state and federal health care laws;
●	changes affecting the medical device industry;
●	our ability to develop new sales channels for our products such as the home care distributor channel;
●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;
●	new drug or pharmaceutical discoveries;

●	general economic and business conditions;
●	our ability to renew our line of credit or obtain additional credit as necessary;
●	our ability to protect and expand our intellectual property portfolio;
●	the risks associated with expansion into international markets; and
●	the risks associated with our planned sales force expansion.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

/s/ Kathleen S. Skarvan
Date:	May 11, 2021	Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

/s/ Michael J. MacCourt
Date:	May 11, 2021	Michael J. MacCourt, Chief Financial Officer (principal financial officer and principal accounting officer)