Form 10-K
period 2021-06-30
Electromed, Inc.
filed 2021-08-24
CIK 1488917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2021 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission File number 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2020 was approximately $70,780,000 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,559,109 shares of the registrant’s common stock outstanding as of August 20, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2021 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Electromed, Inc.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: the expected impact of the COVID-19 pandemic on our business; our business strategy, including our intended level of investment in research and development (“R&D”) and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest Airway Clearance System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;

●	component or raw material shortages or changes to lead times;

●	the competitive nature of our market;

●	changes to Medicare, Medicaid or private insurance reimbursement policies;

●	changes to state and federal health care laws;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the home care distributor channel;

●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	new drug or pharmaceutical discoveries;

●	general economic and business conditions;

●	our ability to renew our line of credit or obtain additional credit as necessary;

●	our ability to protect and expand our intellectual property portfolio;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats; and

●	the risks associated with expansion into international markets.

ii

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

iii

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

The SmartVest System features a programmable air pulse generator, a therapy garment worn over the upper body and a connecting hose, which together provide safe, comfortable, and effective airway clearance therapy. The SmartVest System generates HFCWO, an airway clearance therapy. One factor of respiratory health is the ability to clear secretions from airways. Impaired airway clearance, when mucus cannot be expectorated, may result in labored breathing and/or inflammatory and immune systems boosting mucus production that invites bacteria trapped in stagnant secretions to cause infections. Studies show that HFCWO therapy is as effective an airway clearance method for patients who have compromised pulmonary function as traditional chest physical therapy (“CPT”) administered by a respiratory therapist.1 However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe that HFCWO treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications that are associated with impaired airway clearance and often result in costly hospital visits and repeated antibiotic use.

The SmartVest System is designed for patient comfort and ease of use which promotes adherence to prescribed treatment schedules, leading to improved airway clearance, patient outcomes and quality of life, and a reduction in healthcare utilization. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for tailored fit. User-friendly controls allow patients to administer their daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure that the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement department assures we are working on behalf of the patient by processing their physician paperwork, providing clinical support and billing the applicable insurance provider. We believe that the advantages of the SmartVest System and the Company’s customer services to the patient include:

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

We have received clearance from the U.S. Food and Drug Administration (“FDA”) to market the SmartVest System to promote airway clearance and improve bronchial drainage. In addition, Electromed is certified to apply the Conformité Européenne (“European Conformity” or “CE”) marking for HFCWO device sales in all European Union member countries and approved for HFCWO device sales in other, select international countries. The SmartVest System is available only with a physician’s prescription.

The SmartVest System is currently available in one model – SQL® – which is sold into home care and hospital markets. As previously announced, we discontinued new patient and hospital market shipments of the SmartVest SV2100 model of the SmartVest System on July 1, 2021. We will continue to support and service the SmartVest SV2100 model pursuant to the applicable product warranty.

As part of our growth strategies, we periodically evaluate opportunities involving products and services, especially those that may provide value to the respiratory homecare and institutional market. To that end, we made meaningful progress in the development for our next generation SmartVest System during our fiscal year ended June 30, 2021 (“fiscal 2021”) and estimate launching such device and completing the corresponding FDA 510(k) clearance process in the first half of our fiscal year ending June 30, 2023 (“fiscal 2023”).

The SmartVest SQL System

The SmartVest SQL System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment. The SmartVest SQL is designed for maximum comfort and lifestyle convenience, so patients can readily fit therapy into their daily routines. The SmartVest SQL was designed to be significantly smaller, quieter, and lighter than its predecessor, and offers features that make it easier to use and enable greater patient freedom.

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

●

Patented Soft Start® and 360° garment oscillation coverage:Soft Start gently fills the garment to acclimate the patient to therapy. All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs.

●

Smaller, quieter and lighter:The SmartVest SQL System is 25% smaller, 5db quieter and 30% lighter than the SmartVest SV2100 System. The SmartVest SQL is the lightest and overall quietest HFCWO generator on the market, weighing less than 16 pounds, making it easier for patients to use and integrate HFCWO therapy into their daily lives.

●

Programmable generator with user-friendly device operation: The SmartVest SQL features multiple operating modes, including ramp, and options for saving, locking and restoring protocols. Further, an enhanced pause feature allows the physician to program dedicated times for the patient to clear secretions.

SmartVest Connect

In June 2017, we launched the SmartVest SQL with SmartVest Connect® wireless technology, a personalized HFCWO therapy management portal for patients with compromised pulmonary function. In March 2020, we launched the SmartVest Connect app for both the iOS and Android operating systems. The SmartVest Connect app securely connects to the SmartVest SQL System through Bluetooth™ technology. This interface allows patients and healthcare teams to track therapy in real-time and collaborate on care decisions to improve therapy adherence and patient outcomes. SmartVest Connect is available to pediatric and cystic fibrosis patients, and targeted adult pulmonary clinics using a Bluetooth-enabled SmartVest SQL System.

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

Our Market

We estimate the total served U.S. market for HFCWO in 2019 was between approximately $220 million to $240 million, based on independent third-party market research. We believe the market for HFCWO is continuing to expand due to an aging population, higher incidence of chronic lung disease, and growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy, and treatments moving to lower cost home care settings. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when he or she believes the patient will benefit from improved airway clearance and external chest manipulation is the treatment of choice to enhance mucus transport and improve bronchial drainage.

The SmartVest System is primarily prescribed for patients with bronchiectasis, cystic fibrosis, and neuromuscular conditions such as cerebral palsy and ALS. We believe that bronchiectasis represents the fastest growing diagnostic category and greatest potential for HFCWO growth in the United States. Bronchiectasis is an irreversible, chronic lung condition characterized by enlarged and permanently damaged bronchi. The condition is associated with recurrent lower respiratory infections, inflammation, reduction in pulmonary function, impaired respiratory secretion clearance, increased hospitalizations and medication use, and increased morbidity and mortality.

We are driven to make life’s important moments possible, one breath at a time, by leading the HFCWO therapy market in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed is the only HFCWO therapy company with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using the SmartVest System.2-5 Leading in clinical evidence to support the SmartVest System as a treatment for bronchiectasis patients will remain a focus for us in our fiscal year ending June 30, 2022 (“fiscal 2022”), with two clinical studies currently enrolling. The first such clinical study is a prospective, multi-center bronchiectasis outcomes study utilizing SmartVest therapy, and the second is a post surveillance study with chronic obstructive pulmonary disease (“COPD”) and bronchiectasis patients prescribed SmartVest utilizing quality of life questionnaires to measure outcomes prior to therapy and at two intervals following initiation of the therapy.

We believe that bronchiectasis is under recognized and underdiagnosed but is experiencing a surge in clinical interest and awareness, including the relationship to COPD, commonly referred to as bronchiectasis COPD overlap syndrome. The overlap of bronchiectasis and COPD increases exacerbations and hospitalizations, reduces pulmonary function, and increases mortality. Several recent studies have estimated prevalence of bronchiectasis, which we believe are helpful for estimating a range of the overall market size.

●

Aksamit (2017) found 20% (n=350) of patients with bronchiectasis enrolled in the U.S. Bronchiectasis Research Registry (“BRR”) between 2008 and 2014 also had COPD and 29% (n=515) also had asthma.[6] Other studies have found that the overlap between bronchiectasis and COPD is observed in 27% to 57% of patients with COPD. 7–9

●

Chalmers (2017) found that prevalence of bronchiectasis in patients with COPD ranged from a low of 4% to as high as 69% with mean prevalence of 54%. In many studies in patients with COPD, the presence of bronchiectasis was associated with reduced lung function, greater sputum production, more frequent exacerbations and increased mortality versus those with COPD alone.[10]

●

Henkle (2018) confirmed a high prevalence of bronchiectasis in the United States, identifying over 600,000 unique patients with at least one bronchiectasis claim (ICD-9 claims 494.0 or 494.1). The study also observed that patients with dual diagnosis of bronchiectasis and COPD were in poorer health, with more office visits, more inpatient admissions and more acute respiratory infections.[11]

●

Seitz (2012) estimated that 190,000 unique cases of bronchiectasis were diagnosed in Medicare patients in 2007 and bronchiectasis prevalence increased 8.7% annually between 2000 and 2007.[12] Based on historic growth in prevalence and assuming a constant growth rate, the estimated number of bronchiectasis diagnoses in Medicare patients in 2019 exceeded 515,000.

●	Weycker (2017) projected 4.2 million adults in the United States over the age of 40 may have bronchiectasis, suggesting there is a large pool of patients with undiagnosed disease.[13]

These studies indicate a wide range of potential prevalence of bronchiectasis patients in the United States. We also believe that it is difficult to estimate from these studies which patients will need or benefit from HFCWO. The U.S. BRR indicated 15% of the patients included in the registry were prescribed HFCWO as part of their treatment plan. Using that study data, we estimate that, within the diagnosed Medicare population of 515,000, approximately 15% or 77,000 have been prescribed HFCWO. We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study evidence. We also believe that HFCWO is under prescribed for bronchiectasis patients. By applying approximately 15% HFCWO penetration of diagnosed Medicare patients to the Weycker clinical study cited above to the estimated 4.2 million prevalence of bronchiectasis in the U.S., we derived that the HFCWO opportunity may be 630,000 forecasted units (see Figure 1 below).

Estimated HFCWO Market Opportunity - Bronchiectasis Patients (U.S.) – Figure 1

The heightened awareness of bronchiectasis speaks to the growing body of clinical evidence supporting treatments to improve symptoms and manage disease progression. In 2019, an observational comparative retrospective cohort study published in BMC Pulmonary Medicine evaluated the efficacy of a treatment algorithm in 65 patients with radiographic and symptom confirmed bronchiectasis, centered on initiation of HFCWO therapy with the SmartVest System.5 Patients were treated per the algorithm if they reported greater than two exacerbations in the previous year and symptoms, including chronic cough, sputum production, or dyspnea. Results show that at one-year: exacerbations requiring hospitalization and antibiotic use were significantly reduced and mean-forced expiratory volume 1 remained stable post enrollment, suggesting early initiation of HFCWO therapy may slow the otherwise normal progression of the disease.

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

8O’Brien C, et al. Physiological and radiological characterization of patients diagnosed with chronic obstructive pulmonary disease in primary care. Thorax. 2000;55:635-42.

9Bafadhel M, et al. The role of CT scanning in multidimensional phenotyping of COPD. Chest. 2011;140:634-42.

10Chalmers J. and Sethi S. Raising awareness of bronchiectasis in primary care: overview of diagnosis and management strategies in adults. NPJ Prim Care Respir Med. 2017;27:18.

11Henkle E, et al. Characteristics and Health-care Utilization History of Patients with Bronchiectasis in US Medicare Enrollees With Prescription Drug Plans, 2006 to 2014. Chest. 2018;154(6), 1311–1320.

12Seitz A, et al. Trends in Bronchiectasis Among Medicare Beneficiaries in the United States, 2000 to 2007. Chest. 2012;142(2), 432–439.

13Weycker D, Hansen G, Seifer F. Prevalence and incidence of noncystic fibrosis bronchiectasis among US adults in 2013. Chronic Respiratory Disease. 2017; 14(4):377-384.

Marketing, Sales and Distribution

Our sales and marketing efforts are focused on building market awareness and acceptance of our products and services with physicians, clinicians, patients, and third-party payers. Because the sale of the SmartVest System requires a physician’s prescription, we market to physicians and health care providers as well as directly to patients. The majority of our revenue comes from domestic home care sales through a physician referral model. We have established our own domestic sales force, which we believe is able to provide superior education, support and training to our customers. Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2021, we had 46 field sales employees, including five regional sales managers, 37 clinical area managers (“CAMs”) and two clinical educators. We also have developed a network of approximately 250 respiratory therapists and health care professionals across the U.S. to assist with in-home SmartVest System patient training on a non-exclusive, independent contractor basis. Virtual patient trainings are also available upon patient request. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists.

●

Of the $35.1 million of our revenue derived from the U.S. in fiscal 2021, approximately 94% represented home care and 4% represented hospital sales. Due to readmission penalties associated with the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), for certain diseases and conditions including COPD and pneumonia, we believe opportunities for further growth exist for HFCWO therapy because the device used by a patient in a hospital may influence the choice of device prescribed at discharge. We expect to achieve future sales, earnings, and overall market share growth with increasing home care referrals by educating and building awareness of diseases and conditions that may benefit from HFCWO, like bronchiectasis, with physicians and patients and the value of the SmartVest System’s differentiated features and benefits. We believe that service to our providers and patients is an additional key component of achieving future sales. Providers seek companies that are easy to work with, are responsive and care for their patients as an extension of their practices.

We generate sales leads through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, participation with patient organizations such as the Cystic Fibrosis Foundation, as well as through patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected Home Medical Equipment (“HME”) distributors. We entered into agreements with four HME distributors, one national and three regional, to distribute and sell the SmartVest System in the United States home care market. We expect to continue our direct sales channel as our primary homecare revenue source. Sale of the SmartVest System through HME distributors began in targeted geographies in first quarter of our fiscal year ended June 30, 2020 (“fiscal 2020”), and we had approximately $563,000 of revenue generated through these channels during fiscal 2021.

We believe that the addition of our HME distribution network expands our access to physicians and hospitals in certain areas of the United States and supports our other growth strategies. In addition, we place advertisements in leading medical magazines and journals.

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

International Marketing

Approximately 1.8% and 2.2% of our net revenues were from sales outside of the U.S. in our fiscal 2021 and fiscal 2020, respectively. We sell our products outside of the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2021, the majority of our distributors operated in exclusive territories. Our principal distributors are located in Europe, the Arab states of the Persian Gulf, Southeast Asia, South America and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside of the U.S. is to maintain our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Our home care revenue comes from reimbursement from commercial payors, Medicare, Medicaid, Veterans Affairs and direct patient payments. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians and increasing the number of covered lives across a broad payer market. We do this with an established and effective reimbursement department working on behalf of the patient by processing physician paperwork, seeking insurance authorization and processing claims. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to acquire the SmartVest System over a period of one to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The payment amount we receive for any single referral may vary based on a number of factors, including Medicare and third-party reimbursement processes and policies. The patient retains the risk of reimbursement to the Company in the event of non-payment by third-party payers. The reimbursement department includes the payer relations function working directly with all payer types to increase the covered lives for the SmartVest System with national and regional private insurers and applicable state and federal government entities as well as to maintain all of the current licenses with state and federal government and payer contracts.

Our SmartVest System is reimbursed under HCPCS code E0483. Currently, the Medicare total allowable amount of reimbursement for this billing code is approximately $13,000. The allowed amount for state Medicaid programs ranges from approximately $8,000 to $13,000, which is similar to commercial payers. Actual reimbursement from third-party payers can vary and can be significantly less than the full allowable amount. Deductions from the allowable amount, such as co-payments, deductibles and/or maximums on durable medical equipment, decrease the reimbursement received from the third-party payer. Collecting a full allowable amount depends on our ability to obtain reimbursement from the patient’s secondary and/or supplemental insurance if the patient has additional coverage, or our ability to collect amounts from individual patients.

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

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency in March 2020, CMS implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers are retroactively effective to March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory-related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived during such period, which is currently scheduled to expire in October 2021.

Research and Development

Our R&D capabilities consist of full-time engineering staff and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products that receive the appropriate product approvals and regulatory clearances around the world.

During fiscal 2021 and 2020, we incurred R&D expenses of approximately $1,722,000 and $1,050,000, or 4.8% and 3.2% of our net revenues, respectively. As a percentage of sales, we expect spending on R&D expenses to decrease slightly during fiscal 2022 as compared with fiscal 2021, as we conclude the design and testing of our next generation device in preparation for an anticipated fiscal 2023 product launch. Product enhancements were driven by voice of customer survey and in-person information focused on patient useability and device portability. We also estimate that the next generation product will be a lower cost bill of material compared to the SmartVest SQL.

Intellectual Property

As of June 30, 2021, we held 15 United States and 44 foreign issued patents covering the SmartVest System and its underlying technology and had 64 pending United States and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries that we have identified as key markets for our products. These markets include the European Union, Japan, and other countries.

We also have received ten U.S. trademark and service mark registrations, and one SmartVest registration in each of Canada, Peru, Japan, and India.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 14,000 square feet and we are certified on an annual basis to be compliant with International Organization for Standardization (“ISO”) 13485 quality system standards. Our site has been audited regularly by the FDA and ISO, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory, and ISO standards. Many of our strategic suppliers are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply. During fiscal 2021 we experienced longer lead times for critical electronic components, certain plastic raw materials and packaging material related to worldwide shortages due to COVID-19 and the related U.S. economic recovery. We did not experience any material disruptions to customer shipments in fiscal 2021.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For each home care SmartVest Systems initially purchased and currently located in the U.S. and Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions and HME distributors within the U.S., and for all international sales, except Canadian home care, we provide a three-year warranty.

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (now part of Hill-Rom Holdings, Inc.) (“Hillrom”), which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (Hillrom’s The Vest® Airway Clearance System). Hillrom has also received FDA 510(k) clearance for the Monarch®™ Airway Clearance System, a mobile device that uses pulmonary oscillating discs.  Respiratory Technologies, Inc. (now RespirTech, part of Koninklijke Phillips N.V.) received FDA clearance to market their HFCWO product, the inCourage® Airway Clearance Therapy in 2005. Both Hillrom and RespirTech employ a direct-to-patient model, and recently Royal Phillips announced plans to offer its HFCWO device through selected HME distributors.

The AffloVest® from International Biophysics Corporation (“IBC”) also participates in the same market as our SmartVest System. IBC received FDA 510(k) clearance for its device in 2013. IBC primarily sells its device through DME companies who distribute home care medical devices and supplies. Clinical and cost-effective evidence, technology innovations, including wireless connectivity, and HFCWO product features and benefits, such as size, weight of the generator, reputation for patient and reimbursement services, and sales effectiveness of field personnel, have become the key drivers of HFCWO product sales.

Based on annual revenue, we estimate that Hillrom maintains the highest market share in HFCWO followed by RespirTech with Electromed in the third position followed by IBC.

Alternative products for administering pulmonary therapy include: Positive Expiratory Pressure; Intrapulmonary Percussive Ventilation; CPT and breathing techniques. Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference.

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

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other DME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local DME businesses, many states have enacted regulations that require a DME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a DME provider must have an in-state presence. In addition to Minnesota, the location of our corporate headquarters, we have a licensed in-state presence in three other states. We also maintain an in-state presence in California in order to meet their state Medicaid requirements. In-state presence requirements vary from state to state, but generally require a physical location that is staffed and open during regular business hours. We are licensed to do business in all states except for Hawaii.

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

Advertising and marketing of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under health care reimbursement laws and consumer protection statutes. Competitors and others also can initiate litigation relating to advertising and/or marketing claims. If the FDA were to determine our promotional or training materials constitute promotion of an unapproved or uncleared claim of use, it is possible we would need to modify our training or promotional materials or be subject to regulatory or enforcement actions that could result in civil fines or criminal penalties. Other federal, state or foreign enforcement authorities could also take similar action if they were to determine that our promotional or training materials constitute promotion of an unapproved use, which could result in significant fines or penalties.

European Union and Other Regions

European Union rules require that medical products receive the right to affix the CE marking, demonstrating adherence to quality standards and compliance with relevant European Union Medical Device Directives (“MDD”). Products that bear CE marking can be imported to, sold or distributed within the European Union. We obtained clearance to use CE marking on our products in April 2005. Renewal of CE marking is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE marking in good standing since originally receiving it and most recently renewed it in January 2020. The renewal of our MDD certificate will allow us to continue to CE mark and sell our SmartVest SQL device, with no substantial changes, in the European Union until the certificate expires in May 2024. We are currently working on finalizing updates to the quality system to achieve full compliance with Regulation (EU) 2017/745 (EU MDR) which came into effect in May 2021. We also require all of our distributors in the European Union and other regions to comply with their home country regulations in our distributor agreements.

Federal Physician Payments Sunshine Act

The Federal Physician Payments Sunshine Act (Section 6002 of the PPACA) (the “Sunshine Act”) was adopted on February 1, 2013, to create transparency for the financial relationship between medical device companies and physicians and/or teaching hospitals. In January 2021, the Sunshine Act was expanded to cover payments made to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives. The Sunshine Act requires all manufacturers of drugs and medical devices to annually report to CMS any payments or any other “transfers of value” made to physicians and teaching hospitals, including but not limited to consulting fees, grants, clinical research support, royalties, honoraria, and meals. This information is then posted on a public website so that consumers can learn how much was paid to their physician by drug and medical device companies. The Sunshine Act requires ongoing data collection and annual management and reporting by us and imposes civil penalties for manufacturers that fail to report timely, accurately, or completely to CMS.

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

HIPAA, HITECH and Other Privacy Regulations

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) set forth privacy and security standards that govern the use and disclosure of protected electronic health information by “covered entities,” which include healthcare providers, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. Failure to comply with HIPAA and HITECH or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA and HITECH, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA and HITECH. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

The HIPAA and HITECH health care fraud and false statement statutes also prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services.

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

Cybersecurity and Data Privacy

Protecting the privacy of customer and personnel information is important to us, and we maintain security protocols and processes, including training and education for all personnel, designed to combat the risk of unauthorized access or inadvertent disclosure. Our business operations involve confidential information, including patient health information subject to regulation as discussed under “HIPAA, HITECH and Other Privacy Regulations” above. Our information technology infrastructure is designed to offer reliability, scalability, performance, security and privacy for our personnel, clients and third-party contractors.

We maintain comprehensive compliance and security programs designed to help safeguard and ensure the integrity of the confidential information we possess, which includes both organizational and technical control measures. We also have programs in place to monitor the safety of confidential information as well as plans for immediate, coordinated action in the event of a potential security incident.  We routinely conduct employee trainings on important information security procedures and engage with independent third-party firms to test and measure compliance on these security measures. In addition, we have maintained appropriate cyber insurance policies that limit the financial risk of any potential incident. Our cyber insurance policies include dedicated support for remediating a specific cybersecurity or data privacy incident and limit the potential financial risk associated with an actual incident.

Even though we have implemented administrative, physical and technical safeguards designed to help protect the confidential data we possess and the integrity of our information systems and infrastructure, these safeguards may not be effective in preventing future cybersecurity incidents or data breaches.

Data Privacy Incident

In June 2021, we determined that an unauthorized third party gained access to a limited number of our files. Upon discovery, we immediately initiated an investigation and engaged third-party advisors to assist in investigating the source and scope of the unauthorized activity, and to further secure our information systems. From the investigation, we determined that certain files containing certain information of customers, employees, and some third-party contractors were accessed. There has been no indication that any of this information has been used inappropriately and we are working to mitigate any impact on the Company. Individuals whose information may have been involved in the data privacy incident were specifically contacted by the Company. The Company has a cyber insurance policy which we believe will cover most of the costs associated with this specific data incident.  To help prevent a similar incident from occurring in the future, we further enhanced the security of our systems, and will continue to review and, where appropriate enhance, our security protocols and processes, and training and education.

Human Capital

We believe that our dedicated, talented employees are our most valuable resource and a key strength in accomplishing our collective mission and goals. As of June 30, 2021, we had 132 employees, an increase of 8.2% from fiscal 2020, who are located in 24 states throughout the United States.  10 of our employees were respiratory therapists licensed by appropriate state professional organizations, including all the employees in our Patient Services Department. We also had approximately 250 respiratory therapists and health care professionals retained on a non-exclusive, independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

We are committed to attracting, retaining, and developing diverse and high-performing talent that includes a strong focus on performance and development, total rewards, diversity, inclusion and equity, and employee safety. These serve as the pillars to our human capital management framework.

We understand that our success and growth depends on attracting, retaining, and developing talent across all levels of the organization. Our recruitment strategies are continuously reviewed with leadership and partners to ensure our practices align with our mission, purpose, and values.

We believe in ensuring that employees understand our mission, purpose, and goals as well as their impact on our success. We use an annual performance review process to support development and performance discussions with employees. In addition, every employee is eligible to participate in our incentive plan, which allows for us to share the rewards of the company with the people who significantly contribute to our success.

To cultivate a learning culture that provides enhancement and growth for our people, we offer educational assistance, online training, seminars, specific skill training, and participation in business and industry organizations. We are also committed to contributing our talents and resources to serve the communities in which we live and work through various charitable campaigns, employee programs and volunteerism. We believe that this commitment assists in our efforts to attract and retain employees.

We believe that sharing rewards is essential to increasing employee engagement and improving morale and creating a positive culture. We also offer our employees a competitive salary and benefits package and are committed to continuous review of these programs. These benefits include but are not limited to retirement savings, a variety of health insurance options and other benefits programs, including dental and vision, disability insurance, contributions to health savings accounts, paid maternity/paternity leave, and wellness resources. In addition, we offer opportunities for remote work and flexible schedules and location, depending on business needs and the specific role.

We are committed to ensuring a diverse workforce in a safe environment by maintaining compliance with applicable employment laws and governmental regulations. Treating employees with dignity and equality is of utmost importance in everything we do. We take pride in the fact that women represent 52% of our total managerial roles and comprise 37.5% of our executive leadership team. We pride ourselves on accepting, hearing, and celebrating multiple approaches and points of view and building on an inclusive and diverse culture.

Safety is a vital aspect to the success of our people and business. We are proud of our employees’ collective commitment to secure and maintain safe work practices that have resulted in zero lost time injuries within our manufacturing operations. We also provide wellbeing services to support each employee’s physical and mental health and will continue to emphasize the importance of the safety and health of our employees in all we do.

Available Information

Our Internet address is www.smartvest.com. We have made available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information we file or furnish with the SEC, available at www.sec.gov.

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

As of August 20, 2021, there were 65 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our shares of common stock. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends to our shareholders in the foreseeable future. The agreement governing our credit facility restricts our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

On May 26, 2021, our Board of Directors approved a stock repurchase authorization. Under the authorization, we may repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of shares of our common stock for three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2021	—	$—	—	$—
May 1 to May 30, 2021	—	$—	—	$—
June 1 to June 30, 2021	104,211	$10.79	104,211	$1,876,000
Total	104,211	$10.79	104,211	$1,876,000

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest System and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product (the SmartVest SV2100), with enhanced programmability, ease of use, wireless technology, and a personalized HFCWO therapy management portal for patients with compromised pulmonary function. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since 2014. In 2017, we launched the SmartVest SQL with SmartVest Connect wireless technology.

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

We employ a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions to patients and train them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. We have engaged a limited number of regional durable medical equipment distributors focused on respiratory therapies as an alternate sales channel. Revenue through this channel was less than 2% of our total revenues in fiscal 2021.

Our key growth strategies for fiscal 2022 include the following:

Grow faster than the overall home care HFCWO market by taking market share and expanding the pool of physicians who prescribe the SmartVest System in the largest and fastest growing segments of the market: adult pulmonology/bronchiectasis;

●	Expand our sales force in geographies with high incidence of bronchiectasis diagnosing physicians;
●	Increase revenue from direct-to-consumer marketing by expanding Electromed brand awareness;
●	Provide best-in-class customer care and support;
●	Develop and promulgate the body of bronchiectasis clinical evidence to increase physician adoption of the SmartVest System for patients; and
●	Develop innovative device features in our next generation device that appeal to patients.

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

COVID-19 Pandemic and CARES Act Funding

In March 2020, the World Health Organization designated COVID-19 as a global pandemic. The COVID-19 pandemic created significant volatility, uncertainty and economic disruption that negatively impacted business in our industry starting in March 2020 and continuing to varying degrees throughout fiscal 2021.

We consider our business to be essential under applicable governmental orders due primarily to our role in manufacturing and supplying needed medical devices to patients with respiratory related issues and remained fully operational for the duration of fiscal 2021.

We also took measures to ensure the safety of our employees and to comply with applicable governmental orders, including transitioning employees to remote work where possible, adhering to Centers for Disease Control (“CDC”) guidelines for mask wearing and social distancing, and implementing enhanced cleaning practices in the office. During the fourth quarter of fiscal 2021, as COVID-19 vaccines became more widely available in the United States, we reviewed our guidelines for corporate offices and manufacturing and adjusted our safety guidelines to align with CDC guidelines for mask wearing and social distancing. Additionally, we provided direction to employees on their work schedules, balancing business productivity and flexibility for employees and maintaining the highest level of safety in the workplace.

The home care market was impacted by COVID-19 primarily due to certain healthcare facilities and clinics restricting access to their clinicians, and patients reducing in-person visits to clinics for consultations and treatments. The degree of clinic access limitations and in-person patient visit reductions varied throughout fiscal 2021 based on multiple variables, including the number of daily COVID-19 cases occurring in key geographies, the degree of state and local government restrictions, and the availability and deployment of vaccines. During fiscal 2021, our sales team developed and utilized a hybrid selling approach that combined virtual and face-to-face clinician interactions, which helped mitigate the market disruption caused by COVID-19.

Our institutional business was negatively impacted by COVID-19 through fiscal 2021 as     hospitals and long-term care facilities adjusted their operating protocols and procurement management in response to the pandemic.  Limiting the spread of airborne particles was a priority in institutional settings during fiscal 2021, and airway clearance therapies usage, including HFCWO, induces coughing in patients.

In response to the negative impacts of the COVID-19 pandemic on our business, in April 2020 we initiated cost-containment measures, which included reducing discretionary and variable spend, such as travel, and the use of contractors, consultants, temporary help and employee furloughs in our manufacturing and general and administrative functions due to lower near-term demand for our products.  As our referral volumes returned to near pre-pandemic levels in July 2020, all furloughed employees returned to work by August 2020, and we continued to make all planned strategic investments in our business throughout fiscal 2021 in both selling, general and administrative (“SG&A”) and R&D.

We did not receive any direct financial assistance from any government program during fiscal 2021. We received a one-time $913,000 payment under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the fourth quarter of fiscal 2020, which partially offset lower profitability related to the revenue decline caused by the COVID-19 pandemic during the period. The amount received from the CARES Act is subject to compliance with certain terms and conditions and reporting requirements, and such report may be audited by a federal agency for compliance with the program’s terms and conditions.

Overall, we believe that these and other responses by healthcare systems had a negative impact on our operating results and cash flows during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, and then again in the third quarter of fiscal 2021 as Covid-19 cases and hospitalization spiked during that time period. We believe that we benefited during the most recent fiscal year from our sales organization adapting to innovations in contacting physicians, such as through virtual meetings, and from the waiver implemented by CMS in response to the public health emergency.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, CMS implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers were made retroactively effective to March 1, 2020 and were in place for the duration of fiscal 2021. Clinical indications and documentation typically required were not enforced for respiratory related products including the SmartVest System (solely with respect to direct Medicare covered patients) applicable for our home care prescriptions. The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for replacement respiratory devices are being waived during such period, both of which are currently scheduled to expire in October 2021. A temporary suspension of a 2% tax on Medicare payments was also initiated in May 2020 and has been extended through December 2021.

The impact of the COVID-19 pandemic on our business remains uncertain and its effects on operational and financial performance will depend in part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas in which we operate or in which our patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the deployment of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and evolving situation, we are unable to predict with confidence the likely impact of the COVID-19 pandemic on our future operations.

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

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement). If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs,” or the requirements under other applicable accounting guidance are met.

We include shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of each SmartVest System after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

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

We request that customers return previously sold units that are no longer in use to us in order to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We are certified to recondition and resell returned SmartVest System units. Returned units are typically reconditioned and resold and continue to be used for demonstration equipment and warranty replacement parts.

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

Property and equipment are stated at cost less accumulated depreciation. We use the straight-line method for depreciating property and equipment over their estimated useful lives, which range from three to 39 years. Our finite-life intangibles consist of patents and trademarks and their carrying costs include the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively, using the straight-line method.

Allowance for Excess and Slow-Moving Inventory

An allowance for potentially slow-moving or excess inventories is made based on our analysis of inventory levels on hand and comparing it to expected future production requirements, sales forecasts and current estimated market values.

Warranty Reserve

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For each home care SmartVest System initially purchased and currently located in the U.S. or Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions within the U.S., and for all international sales, except Canadian home care, we provide a three-year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. The warranty cost is based on future product performance and durability and is estimated largely based on historical experience. We estimate the average useful life of our products is approximately five years. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrant.

Share-Based Compensation

Share-based payment awards consist of options to purchase shares of our common stock issued to employees. Expense for options is estimated using the Black-Scholes pricing model at the date of grant. The portion of the option award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award and adjusted upon completion of the vesting period. In determining the fair value of our share-based payment awards, we make various assumptions using the Black-Scholes pricing model, including expected risk-free interest rate, stock price volatility, life and forfeitures. See Note 8 to the Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for a description of these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2021 Compared to Fiscal Year Ended June 30, 2020

Revenues

Revenue for the fiscal years ended June 30, 2021 and 2020 are summarized in the table below (dollar amounts in thousands).

	Fiscal Years Ended June 30,
	2021	2020	Increase (Decrease)
Home Care Revenue	$32,986,000	$29,323,000	$3,663,000	12.5%
Institutional Revenue	1,549,000	2,000,000	(451,000)	(22.6%)
Home Care Distributor Revenue	563,000	430,000	133,000	30.9%
International Revenue	658,000	718,000	(60,000)	(8.4%)
Total Revenue	$35,756,000	$32,471,000	$3,285,000	10.1%

Home Care Revenue. Home care revenue increased by 12.5%, or approximately $3,663,000, for fiscal 2021 compared to fiscal 2020.. The growth versus prior year was primarily driven by an increase in referrals and approvals. The increase in referrals compared to the prior year periods was due to the sales team adapting to a hybrid virtual and face-to-face selling model implemented to combat clinic access limitations due to the COVID-19 pandemic, benefits of the CMS waiver on the non-commercial Medicare portion of our home care revenue, and an increase in direct sales representatives.

The CMS waiver benefited the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the expected return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate the impact of a CMS waiver expiration, which is currently effective until October 2021.

Institutional Revenue. Institutional revenue decreased by 22.6%, or approximately $451,000, in fiscal 2021 compared to fiscal 2020. Institutional revenue includes sales to group purchasing organizations, rental companies and other institutions. The decrease in the current year periods was primarily due to the continued impact of COVID-19 on hospital purchasing activity. Our institutional revenue increased each quarter throughout fiscal 2021 as hospital purchasing activity began returning to more standard operating procedures as were in place prior to COVID-19.

Home Care Distributor Revenue. Home care distributor revenue increased 30.9%, or approximately $133,000, for fiscal 2021 compared to fiscal 2020. The growth versus the prior year was driven by additional capital sales with our primary distributor. We began selling to home medical equipment distributors during fiscal 2020, who in turn sell our SmartVest System in the U.S. home care market.

International Revenue. International revenue decreased by 8.4%, or approximately $60,000, in fiscal 2021 compared to fiscal 2020. International revenue growth is not currently a primary focus for us, and our corporate resources are only focused on supporting and maintaining our current distributors.

Gross Profit

Gross profit increased to $27,305,000 during fiscal 2021, or 76.4% of net revenues, from $25,200,000, or 77.6% of net revenues, during fiscal 2020. The increase in gross profit was primarily related to increases in domestic home care revenue. The decrease in gross profit as a percentage of net revenue was driven by a higher warranty reserve adjustment, costs associated with discontinuing shipments of the SmartVest SV2100 in the United States, and limited cost increases to both raw materials and shipping costs, which was partially offset by a higher mix of home care revenue and a favorable mix of Medicare within the home care channel. The increase in the warranty reserve was driven by a combination of an increase in components included in the warranty calculation and higher repair costs for our SV2100 device repairs. There has not been an increase in product warranty returns for either our generators or vests.

We believe as we continue to grow revenue, we will be able to leverage manufacturing costs, although there may be fluctuations on a short-term basis related to average reimbursement based on the mix of referrals during any given period. Factors such as diagnoses that are not assured of reimbursement, insurance programs with lower allowable reimbursement amounts (for example, state Medicaid programs), and whether an individual patient meets prerequisite medical criteria for reimbursement, may have an effect on average reimbursement received on a short-term basis We have a goal of improving our gross margin percentage over time due to lower product costs associated with our next generation product, supplier optimization, and gaining operating leverage on higher volumes.

Operating Expenses

Selling, General and Administrative Expenses. SG&A expenses increased by approximately $2,498,000, or 12.5%, to approximately $22,443,00 in fiscal 2021, compared to approximately $19,945,000 in fiscal 2020. During fiscal 2021, we invested in strategic SG&A investments that we believe will position the company for sustainable, long-term growth. Key strategic SG&A investments in fiscal 2021 included increased direct-to-consumer marketing, implementation of a new revenue cycle management system, strategic market analytics and commercial planning and new headcount positions in product marketing and clinical field support. We believe that these investments will provide the support to drive a successful sales force expansion plan beginning in fiscal 2022.

SG&A payroll and compensation-related expenses increased by $1,973,000, or 15.8%, to $14,434,000 in fiscal 2021, compared to $12,461,000 in fiscal 2020. The increase was primarily due to a higher average number of sales and marketing personnel, increased temporary resources to assist with systems infrastructure investments, increased compensation payments related to stronger home care revenue performance.

Professional and legal fees increased by $431,000, or 21.5%, to $2,433,000 in fiscal 2021, compared to $2,002,000 in fiscal 2020. These fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support, and consulting fees for enhancing our market development strategy. The increase in the current year periods was primarily due to higher legal fees, annual fees associated with   a new human resources platform, increased investment in leadership development training, and fees associated with the implementation of our new revenue cycle management software.  We expect to make continued investments in our systems infrastructure over the next year, including an enterprise resource planning software implementation.

Total discretionary marketing expenses increased by $281,000, or 36.0% to $1,062,,000 in fiscal 2021, compared to $781,000 in fiscal 2020. The increase in the current year period was primarily due to a direct-to-consumer marketing campaign that began in May 2020 and investment in strategic market analytics and commercial planning activities.

Travel, meals and entertainment expenses decreased $164,000, or 8.4%, to $1,780,000 for fiscal 2021 compared to $1,944,000 in fiscal 2020. The decrease in the current year period was primarily due to travel reductions in connection with COVID-19, primarily in the first half of the fiscal year. Travel, meals and entertainment expenses returned to near pre-COVID-19 levels by the fourth quarter of fiscal 2021.

Research and Development Expenses. R&D expenses increased by $672,000, or 64.0%, to $1,722,000 in fiscal 2021 compared to $1,050,000 in fiscal 2020. R&D expenses were 4.8% of revenue in fiscal 2021 compared to 3.2% of revenue in fiscal 2020. The increase in the current year period was primarily due to professional consulting fees associated with our next generation platform development activities. We expect R&D spending to remain between 3.0% and 5.0% of revenue during fiscal 2022, as we look to finalize our development and product testing work in preparation for an anticipated fiscal year 2023 next generation product launch.

Government Stimulus Income. We did not record any government stimulus income in fiscal 2021. In fiscal 2020, we recorded $913,000 of government stimulus income related to general distribution funds received from the Provider Relief Fund established by the CARES Act for Medicare fee-for-service providers due to lost revenues resulting from the COVID-19 pandemic.

Interest Income, net

Net interest income was approximately $39,000 during fiscal 2021 compared to net interest income of $121,000 in fiscal 2020. The decrease in net interest income was primarily driven by lower interest rates in fiscal 2021 as compared to fiscal 2020.

Other Expense, net

Net other expense was approximately $12,000 during fiscal 2021 compared to net other expense of zero in fiscal 2020.  Net other expenses represent costs related to our June 2021 data security incident of $187,000, net of related insurance reimbursement of $175,000.

Income Tax Expense

Income tax expense during fiscal 2021 was $805,000, which includes a current tax expense of $1,099,000 and a deferred benefit of $294,000. Estimated income tax expense includes a discrete deferred tax expense of approximately $81,000 related to unexercised fully vested stock options that expired and a discrete current tax benefit of approximately $33,000 related to the excess tax benefit of non-qualified stock options that were exercised during the period.

In fiscal 2020, we recorded a current income tax expense of $1,078,000, which includes a current tax expense of $1,204,000 and a deferred benefit of $126,000. Estimated income tax expense for fiscal 2021 included a discrete current tax benefit of approximately $358,000 related to the excess tax benefit of non-qualified stock options that were exercised during the period.

The effective tax rates were 25.4% and 20.6% for fiscal 2021 and 2020, respectively. The effective tax rates differ from the statutory federal rate due to the effect of state income taxes, R&D tax credits, and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income

Net income for fiscal 2021 was $2,362,000, compared to net income of $4,161,000 in fiscal 2020. The decrease in the current year period was driven by increased strategic investments in SG&A and R&D and a lower gross margin percentage, partially offset by stronger home care revenue performance. Fiscal year 2021 does not include any government stimulus income, compared to $913,000 of government income received under the CARES Act in fiscal 2020.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2021 was $3,077,000. Cash flows from operating activities consisted of net income of $2,362,000, non-cash expenses of approximately $1,340,000, a $1,284,000 increase in accounts payable and accrued liabilities, a decrease in inventory of $971,000, a decrease in contract assets of $510,000 and a $151,000 decrease in prepaid expenses. These cash flows from operating activities were partially offset by a $4,091,000 increase in accounts receivable. The increase in accounts receivable was primarily due to an increase in the Medicare portion of our home care business, which has a 13-month payment cycle.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2021 was approximately $448,000. Cash used in investing activities consisted of approximately $287,000 in expenditures for property and equipment and $161,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2021 was approximately $1,219,000, consisting of $1,124,000 used for our share repurchase program and $141,000 for taxes paid on behalf of employees stock options that were exercised on a net basis during the period, partially offset by $46,000 of proceeds received from stock options exercised during the period.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $27,065,000 and available borrowings under our existing credit facility will provide adequate liquidity for fiscal 2022.

Effective December 16, 2020, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% as of June 30, 2021) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2021 or June 30, 2020. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2021, if not renewed. As of June 30, 2021, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

During fiscal 2021 and 2020, we spent approximately $299,000 and $844,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies U.S. generally accepted accounting principles for other areas of Topic 740 by clarifying and amending the existing guidance. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2021 and 2020, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Customer Revenue Net of Adjustments

As discussed in Note 2 to the financial statements, revenues are recognized at a point in time when control passes to the customer upon product shipment or delivery. Net patient revenues (patient revenue less estimated adjustments) are recognized at the estimated net realizable amounts from third-party payors and customers in exchange for the product. The Company has agreements with third-party payors that provide for payments at amounts different from its established rates. Each quarter, the Company estimates its adjustments for each sale based on the terms of third-party payor contracts and the historical collection and write-off experience and applies an estimate for an adjustment reserve percentage to the gross accounts receivable balances.

We identified the measurement of customer revenue net of adjustments as a critical audit matter due to the audit effort, degree of auditor judgment, and subjectivity involved in evaluating the audit evidence related to the adjustment reserves.

Our audit procedures related to the Company’s measurement of customer revenue net of adjustments included the following, among others.

●	Selected a sample of product sales to inspect and compare to the underlying source documents and final cash collections to test the reasonableness of contractual adjustment and collection percentages.
●	For a sample of product sales, we traced gross revenue and adjustments to net revenue recorded in the general ledger.

●	Evaluated the reasonableness of management’s estimate of contractual and collection reserves by:

○	Comparing the estimates of realization percentages to historical net collection percentages for portfolio groups

○	Recalculating the contractual and collection reserve estimates and compared them to the general ledger

○	Evaluating the quarterly trend analysis for portfolio groups for changes in historical realization percentages.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Duluth, Minnesota

August 24, 2021

Electromed, Inc.

Balance Sheets
June 30, 2021 and 2020

	June 30,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$11,889,000	$10,479,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	17,032,000	12,941,000
Contract assets	393,000	903,000
Inventories	2,114,000	3,085,000
Prepaid expenses and other current assets	276,000	353,000
Income tax receivable	—	262,000
Total current assets	31,704,000	28,023,000
Property and equipment, net	3,605,000	3,788,000
Finite-life intangible assets, net	663,000	598,000
Other assets	88,000	81,000
Deferred income taxes	1,049,000	755,000
Total assets	$37,109,000	$33,245,000

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$33,000	$72,000
Accounts payable	685,000	556,000
Accrued compensation	2,474,000	1,404,000
Income tax payable	288,000	—
Warranty reserve	940,000	740,000
Other accrued liabilities	219,000	214,000
Total current liabilities	4,639,000	2,986,000
Other long-term liabilities	54,000	9,000
Total liabilities	4,693,000	2,995,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value, 13,000,000 shares authorized; 8,533,209 and 8,567,834 issued and outstanding, as of June 30, 2021 and June 30, 2020, respectively	85,000	86,000
Additional paid-in capital	17,409,000	16,480,000
Retained earnings	14,922,000	13,684,000
Total shareholders’ equity	32,416,000	30,250,000
Total liabilities and shareholders’ equity	$37,109,000	$33,245,000

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2021 and 2020

	Years Ended June 30,
	2021	2020
Net revenues	$35,756,000	$32,471,000
Cost of revenues	8,451,000	7,271,000
Gross profit	27,305,000	25,200,000

Operating expenses (income)
Selling, general and administrative	22,443,000	19,945,000
Research and development	1,722,000	1,050,000
Government stimulus income	—	(913,000)
Total operating expenses	24,165,000	20,082,000
Operating income	3,140,000	5,118,000

Interest income, net	39,000	121,000
Other expense, net	(12,000)	—
Net income before income taxes	3,167,000	5,239,000

Income tax expense	805,000	1,078,000
Net income	$2,362,000	$4,161,000

Income per share:
Basic	$0.28	$0.50
Diluted	$0.27	$0.47

Weighted-average common shares outstanding:
Basic	8,566,224	8,403,220
Diluted	8,911,842	8,826,418

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2021 and 2020

	Common Stock				Total
	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Shareholders’ Equity
Balance as of June 30, 2019	8,408,351	$84,000	$16,128,000	$9,523,000	$25,735,000
Net income	—	—	—	4,161,000	4,161,000
Issuance of restricted stock	50,000	1,000	(1,000)	—	—
Issuance of common stock upon exercise of options	109,483	1,000	79,000	—	80,000
Taxes paid on stock option exercised on a net basis	—	—	(628,000)	—	(628,000)
Share-based compensation expense	—	—	902,000	—	902,000
Balance as of June 30, 2020	8,567,834	86,000	16,480,000	13,684,000	30,250,000

Net income	—	—	—	2,362,000	2,362,000
Issuance of restricted stock	37,090	—	—	—	—
Issuance of common stock upon exercise of options	32,496	—	46,000	—	46,000
Taxes paid on stock option exercised on a net basis	—	—	(141,000)	—	(141,000)
Share-based compensation expense	—	—	1,024,000	—	1,024,000
Repurchase of common stock	(104,211)	(1,000)	—	(1,123,000)	(1,124,000)
Balance as of June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2021 and 2020

	Years Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$2,362,000	$4,161,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	477,000	619,000
Amortization of finite-life intangible assets	133,000	122,000
Share-based compensation expense	1,024,000	902,000
Deferred income taxes	(294,000)	(126,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,091,000)	(181,000)
Contract assets	510,000	93,000
Inventories	971,000	(449,000)
Prepaid expenses and other assets	151,000	78,000
Income tax receivable	262,000	(262,000)
Income tax payable	288,000	(289,000)
Accounts payable and accrued liabilities	1,284,000	(472,000)
Net cash provided by operating activities	3,077,000	4,196,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(287,000)	(844,000)
Expenditures for finite-life intangible assets	(161,000)	(133,000)
Net cash used in investing activities	(448,000)	(977,000)

Cash Flows From Financing Activities
Taxes paid on stock options exercised on a net basis	(141,000)	(628,000)
Issuance of common stock upon exercise of options	46,000	80,000
Repurchase of common stock	(1,124,000)	—
Net cash used in financing activities	(1,219,000)	(548,000)
Net increase in cash	1,410,000	2,671,000
Cash and cash equivalents
Beginning of period	10,479,000	7,808,000
End of period	$11,889,000	$10,479,000

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$534,000	$1,755,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$10,000	$1,000
Intangible asset acquisitions in accounts payable	$42,000	$6,000
Lease assets obtained in exchange for new operating lease liabilities	$91,000	$120,000

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.        Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $658,000 and $718,000 for the fiscal years ended June 30, 2021 (“fiscal 2021 and June 30, 2020 (“fiscal 2020”), respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

COVID-19 Pandemic and CARES Act Funding

The Company did not receive any direct financial assistance from any government program during fiscal 2021. The Company received a one-time $913,000 payment under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the fourth quarter of fiscal 2020, which partially offset lower profitability related to the revenue decline caused by the COVID-19 pandemic during the period. The amount received from the CARES Act is subject to compliance with certain terms and conditions and reporting requirements, and such report may be audited by a federal agency for compliance with the program’s terms and conditions.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare and Medicaid Services implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers were made retroactively effective to March 1, 2020 and were in place for the duration of fiscal 2021. Clinical indications and documentation typically required were not enforced for respiratory related products including the Company’s SmartVest® Airway Clearance System (“SmartVest System”) (solely with respect to direct Medicare covered patients) applicable for the Company’s home care prescriptions. The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for replacement respiratory devices are being waived during such period, both of which are currently scheduled to expire in October 2021. A temporary suspension of a 2% tax on Medicare payments was also initiated in May 2020 and has been extended through December 2021.

The impact of the COVID-19 pandemic on the Company’s business remains uncertain and its effects on operational and financial performance will depend in part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas in which the Company operates or in which its patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the deployment of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and evolving situation, the Company is unable to predict with confidence the likely impact of the COVID-19 pandemic on its future operations.

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

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of revenues and were $530,000 and $515,000 for fiscal 2021 and 2020, respectively.

Cash and cash equivalents: Cash and cash equivalents consist of cash in bank deposits and money market funds with original maturities of three months or less at the time of purchase. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was approximately $45,000 as of June 30, 2021 and 2020.

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

Changes in the Company’s warranty liability were approximately as follows:

	Years Ended June 30,
	2021	2020
Beginning warranty reserve	$740,000	$810,000
Accrual for products sold	354,000	79,000
Expenditures and costs incurred for warranty claims	(154,000)	(149,000)
Ending warranty reserve	$940,000	$740,000

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for fiscal 2021 and 2020 were approximately $1,062,000 and $781,000, respectively.

Share-based payments: Share-based payment awards consist of options to purchase shares of common stock and restricted shares of common stock issued to employees for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. Expense is recognized on a straight-line basis over the requisite service or vesting period of the award, or at the time services are provided for non-employee awards.

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

Basic and diluted earnings per share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into shares of common stock at the beginning of the period, unless their effect is anti-dilutive. Common stock equivalents of 48,617 and zero shares were excluded from the calculation of diluted earnings per share for fiscal 2021 and 2020, respectively, as their impact was antidilutive. See Note 8 for information on share-based payments.

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

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct (i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement). If an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price, unless discounts or variable consideration is attributable to one or more but not all the performance obligations. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs” (“ASC 340”), or other applicable guidance are met.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of the SmartVest System after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the balance sheets as further described below under Accounts receivable and Contract assets.

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	Fiscal Year Ended June 30,
	2021	2020
Home Care	$32,986,000	$29,323,000
Institutional	1,549,000	2,000,000
Home Care Distributor	563,000	430,000
International	658,000	718,000
Total	$35,756,000	$32,471,000

In the following table, home care revenue is disaggregated by payer type:

	Fiscal Year Ended June 30,
	2021	2020
Commercial	$12,530,000	$11,728,000
Medicare	19,044,000	14,863,000
Medicaid	846,000	1,696,000
Other	566,000	1,036,000
Total	$32,986,000	$29,323,000

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

●

Rentals – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period.  Lease revenue recognized during fiscal 2021 and 2020 was approximately $1,000 and $6,000, respectively.

International market.  Sales to international markets are made directly to a number of independent distributors at fixed contract prices that are not subject to further adjustments for variable consideration. Transfer of control of the products occurs upon shipment or delivery to the distributor as applicable.

Product Warranty. The Company offers warranties on its products. These warranties are assurance type warranties not sold on a standalone basis or are otherwise considered immaterial in the context of the contract, and therefore are not considered distinct performance obligations under ASC 606. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. From time to time the Company will provide accessory parts at its discretion at no cost to the customer.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	June 30, 2021	June 30, 2020
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$17,032,000	$12,941,000
Contract assets	$393,000	$903,000

Significant changes in contract assets during the period are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2021	June 30, 2020
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$903,000	$996,000
Reclassification of contract assets to accounts receivable	(1,551,000)	(1,858,000)
Contract assets recognized	1,060,000	1,734,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(19,000)	31,000
Contract assets, ending	$393,000	$903,000

Note 3.      Inventories

The components of inventories as of June 30, 2021 and 2020 were approximately as follows:

	June 30,
	2021	2020
Parts inventory	$1,779,000	$2,271,000
Work in process	23,000	127,000
Finished goods	445,000	827,000
Estimated inventory to be returned	167,000	150,000
Less: Reserve for obsolescence	(300,000)	(290,000)
Total	$2,114,000	$3,085,000

Note 4.      Property and Equipment

Property and equipment were approximately as follows:

	Estimated Useful	June 30,
	Lives (Years)	2021	2020
Building and building improvements	15-39	$3,446,000	$3,437,000
Land	N/A	200,000	200,000
Land improvements	15	166,000	166,000
Equipment	3-7	3,467,000	3,311,000
Demonstration and rental equipment	3	1,060,000	1,075,000
Construction in progress	N/A	26,000	16,000
		8,365,000	8,205,000
Less: Accumulated depreciation		(4,760,000)	(4,417,000)
Net property and equipment		$3,605,000	$3,788,000

Note 5.      Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was approximately $1,248,000 and $1,119,000 as of June 30, 2021 and 2020, respectively.

The activity and net balances of finite-life intangible assets were approximately as follows:

	Years Ended June 30,
	2021	2020
Balance, beginning	$598,000	$581,000
Additions	198,000	139,000
Amortization expense	(133,000)	(122,000)
Balance, ending	$663,000	$598,000

Based on the carrying value as of June 30, 2021, future amortization is expected to be approximately as follows:

Fiscal years ending June 30:
2022	$102,000
2023	41,000
2024	36,000
2025	34,000
2026	34,000
Thereafter	416,000
Total	$663,000

Note 6.        Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan.  Effective December 16, 2020, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2021 or June 30, 2020. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% as of June 30, 2021) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2021, if not renewed. As of June 30, 2021, the maximum $2,500,000 was eligible for borrowing. The line of credit is secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

On May 26, 2021 the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company may repurchase up to $3.0 million of shares of common stock through May 26, 2022. As of June 30, 2021, a total of 104,211 shares have been repurchased and retired under this authorization for a total cost of $1,124,000, or $10.79 per share. As of June 30, 2021, there were an additional $1,876,000 of shares of common stock available to be repurchased by the Company under the authorization. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8.      Share-Based Payments

Share-based compensation expense for fiscal 2021 and 2020 was approximately $1,024,000 and $902,000, respectively, related to employee stock options and restricted stock awards. As of June 30, 2021, the Company had approximately $553,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 0.9 years.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and vest over a period of three years. In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which supersedes the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Board to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 258,500 options granted under the 2014 Plan and prior plans outstanding as of June 30, 2021. There were 209,549 options issued under the 2017 Plan outstanding and 476,224 shares available for grant under the 2017 Plan as of June 30, 2021.

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

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2021	2020
Risk-free interest rate	0.31-0.59%	1.85%
Expected term (years)	6	6
Expected volatility	283-335%	190%

The following table presents employee stock option activity for fiscal 2021 and 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding as of June 30, 2019	683,000	$3.35	$3.84	6.96
Granted	149,300	$5.19	$5.29	—
Exercised	(194,670)	$2.47	$3.08	—
Canceled or Forfeited	(46,850)	$5.16	$5.34	—
Options outstanding as of June 30, 2020	590,780	$3.96	$4.34	6.87

Granted	61,017	$14.13	$14.14	—
Exercised	(71,150)	$4.78	$5.09	—
Canceled or Forfeited	(112,598)	$6.24	$6.50	—
Options outstanding as of June 30, 2021	468,049	$4.61	$4.98	5.82
Options exercisable as of June 30, 2021	442,437	$4.16	$4.54	5.64

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2021, the weighted average remaining contractual term for all outstanding stock options was 5.8 years and their aggregate intrinsic value was $3,094,000. Outstanding as of June 30, 2021 were 468,049 stock options issued to employees, of which 442,437 were vested and exercisable and had an aggregate intrinsic value of $3,074,000.

Restricted stock: The 2017 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including shares of restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees totaling 30,756 and 35,000 during fiscal 2021 and 2020, respectively, with a vesting term of one to three years and a fair value of $14.68 and $5.84 per share, respectively. During fiscal 2021 and 2020, the Company issued restricted stock awards to directors totaling 18,000 each year, with a vesting term of six months and a fair value of $9.94 and $9.74 per share, respectively. Restricted stock transactions during the years ended June 30, 2021 and 2020 are summarized as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Outstanding as of June 30, 2019	29,998	$5.46
Granted	53,000	$7.17
Vested	(45,833)	$6.83
Forfeited	(14,666)	$6.23
Outstanding as of June 30, 2020	22,499	$6.19
Granted	48,756	$12.93
Vested	(40,752)	$9.47
Outstanding as of June 30, 2021	30,503	$12.57

Note 9.        Income Taxes

Components of the provision for income taxes for fiscal 2021 and 2020 were as follows:

	Years Ended June 30,
	2021	2020
Current:
Current Federal	$861,000	$922,000
Current State	238,000	282,000
Total Current	1,099,000	1,204,000
Deferred:
Deferred Federal	(204,000)	(70,000)
Deferred State	(90,000)	(56,000)
Total Deferred	(294,000)	(126,000)

Total Income Tax Expense	$805,000	$1,078,000

The total income tax expense differed from the expected tax expense, computed by applying the federal statutory rate to the Company’s pretax income, as follows:

	Years Ended June 30,
	2021	2020
Tax expense at statutory federal rate	$665,000	$1,100,000
State income tax expense, net of federal tax effect	110,000	151,000
Change in valuation allowance on deferred tax assets	34,000	91,000
Other permanent items	(4,000)	(264,000)
Income tax expense	$805,000	$1,078,000

The effective tax rates for fiscal 2021 and 2020 were 25.4% and 20.6%, respectively.

The significant components of deferred income taxes were as follows:

	June 30,
	2021	2020
Deferred tax assets (liabilities):
Revenue recognition and accounts receivable reserves	$655,000	$468,000
Accrued liabilities	297,000	253,000
Property and equipment	(218,000)	(202,000)
Finite-life intangible assets	(15,000)	(6,000)
Stock options	414,000	458,000
Tax credits	125,000	92,000
Accounting method change	(140,000)	(282,000)
Valuation allowance on deferred taxes	(125,000)	(91,000)
Other	56,000	65,000
Net deferred tax assets	$1,049,000	$755,000

The Company has state tax credits of $125,000, net of federal taxes, which if unused, will begin to expire in calendar years 2026 and 2034. The Company has taken a full valuation allowance against these credits which relate to research and development tax credits in Minnesota, a state in which the Company has a low state apportionment factor.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The Company does not have any uncertain tax positions as of June 30, 2021 and June 30, 2020.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to the Company’s fiscal year ended June 30, 2018 are no longer open to federal, state and local examination by taxing authorities.

Note 10.      Leases

The Company has six leases for office and warehouse space that require monthly payments. These leases have escalating payments ranging from approximately $200 to $4,400 per month which expire through January 2026 and are recognized on a straight-line basis over the life of the lease. The Company has a lease for office equipment that requires payments of approximately $1,600 per month through August 2022. All leases are classified as operating leases which do not include renewal options. The Company currently does not have any short-term or variable lease costs. The Company applied the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

The Company has recognized right of use assets associated with its operating leases of approximately $88,000 and $81,000 as of June 30, 2021 and June 30, 2020, respectively, which is included in other assets on the Company’s balance sheet. Operating lease liabilities were $87,000 and $81,000 as of June 30, 2021 and June 30, 2020, respectively, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s balance sheet.

As of June 30, 2021, the Company has a weighted-average lease term of 2.8 years for its operating leases, which have a weighted-average discount rate of 4.0%. Operating lease payments of $74,000 are included in operating cash flows in fiscal 2021.

Maturities of lease liabilities, which are included in current maturities of long-term liabilities and other long-term liabilities on the Company’s balance sheet, are as follows:

Fiscal years ending June 30:
2022	$29,000
2023	18,000
2024	17,000
2025	17,000
2026	8,000
Total lease payments	89,000
Less: Interest	(2,000)
Present value of lease liabilities	$87,000

Note 11.      Commitments and Contingencies

Litigation: The Company may occasionally be party to actions, proceedings, claims or disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older and have at least 1,000 hours of service with the Company. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2021 and 2020 were approximately $399,000 and $329,000, respectively.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Fiscal 2021 Annual Meeting of Shareholders (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following sets forth certain information about our current executive officers:

Kathleen S. Skarvan, age 65, joined Electromed in December 2012 as Chief Executive Officer, became a director in November 2013 and was appointed to the additional position of President in August 2015. Ms. Skarvan served as Vice President of Operations at OEM Fabricators from November 2011 until October 2012. Prior to her position with OEM Fabricators, Ms. Skarvan served in various roles at Hutchinson Technology Incorporated, most recently as the President of the Disk Drive Components Division from April 2007 until March 2011. As President of the Disk Drive Components Division, Ms. Skarvan managed a public company division with annual revenues in excess of $300 million. Ms. Skarvan also served as a Senior Vice President of Hutchinson Technology Incorporated from December 2010 to March 2011, and as Vice President of Sales & Marketing of the Disk Drive Components Division from October 2003 until April 2007. She has served on the Board of Trustees of the St. Cloud State University Foundation since June 2015. Ms. Skarvan has a bachelor’s degree from St. Cloud State University.

Michael J. MacCourt, age 43, joined Electromed in May 2020 as Chief Financial Officer. Prior to joining Electromed, he served as the Senior Director of Commercial Finance at Starkey Hearing Technologies, a large private hearing aid manufacturer, from August 2019 until May 2020. He was responsible for partnering with Starkey’s senior leadership team to develop and execute the company’s commercial strategy. Previously, he spent more than nine years at Medtronic in roles of increasing responsibility, concluding with his service as Divisional Chief Financial Officer of the Lung Health business from May 2015 to August 2019.  Mr. MacCourt also has an extensive consulting background primarily at PricewaterhouseCoopers, where he held management roles in both financial process improvement and business analytics. Mr. MacCourt started his career at Procter & Gamble and then ConAgra Foods, where he held Financial Analyst, Cost Analyst and Business Analyst positions. Mr. MacCourt graduated from Drake University with a joint degree in Accounting/Finance, and is a Certified Public Accountant (CPA), a CFA charterholder, and a Certified Management Accountant (CMA).

Code of Ethics

Our Board annually reviews and approves revisions to our Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all employees, directors, and officers, including the Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Code of Ethics was updated in May 2020 and is available in the “Investor Relations” section of our website at www.smartvest.com. We intend to disclose on our website any amendment to or waiver from any provision of the Code of Ethics that applies to our Chief Executive Officer or our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and that relates to any element of the Code of Ethics identified in Item 406(b) of Regulation S-K, as promulgated by the SEC. Such disclosure will be provided promptly following the date of the amendment or waiver.

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

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of June 30, 2021 and 2020

●	Statements of Operations for the years ended June 30, 2021 and 2020

●	Statements of Shareholders’ Equity for the years ended June 30, 2021 and 2020

●	Statements of Cash Flows for the years ended June 30, 2021 and 2020

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

Exhibit
Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019)	Incorporated by Reference
10.1	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2011)*	Incorporated by Reference
10.2	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)*	Incorporated by Reference
10.3	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.4	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference

Exhibit
Number	Description	Method of Filing
10.5	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.6	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.7	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed December 4, 2017)*	Incorporated by Reference
10.8	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended June 30, 2018)*	Incorporated by Reference
10.9	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.10	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended June 30, 2018)*	Incorporated by Reference
10.11	Non-Competition, Non-Solicitation and Confidentiality Agreement with Kathleen Skarvan dated effective December 1, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2012)*	Incorporated by Reference
10.12	Amended and Restated Employment Agreement with Kathleen Skarvan dated as of December 2, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 6, 2019)*	Incorporated by Reference
10.13	Employment Agreement with Michael J. MacCourt dated as of May 7, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2020)*	Incorporated by Reference
10.14	Business Loan Agreement with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.15	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.16	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 16, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2020)	Incorporated by Reference
10.17	Description of Fiscal Year 2021 Officer Bonus Plan (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended June 30, 2020)*	Incorporated by Reference
10.18	Description of Fiscal Year 2022 Officer Bonus Plan*	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

Exhibit
Number	Description	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

*	Management compensatory contract or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: August 24, 2021	By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathleen S. Skarvan	President, Chief Executive Officer and Director	August 24, 2021
Kathleen S. Skarvan	(principal executive officer)

/s/ Michael J. MacCourt	Chief Financial Officer	August 24, 2021
Michael J. MacCourt	(principal financial and accounting officer)

*	Chairman and Director	August 24, 2021
Stephen H. Craney

*	Director	August 24, 2021
Stan K. Erickson

*	Director	August 24, 2021
Gregory J. Fluet

*	Director	August 24, 2021
Lee A. Jones

*	Director	August 24, 2021
Andrea M. Walsh

*	Director	August 24, 2021
George H. Winn

*

The undersigned, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan
Attorney-in-Fact