Form 10-Q
period 2021-09-30
Electromed, Inc.
filed 2021-11-09
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to . Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,569,639 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 5, 2021.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2021	June 30, 2021
	(Unaudited)
Assets
Current Assets
Cash	$10,980,000	$11,889,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	18,363,000	17,032,000
Contract assets	319,000	393,000
Inventories	2,023,000	2,114,000
Prepaid expenses and other current assets	531,000	276,000
Income tax receivable	210,000	-
Total current assets	32,426,000	31,704,000
Property and equipment, net	3,717,000	3,605,000
Finite-life intangible assets, net	621,000	663,000
Other assets	119,000	88,000
Deferred income taxes	1,017,000	1,049,000
Total assets	$37,900,000	$37,109,000

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$69,000	$33,000
Accounts payable	1,261,000	685,000
Accrued compensation	2,019,000	2,474,000
Income tax payable	-	288,000
Warranty reserve	930,000	940,000
Other accrued liabilities	530,000	219,000
Total current liabilities	4,809,000	4,639,000
Other long-term liabilities	50,000	54,000
Total liabilities	4,859,000	4,693,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,569,639 and 8,533,209 shares issued and outstanding, as of September 30, 2021 and June 30, 2021, respectively	86,000	85,000
Additional paid-in capital	17,594,000	17,409,000
Retained earnings	15,361,000	14,922,000
Total shareholders’ equity	33,041,000	32,416,000
Total liabilities and shareholders’ equity	$37,900,000	$37,109,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2021	2020

Net revenues	$10,001,000	$8,004,000
Cost of revenues	2,300,000	1,856,000
Gross profit	7,701,000	6,148,000

Operating expenses
Selling, general and administrative	6,787,000	5,004,000
Research and development	376,000	481,000
Total operating expenses	7,163,000	5,485,000
Operating income	538,000	663,000

Interest income, net	9,000	9,000
Net income before income taxes	547,000	672,000

Income tax expense	108,000	137,000
Net income	$439,000	$535,000

Income per share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

Weighted-average common shares outstanding:
Basic	8,559,219	8,550,524
Diluted	8,884,493	8,964,937

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$439,000	$535,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	106,000	132,000
Amortization of finite-life intangible assets	52,000	32,000
Share-based compensation expense	249,000	191,000
Deferred income taxes	32,000	55,000
Changes in operating assets and liabilities:
Accounts receivable	(1,331,000)	(684,000)
Contract assets	74,000	103,000
Inventories	91,000	27,000
Prepaid expenses and other assets	(186,000)	(114,000)
Income tax receivable	(498,000)	44,000
Accounts payable and accrued liabilities	396,000	501,000
Net cash (used in) provided by operating activities	(576,000)	822,000

Cash Flows From Investing Activities
Investment in property and equipment	(225,000)	(16,000)
Investment in finite-life intangible assets	(45,000)	(66,000)
Net cash used in investing activities	(270,000)	(82,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	1,000	-
Taxes paid on net share settlement of stock option exercises	(64,000)	(76,000)
Net cash used in financing activities	(63,000)	(76,000)
Net (decrease) increase in cash	(909,000)	664,000
Cash
Beginning of period	11,889,000	10,479,000
End of period	$10,980,000	$11,143,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2020	8,567,834	$86,000	$16,480,000	$13,684,000	$30,250,000
Net income	–	–	–	535,000	535,000
Issuance of restricted stock	19,090	–	–	–	–
Issuance of common stock upon exercise of options	19,256	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(120,000)	–	(120,000)
Share-based compensation expense	–	–	191,000	–	191,000
Balance at September 30, 2020	8,606,180	$86,000	$16,551,000	$14,219,000	$30,856,000

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000
Net income	–	–	–	439,000	439,000
Issuance of restricted stock	25,900	–	–	–	–
Issuance of common stock upon exercise of options	10,530	1,000	–	–	1,000
Taxes paid on stock options exercised on a net basis	–	–	(64,000)	–	(64,000)
Share-based compensation expense	–	–	249,000	–	249,000
Balance at September 30, 2021	8,569,639	$86,000	$17,594,000	$15,361,000	$33,041,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were approximately $112,000 and $84,000 for the three months ended September 30, 2021 and 2020, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“fiscal 2021”).

Impacts of COVID-19 on the Company’s business:

The impact of the COVID-19 pandemic on the Company’s business remains uncertain, and its effects on its operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas where the Company operates or in which its patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development and distribution of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to predict with confidence the likely impact of the COVID-19 pandemic on its future operations. For a more detailed discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive was 110,752 and 48,500 for the three months ended September 30, 2021 and 2020, respectively.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended September 30,
	2021	2020
Home Care	$9,284,000	$7,464,000
Institutional	449,000	278,000
Home Care Distributor	156,000	178,000
International	112,000	84,000
Total	$10,001,000	$8,004,000

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended September 30,
	2021	2020
Commercial	$3,784,000	$2,726,000
Medicare	5,176,000	4,383,000
Medicaid	174,000	188,000
Other	150,000	167,000
Total	$9,284,000	$7,464,000

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into three main types, distinguished by differences in the timing of transfer of control and timing of payments:

●

Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within 30 days.

●

Wrap usage agreements – Under these transactions, the Company provides a generator device at no cost to the hospital in return for a fixed annual commitment to purchase disposable wraps.  These agreements are cancellable by either party with a 60-day notice period. If cancelled by the customer, generator is returned to the Company, where it can be refurbished and used again at a later date. Revenue for the disposable wraps is recognized as revenue when control transfers to the customer.

●

Rental – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the three months ended September 30, 2021  and 2020 was approximately $1,000 and approximately zero, respectively.

International market. Sales to international markets are made directly to a number of independent distributors at fixed contract prices that are not subject to further adjustments for variable consideration. Transfer of control of the products occurs upon shipment or delivery to the distributor, as applicable.

Product warranty. The Company offers warranties on its products. These warranties are assurance-type warranties not sold on a standalone basis or are otherwise considered immaterial in the context of the contract, and therefore are not considered distinct performance obligations under ASC 606. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	September 30, 2021	June 30, 2021
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$18,363,000	$17,032,000
Contract assets	$319,000	$393,000

Significant changes in contract assets during the period are as follows:

	Three Months Ended September 30, 2021	Fiscal Year Ended June 30, 2021
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$393,000	$903,000
Reclassification of contract assets to accounts receivable	(222,000)	(1,551,000)
Contract assets recognized	187,000	1,060,000
Decrease as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(39,000)	(19,000)
Contract assets, ending	$319,000	$393,000

Note 3. Inventories

The components of inventory were as follows:

	September 30, 2021	June 30, 2021
Parts inventory	$1,591,000	$1,779,000
Work in process	104,000	23,000
Finished goods	438,000	445,000
Estimated inventory to be returned	190,000	167,000
Less: Reserve for obsolescence	(300,000)	(300,000)
Total	$2,023,000	$2,114,000

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

Changes in the Company’s warranty liability were approximately as follows:

Accrual for products sold
	Three Months Ended September 30, 2021	Fiscal Year Ended June 30, 2021
Warranty reserve, beginning	$940,000	$740,000
Accrual for products sold	18,000	354,000
Expenditures and costs incurred for warranty claims	(28,000)	(154,000)
Warranty reserve, ending	$930,000	$940,000

Note 5. Income Taxes

Income tax expense was estimated at approximately $108,000, and the effective tax rate was 19.7% for the three months ended September 30, 2021. Estimated income tax expense for the three months ended September 30, 2021 includes a discrete current tax benefit of approximately $20,000 related to the exercise of stock options.

Income tax expense was estimated at approximately $137,000, and the effective tax rate was 20.4% for the three months ended September 30, 2020. Estimated income tax expense for the three months ended September 30, 2020 included a discrete current tax benefit of approximately $39,000 related to the exercise of stock options.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. Effective December 18, 2020, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2021, or June 30, 2021. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at September 30, 2021) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2021, if not renewed. At September 30, 2021, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 of the Company’s Annual Report on Form 10-K for fiscal 2021. Share-based compensation expense was approximately $249,000 and $191,000 for the three months ended September 30, 2021 and 2020, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements  of Operations. As of September 30, 2021, approximately $1,275,000 of total unrecognized compensation expense related to non- vested equity awards was expected to be recognized over a weighted-average period of approximately 0.9 years.

Stock Options

Stock option transactions during the three months ended September 30, 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2021	468,049	$4.98
Granted	70,800	$11.40
Exercised	(25,334)	$5.44
Cancelled or Forfeited	(11,331)	$10.82
Outstanding at September 30, 2021	502,184	$5.73

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended September 30, 2021	Fiscal Year Ended June 30, 2021
Risk-free interest rate	0.93-1.07%	0.31-0.59%
Expected term (years)	6	6
Expected volatility	338%	283-335%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2021, the weighted average remaining contractual term for all outstanding stock options was 6.0 years and the aggregate intrinsic value of the options was $2,741,000. Outstanding at September 30, 2021 were 502,184 stock options issued to employees, of which 418,638 were vested and exercisable and had an aggregate intrinsic value of $2,734,000.

Restricted Stock

During the three months ended September 30, 2021, the Company issued restricted stock awards to employees totaling 25,900 shares of common stock, with a vesting term of three years and a weighted average fair value of $11.35 per share. There were 51,403 shares of unvested restricted stock with a weighted average fair value of $11.80 per share  as of September 30, 2021.

Note 8. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

On September 8, 2021, a state court putative class action lawsuit was filed in Minnesota against the Company asserting injury resulting from the previously announced data breach that impacted the Company’s customer protected health information and employee personal information and seeking compensatory damages, equitable relief, and attorneys’ fees and costs. On October 6, 2021, the proceeding was removed to the District of Minnesota. The Company believes the plaintiff was not injured as a result of the data privacy incident and, as a result, their claims are without merit. The Company expects to vigorously defend the lawsuit; however, it is currently unable to determine the ultimate outcome or potential exposure to loss, if any.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“fiscal 2021”).

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Note 1 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2021.

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

Impacts of COVID-19 on Our Business and Operations

In March 2020, the World Health Organization designated COVID-19 as a global pandemic, and the U.S. Department of Health and Human Services designated COVID-19 as a public health emergency. The impact of the COVID-19 pandemic on our business remains uncertain, and its effects on our operational and financial performance will depend in part on future developments, which cannot be reasonably estimated at this time. Such future developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic in geographic areas in which we operate or in which our patients live, actions taken to contain or mitigate its impact, the impact on governmental healthcare programs and budgets, the development and distribution of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and evolving situation, we are unable to predict with confidence the likely impact of the COVID-19 pandemic on our future operations.

During the first quarter of our fiscal year ending June 30, 2022 (“fiscal 2022”), we experienced a reduction in the number of clinics allowing face-to-face access by our sales team as the number of infections relating to the delta variant of COVID-19 increased throughout most regions of the United States and hospitals implemented additional safety protocols. Our sales team continued to utilize a hybrid sales process of virtual and face-to-face clinician interaction with strict adherence to specific clinic and healthcare system safety protocols, which we believe allowed them to drive stronger referral growth compared to the prior-year period.

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue during the remainder of fiscal 2022. Our home care and institutional revenue for the three months ended September 30, 2021 has increased as compared to the three months ended September 30, 2020; however, if COVID-19 infection rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, then such measures could have a material adverse effect on our business.

We have observed some minor changes to our supply chain timelines and increased raw material and shipping costs during the most recent quarter, but we have not experienced any material adverse impacts on our supply chain or product costs at this time. It is possible the COVID-19 pandemic could have an adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures that other businesses and applicable governments are taking. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

We have also taken measures to ensure the safety of our employees and to comply with applicable governmental orders. We consider our business to be essential under applicable governmental orders, primarily due to our role in manufacturing and supplying needed medical devices to patients with respiratory-related issues and have therefore continued to operate during the government restrictions put in place in response to the pandemic.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers became effective on  March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory-related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived while the waiver is in place. The CMS waiver was recently extended in conjunction with the extension of the federal public health emergency for an additional 90-day period beginning October 15, 2021.

The Company continues to evaluate the scope and application of existing, pending and potential COVID-19 vaccination mandates and their potential impacts on our future financial condition and results of operations.

In September 2021, President Biden announced a proposed new regulation requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to obtain a negative COVID-19 test at least once per week. The Department of Labor’s Occupational Safety and Health Administration has been charged with drafting an emergency temporary standard implementing this announced directive. As a company with more than 100 employees, we expect to be subject to the regulation. It remains unclear when the regulation may take effect, if the vaccination mandate will apply to all employees or only employees who work in office environments, how compliance will be documented, and what standards will apply with respect to any vaccination or testing options or exceptions.

Additionally, in September 2021 President Biden signed an executive order directing executive departments and agencies to include a clause in all covered federal contracts to comply with guidance issued by the Safer Federal Workforce Task Force, which requires, among other things, covered federal contractor employees, including employees working remotely related to federal contracts, to be fully vaccinated by December 8, 2021, unless the employee is entitled to an accommodation. As a federal contractor to the Department of Veterans Affairs Federal Supply Schedule (“Veterans Administration”), we are subject to this regulation.  Approximately $557,000, or 1.6%, of our fiscal 2021 total revenues, were attributable to the Veterans Administration, and we intend to leverage that business as a future growth opportunity; approximately 19 million U.S. veterans were served by the Veterans Administration healthcare system in calendar year 2020.

It is currently not possible to predict with certainty the specific quantitative or operational impacts existing or future vaccination requirements may have on our operations, including potential employee attrition. We anticipate achieving compliance with any applicable requirements, but we cannot be certain that all personnel will agree to required vaccinations or otherwise qualify for permissible accommodations. We are working to identify potential at-risk roles to minimize potential business disruption. If we were to lose employees, it could impact our ability to meet customer demand and have an adverse effect on future revenues and costs, which could be material. Accordingly, the pending and proposed new regulations could have a material adverse effect on our business and results of operations.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2021 and 2020 are summarized in the table below (dollar amounts in thousands).

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Home care	$9,284,000	$7,464,000	$1,820,000	24.4%
Institutional	449,000	278,000	171,000	61.5%
Home care distributor	156,000	178,000	(22,000)	(12.4%	)
International	112,000	84,000	28,000	33.3%
Total	$10,001,000	$8,004,000	$1,997,000	25.0%

Home care revenue. Home care revenue for the three months ended September 30, 2021 was approximately $9,284,000, representing an increase of approximately $1,820,000, or 24.4%, compared to the same period in fiscal 2021.  The increase was primarily due to an increase in referrals and approvals. The increase in referrals was due to increased productivity from existing sales representatives, an increase in direct sales representatives, the sales team adapting to a hybrid virtual and face-to-face selling model implemented to combat clinic access limitations due to the COVID-19 pandemic, and continued benefits of the CMS waiver on the non-commercial Medicare portion of our home care revenue.

The CMS waiver continues to benefit the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the expected return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate the impact of a CMS waiver expiration, which is currently effective until January 2022.

Institutional revenue. Institutional revenue for the three months ended September 30, 2021 was approximately $449,000, representing an increase of approximately $171,000, or 61.5%, compared to the same period in fiscal 2021. The increase in the current year period was due to increased capital purchases and stronger disposable volumes compared to the prior year period, as hospitals resumed utilization of HFCWO protocols, after reducing utilization early in the COVID-19 pandemic.

Home care distributor revenue. Home care distributor revenue for the three months ended September 30, 2021 was approximately $156,000, representing a decrease of approximately $22,000, or 12.4%, compared to the same period in fiscal 2021. We began selling to a limited number of home medical equipment distributors during fiscal 2020, who in turn sell our SmartVest System in the U.S. home care market.

International revenue. International revenue for the three months ended September 30, 2021 was approximately $112,000, representing an increase of approximately $28,000, or 33.3%, compared to the same period in fiscal 2021. International sales are affected by the timing of international distributor purchases which can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to approximately $7,701,000, or 77.0% of net revenues, for the three months ended September 30, 2021, from approximately $6,148,000, or 76.8% of net revenues, in the same period in fiscal 2021. The increase in gross profit dollars for the three months ended September 30, 2021 was primarily due to stronger home care revenue. The increase in gross profit percentage was primarily due to favorable revenue mix, partially offset by increased raw material and shipping costs.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were approximately $6,787,000 for the three months ended September 30, 2021, representing an increase of approximately $1,783,000, or 35.6%, compared to the same period in the prior year.

Payroll and compensation-related expenses were approximately $4,015,000 for the three months ended September 30, 2021, representing an increase of approximately $716,000, or 21.7%, compared to the same period in the prior year. The increase in the current year period was due to a higher average number of employees in sales and marketing roles, increased commissions on higher home care revenue, two separate merit increases, including a December 2020 merit increase that was originally delayed from the normal July 2020 timing, and increased health insurance costs. Field sales employees totaled 51 at the end of Q1 FY 2022, 41 of which were direct sales representatives, compared to 42 field sales employees and 35 direct sales representatives at the end of Q1 FY 2021.

Travel, meals and entertainment expenses were approximately $641,000 for the three months ended September 30, 2021, representing an increase of approximately $277,000 or 76.1%, compared to the same period in the prior year. The increase in the current year period was primarily due to our sales representatives resuming closer-to-normal levels of travel compared to the COVID-19 driven travel restrictions in the prior year, and a national sales meeting that was held in the current fiscal quarter but was not held in the prior year due to COVID-19.

Total discretionary marketing expenses were approximately $153,000 for the three months ended September 30, 2021, representing a decrease of approximately $36,000, or 19.0%, compared to the same period in the prior year. The decrease in the current year period was primarily due to a shift to more cost-effective direct-to-consumer marketing investments.

Professional fees for the three months ended September 30, 2021 were approximately $1,111,000, an increase of approximately $657,000, or 144.7%, compared to the same period in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase in the current year period was primarily due to increased costs related to shareholder activism, which concluded with a cooperation agreement that became effective in September 2021. Shareholder activism related costs primarily consisted of communication firm consulting fees, legal cost, settlement costs and proxy solicitation fees. We also continued to make key investments in our systems infrastructure, including investments in our ERP system, enhancements to our customer relationship management system, and further optimization of the revenue cycle management system that was implemented in June 2021. We expect to make continued investments in our systems infrastructure over the next year, which we expect will result in more efficient and scalable operational processes and provide enhanced analytics to drive business performance.

Research and development expenses. Research and development (“R&D”) expenses were approximately $376,000 for the three months ended September 30, 2021, representing a decrease of approximately $105,000 compared to the same period in the prior year. The decrease in the current year period was primarily due to reduced professional services costs associated with our next generation platform development. R&D expenses for the three months ended September 30, 2021 were 3.8% of revenue compared to 6.0% of revenue for the same period in the prior year.

Interest income, net

Net interest income for the three months ended September 30, 2021 was approximately $9,000, which was essentially flat compared to the prior year period. Interest earned on our cash balance remains at a historically low rate.

Income tax expense

Income tax expense was estimated at $108,000 and $137,000 and the effective tax rate was 19.7% and  20.4% for the three months ended September 30, 2021 and 2020, respectively. Estimated income tax expense for the three months  ended September 30, 2021 included a $20,000 discrete tax benefit related to the exercise of stock options. The net impact of this discrete event decreased the estimated effective tax rates by 3.7% during the three months ended September 30, 2021. The income tax expense for the three months ended September 30, 2020 includes a discrete tax benefit of $39,000 related to the exercise of stock options.

Net income

Net income for the three months ended September 30, 2021 was approximately $439,000 compared to approximately $535,000 for the same period in the prior year. The decrease in the current year period was primarily due to costs related to the shareholder activism matter and increased investment in SG&A, partially offset by stronger revenue performance.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2021, net cash used by operating activities was approximately $576,000. Cash flows provided by operating activities consisted of net income of approximately $439,000, an increase in accounts payable and accrued liabilities of $396,000, non-cash expenses of $439,000, a decrease in contract assets of $74,000, and a decrease in inventory of $91,000. These cash flows from operating activities were offset by an increase in accounts receivable of $1,331,000, an increase in prepaid expenses and other assets of $186,000, and an increase in income tax receivable of $498,000. The increase in accounts receivable was primarily due to an increase in the Medicare portion of our home care business, which has a 13-month payment cycle.

Cash Flows from Investing Activities

For the three months ended September 30, 2021, cash used in investing activities was approximately $270,000. Cash used in  investing activities consisted of approximately $225,000 in investments in property and equipment primarily for our next generation platform, and approximately $45,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2021, cash used in financing activities was approximately $63,000, which consisted of taxes  paid on net share settlements of stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, IT infrastructure projects, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $27,617,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2022.

Effective December 18, 2020, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at September 30, 2021) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2021 or June 30, 2021. The amount eligible  for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2021, if not renewed. At September 30, 2021, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the three months ended September 30, 2021 and 2020, we spent approximately $225,000 and $16,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with available working capital, cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

●	the competitive nature of our market;
●	changes to Medicare, Medicaid, or private insurance reimbursement policies;
●	supply chain disruptions that limit our ability to produce and deliver our products to patients;
●	changes to state and federal health care laws;
●	changes affecting the medical device industry;
●	our ability to develop new sales channels for our products such as the home care distributor channel;
●	our need to maintain regulatory compliance and to gain future regulatory approvals and clearances;
●	new drug or pharmaceutical discoveries;
●	general economic and business conditions;
●	our ability to renew our line of credit or obtain additional credit as necessary;
●	our ability to protect and expand our intellectual property portfolio;
●	the risks associated with expansion into international markets;
●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats; and
●	the risks associated with our planned sales force expansion.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2021. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

The disclosure regarding legal proceedings set forth in Note 8 to our unaudited Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2021, our Board of Directors approved a stock repurchase authorization. Under the authorization, we may repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of shares of our common stock for three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	$1,876,000
August 1 to August 30	—	$—	—	$1,876,000
September 1 to September 30	—	$—	—	$1,876,000
Total	—	$—	—

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

10.1

Cooperation Agreement, dated September 24, 2021, by and among Electromed, Inc. and Summers Value Partners LLC and certain of its affiliates signatory thereto (incorporated by  reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2021)

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows,

(iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 9, 2021	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	November 9, 2021	/s/ Michael J. MacCourt
Michael J. MacCourt, Chief Financial Officer (principal financial officer and principal accounting officer)