Form 10-Q
period 2021-12-31
Electromed, Inc.
filed 2022-02-08
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

There were 8,533,339 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 4, 2022.

Electromed, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2021	June 30, 2021
	(Unaudited)
Assets
Current Assets
Cash	$10,470,000	$11,889,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	19,114,000	17,032,000
Contract assets	282,000	393,000
Inventories	1,790,000	2,114,000
Prepaid expenses and other current assets	716,000	276,000
Income tax receivable	78,000	-
Total current assets	32,450,000	31,704,000
Property and equipment, net	4,027,000	3,605,000
Finite-life intangible assets, net	617,000	663,000
Other assets	98,000	88,000
Deferred income taxes	1,012,000	1,049,000
Total assets	$38,204,000	$37,109,000

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of other long-term liabilities	$51,000	$33,000
Accounts payable	1,295,000	685,000
Accrued compensation	2,061,000	2,474,000
Income tax payable	-	288,000
Warranty reserve	940,000	940,000
Other accrued liabilities	323,000	219,000
Total current liabilities	4,670,000	4,639,000
Other long-term liabilities	47,000	54,000
Total liabilities	4,717,000	4,693,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,533,339 and 8,533,209 shares issued and outstanding, respectively	85,000	85,000
Additional paid-in capital	17,865,000	17,409,000
Retained earnings	15,537,000	14,922,000
Total shareholders’ equity	33,487,000	32,416,000
Total liabilities and shareholders’ equity	$38,204,000	$37,109,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenues	$10,248,000	$9,496,000	$20,249,000	$17,500,000
Cost of revenues	2,368,000	1,971,000	4,668,000	3,827,000
Gross profit	7,880,000	7,525,000	15,581,000	13,673,000

Operating expenses
Selling, general and administrative	6,475,000	5,435,000	13,262,000	10,439,000
Research and development	329,000	507,000	705,000	989,000
Total operating expenses	6,804,000	5,942,000	13,967,000	11,428,000
Operating income	1,076,000	1,583,000	1,614,000	2,245,000
Interest income, net	6,000	10,000	15,000	19,000
Net income before income taxes	1,082,000	1,593,000	1,629,000	2,264,000

Income tax expense	244,000	389,000	352,000	526,000

Net income	$838,000	$1,204,000	$1,277,000	$1,738,000

Income per share:

Basic	$0.10	$0.14	$0.15	$0.20

Diluted	$0.10	$0.13	$0.15	$0.19

Weighted-average common shares outstanding:
Basic	8,478,394	8,570,313	8,501,041	8,560,590
Diluted	8,760,946	8,924,861	8,788,194	8,926,182

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$1,277,000	$1,738,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	221,000	250,000
Amortization of finite-life intangible assets	79,000	65,000
Share-based compensation expense	526,000	430,000
Deferred income taxes	37,000	77,000
Changes in operating assets and liabilities:
Accounts receivable	(2,082,000)	(2,454,000)
Contract assets	111,000	206,000
Inventories	334,000	490,000
Prepaid expenses and other assets	(265,000)	8,000
Income tax receivable	(366,000)	186,000
Accounts payable and accrued liabilities	22,000	495,000
Net cash (used in) provided by operating activities	(106,000)	1,491,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(511,000)	(54,000)
Expenditures for finite-life intangible assets	(69,000)	(90,000)
Net cash used in investing activities	(580,000)	(144,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	-	46,000
Taxes paid on net share settlement of stock option exercises	(70,000)	(130,000)
Repurchase of common stock	(663,000)	-
Net cash used in provided by financing activities	(733,000)	(84,000)
Net (decrease) increase in cash	(1,419,000)	1,263,000

Cash
Beginning of period	11,889,000	10,479,000
End of period	$10,470,000	$11,742,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2020	8,567,834	$86,000	$16,480,000	$13,684,000	$30,250,000

Net income	-	-	-	535,000	535,000
Issuance of restricted stock	19,090	-	-	-	-
Issuance of common stock upon exercise of options	19,256	-	-	-	-
Taxes paid on stock options exercised on a net basis	-	-	(120,000)	-	(120,000)
Share-based compensation expense	-	-	191,000	-	191,000
Balance at September 30, 2020	8,606,180	86,000	16,551,000	14,219,000	30,856,000

Net income	-	-	-	1,204,000	1,204,000
Issuance of restricted stock	18,000	-	-	-	-
Issuance of common stock upon exercise of options	10,865	-	46,000	-	46,000
Taxes paid on stock options exercised on a net basis	-	-	(10,000)	-	(10,000)
Share-based compensation expense	-	-	239,000	-	239,000
Balance at December 31, 2020	8,635,045	$86,000	$16,826,000	$15,423,000	$32,335,000

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000

Net income	-	-	-	439,000	439,000
Issuance of restricted stock	25,900	-	-	-	-
Issuance of common stock upon exercise of options	10,530	1,000	-	-	1,000
Taxes paid on stock options exercised on a net basis	-	-	(64,000)	-	(64,000)
Share-based compensation expense	-	-	249,000	-	249,000
Balance at September 30, 2021	8,569,639	86,000	17,594,000	15,361,000	33,041,000

Net income	-	-	-	838,000	838,000
Issuance of restricted stock	18,000	-	-	-	-
Issuance of common stock upon exercise of options	1,387	-	-	-	-
Taxes paid on stock options exercised on a net basis	-	-	(6,000)	-	(6,000)
Share-based compensation expense	-	-	277,000	-	277,000
Repurchase of common stock	(55,687)	(1,000)	-	(662,000)	(663,000)
Balance at December 31, 2021	8,533,339	$85,000	$17,865,000	$15,537,000	$33,487,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Interim Financial Reporting

Basis of presentation: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were $236,000 and $221,000 for the six months ended December 31, 2021 and 2020, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 108,044 and 46,800 for the three months ended December 31, 2021 and 2020, respectively, and were 112,170 and 46,800 for the six months ended December 31, 2021 and 2020, respectively.

Note 2. Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including non-cash consideration, consideration paid or payable from customers and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under Performance obligations and transaction price.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Home care	$9,404,000	$8,903,000	$18,688,000	$16,366,000
Institutional	333,000	309,000	782,000	587,000
Home care distributor	387,000	149,000	543,000	326,000
International	124,000	135,000	236,000	221,000
Total	$10,248,000	$9,496,000	$20,249,000	$17,500,000

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Commercial	$3,595,000	$3,375,000	$7,380,000	$6,101,000
Medicare	5,400,000	5,219,000	10,576,000	9,602,000
Medicaid	242,000	165,000	417,000	353,000
Other	167,000	144,000	315,000	310,000
Total	$9,404,000	$8,903,000	$18,688,000	$16,366,000

Revenues in the Company’s home care, home care distributor, and international markets are recognized at a point-in-time when control passes to the customer upon product shipment or delivery. Revenues in the Company’s institutional market include sales recognized at a point-in-time upon shipment or delivery as well as revenues recognized over time under operating leases.

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

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all home care agreements as transferring control to the patient upon shipment or delivery, in spite of possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For home care sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point-in-time revenue recognition. Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

The Company often receives payment from third-party payers for SmartVest System sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist because the purpose of such terms is not to provide financing to the patient, the payer or the Company. Rather, the extended payment terms are mandated by the government or commercial insurance programs; the fundamental purpose of which is to avoid paying the full purchase price of equipment that may potentially be used by the patient for only a short period of time.

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into three main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually 30 days.

●	Wrap usage agreements – Under these transactions, the Company provides a generator device at no cost to the hospital in return for a fixed annual commitment to purchase disposable wraps. These agreements are cancellable upon at least sixty days prior written notice by either party. If cancelled, the generator is returned to the Company, where it can be refurbished and used again at a later date. Revenue for the disposable wraps is recognized when control transfers to the customer.

●	Rental – Under these transactions, the customer obtains a right to use the product for a period of time in exchange for consideration as usage occurs. These transactions are treated as operating leases and revenue is recognized ratably over the applicable rental period. Lease revenue recognized during the three months ended December 31, 2021 and 2020 was $2,000 and zero, respectively, and was $3,000 and zero for the six months ended December 31, 2021 and 2020, respectively.

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

Contract balances. The following table provides information about accounts receivable and contract assets from contracts with customers:

	December 31, 2021	June 30, 2021
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$19,114,000	$17,032,000
Contract assets	$282,000	$393,000

Significant changes in contract assets during the period are as follows:

	Six Months Ended December 31, 2021	Fiscal Year Ended June 30, 2021
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$393,000	$903,000
Reclassification of contract assets to accounts receivable	(206,000)	(1,551,000)
Contract assets recognized	155,000	1,060,000
Decrease as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(60,000)	(19,000)
Contract assets, ending	$282,000	$393,000

Note 3. Inventories

The components of inventory were as follows:

	December 31, 2021	June 30, 2021
Parts inventory	$1,392,000	$1,779,000
Work in process	82,000	23,000
Finished goods	432,000	445,000
Estimated inventory to be returned	161,000	167,000
Less: Reserve for obsolescence	(277,000)	(300,000)
Total	$1,790,000	$2,114,000

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

Changes in the Company’s warranty liability were as follows:

	Six Months Ended December 31, 2021	Fiscal Year Ended June 30, 2021
Warranty reserve, beginning	$940,000	$740,000
Accrual for products sold	83,000	354,000
Expenditures and costs incurred for warranty claims	(83,000)	(154,000)
Warranty reserve, ending	$940,000	$940,000

Note 5. Income Taxes

Income tax expense was estimated at $244,000 and $352,000 and the effective tax rate was 22.6% and 21.6% for the three and six months ended December 31, 2021, respectively. Estimated income tax expense for the three and six months ended December 31, 2021 includes a discrete tax benefit of $1,000 and $21,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $389,000 and $526,000 and the effective tax rate was 24.4% and 23.2% for the three and six months ended December 31, 2020, respectively. Estimated income tax expense for the three and six months ended December 31, 2020 includes a discrete tax expense of $7,000 and a discrete tax benefit of $32,000, respectively, related to the exercise of stock options.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit. Effective December 17, 2021, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2021, or June 30, 2021. Interest on borrowings under the line of credit, if any, accrues at the prime rate (3.25% at December 31, 2021) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2023, if not renewed. At December 31, 2021, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and nonfinancial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2021. Share-based compensation expense was $526,000 and $430,000 for the six months ended December 31, 2021 and 2020, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the six months ended December 31, 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at June 30, 2021	468,049	$4.98
Granted	70,800	$11.40
Exercised	(28,667)	$5.45
Cancelled or Forfeited	(15,866)	$11.30
Outstanding at December 31, 2021	494,316	$5.67

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2021	Fiscal Year Ended June 30, 2021
Risk-free interest rate	0.93% - 1.07%	0.31 - 0.59%
Expected term (years)	6	6
Expected volatility	338%	283-335%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2021, the weighted average remaining contractual term for all outstanding stock options was 5.8 years and the aggregate intrinsic value of the options was $3,691,455. Outstanding at December 31, 2021 were 494,316 stock options issued to employees, of which 379,141 were vested and exercisable and had an aggregate intrinsic value of $3,397,122. As of December 31, 2021, $709,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock

During the six months ended December 31, 2021, the Company issued restricted stock awards to employees totaling 25,900 shares of common stock, with a vesting term of three years and a weighted average fair value of $11.35 per share and to directors totaling 18,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $12.09 per share. As of December 31, 2021, there were 69,403 shares of unvested restricted stock with a weighted average fair value of $11.87 per share outstanding. As of December 31, 2021, $498,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.5 years.

Note 8. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

On September 8, 2021, a state court putative class action lawsuit was filed in Minnesota against the Company asserting injury resulting from the previously announced data breach that impacted the Company’s customer protected health information and employee personal information and seeking compensatory damages, equitable relief and attorneys’ fees and costs. On October 6, 2021, the proceeding was removed to the District of Minnesota. The Company believes the plaintiff was not injured as a result of the data privacy incident, and, as a result, the claims are without merit. Accordingly, on November 11, 2021, the Company moved to dismiss the complaint in its entirety, and the hearing on such motion is currently set for March 2022. The Company expects to continue to vigorously defend the lawsuit; however, it is currently unable to determine the ultimate outcome or potential exposure to loss, if any.

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

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations (“HMOs”), state Medicaid systems and the federal Medicare system, which we believe is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code (E0483) for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis) or any one of certain enumerated neuromuscular diseases, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

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

During the second quarter of our fiscal year ending June 30, 2022 (“fiscal 2022”), we continued to experience a reduction in the number of clinics allowing face-to-face access by our sales team as the number of infections relating to the Omicron variant of COVID-19 increased throughout most regions of the United States, and hospitals implemented additional safety protocols. Our sales team continued to utilize a hybrid sales process of virtual and face-to-face clinician interaction with strict adherence to specific clinic and healthcare system safety protocols, which we believe allowed them to drive stronger referral growth compared to the prior-year period.

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue during the remainder of fiscal 2022. Our home care and institutional revenue for the three months ended December 2021 has increased as compared to the three months ended December 2020; however, if COVID-19 infection rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, then such measures could have a material adverse effect on our business.

We have observed increased changes to our supply chain timelines and increased raw material and shipping costs during the most recent quarter, but we have not experienced any disruptions that impacted product availability for our customers. We anticipate that raw material costs will increase in future quarters primarily relating to electronic components but may extend to other components. It is possible the COVID-19 pandemic could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

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

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers became effective on March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory-related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory-related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived while the waiver is in place. The CMS waiver was recently extended in conjunction with the extension of the federal public health emergency for an additional 90-day period beginning January 16, 2022.

The Company continues to evaluate the scope and application of existing, pending and potential COVID-19 vaccination mandates and their potential impacts on our future financial condition and results of operations.

In September 2021, President Joe Biden signed an executive order directing executive departments and agencies to include a clause in all covered federal contracts to comply with guidance issued by the Safer Federal Workforce Task Force, which requires, among other things, covered federal contractor employees, including employees working remotely related to federal contracts, to be fully vaccinated by December 8, 2021, unless the employee is entitled to an accommodation. As a federal contractor to the U.S. Department of Veterans Affairs Federal Supply Schedule (“Veterans Administration”), we are subject to this regulation. In fiscal 2021, $557,000, or 1.6% of our total revenues, were attributable to the Veterans Administration, and we intend to leverage that business as a future growth opportunity; approximately 19 million U.S. veterans were served by the Veterans Administration healthcare system in calendar year 2020.

During the three-month period ended December 2021, we conducted a review process to ensure that we fully comply with the Safer Federal Workforce Task Force regulations. Through a concerted effort to increase vaccination rates among our workforce, we were able to achieve compliance with such regulations with minimal disruption.

Results of Operations

Net Revenues

Net revenues for the three and six months ended December 31, 2021 and 2020 are summarized in the table below.

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Increase (Decrease)		2021	2020	Increase
Home care	$9,404,000	$8,903,000	$501,000	5.6%	$18,688,000	$16,366,000	$2,322,000	14.2%
Institutional	333,000	309,000	24,000	7.8%	782,000	587,000	195,000	33.2%
Home care distributor	387,000	149,000	238,000	159.7%	543,000	326,000	217,000	66.6%
International	124,000	135,000	(11,000)	(8.1%)	236,000	221,000	15,000	6.8%
Total	$10,248,000	$9,496,000	$752,000	7.9%	$20,249,000	$17,500,000	$2,749,000	15.7%

Home care revenue. Home care revenue for the three months ended December 31, 2021 was $9,404,000, representing an increase of $501,000, or 5.6%, compared to the same period in fiscal 2021. For the six months ended December 31, 2021, home care revenue was $18,688,000, representing an increase of $2,322,000, or 14.2%, compared to the same period in fiscal 2021. The revenue increases compared to the prior-year periods were primarily due to increases in referrals and approvals. The increases in referrals compared to the prior-year periods were due to the sales team adapting to a hybrid virtual and face-to-face selling model implemented to address clinic access limitations due to the COVID-19 pandemic, benefits of the CMS waiver on the non-commercial Medicare portion of our home care revenue and an increase in direct sales representatives.

The CMS waiver benefited the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for previously non-covered diagnoses. We believe that our ongoing sales team execution, along with the expected return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate the impact of a CMS waiver expiration, which is currently set to expire in April 2022.

Institutional revenue. Institutional revenue for the three months ended December 31, 2021 was $333,000, representing an increase of $24,000, or 7.8%, compared to the same period in fiscal 2021. For the six months ended December 31, 2021, institutional revenue was $782,000, an increase of $195,000, or 33.2%, compared to the same period in fiscal 2021. The revenue increase in the current-year periods was due to increased capital purchases and stronger disposable volumes compared to the corresponding prior-year periods, as hospitals resumed utilization of HFCWO protocols after reducing utilization early in the COVID-19 pandemic.

Home care distributor revenue. Home care distributor revenue for the three months ended December 31, 2021 was $387,000, representing an increase of $238,000, or 159.7%, compared to the same period in fiscal 2021. For the six months ended December 31, 2021, home care distributor revenue was $543,000, an increase of $217,000, or 66.6%, compared to the same period in fiscal 2021. The revenue increase in the current-year periods was due to an increase in orders by one home care distribution partner. We began selling to a limited number of home medical equipment distributors during our fiscal year ended June 30, 2020, who in turn sell our SmartVest System in the U.S. home care market.

International revenue. International revenue for the three months ended December 31, 2021 was $124,000, representing a decrease of $11,000, or 8.1%, compared to the same period in fiscal 2021. For the six months ended December 31, 2021, international revenue was $236,000, an increase of $15,000, or 6.8%, compared to the same period in fiscal 2021. International sales are affected by the timing of international distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to $7,880,000, or 76.9% of net revenues, for the three months ended December 31, 2021, from $7,525,000, or 79.2% of net revenues, in the same period in fiscal 2021. Gross profit increased to $15,581,000, or 76.9% of net revenues, for the six months ended December 31, 2021, from $13,673,000, or 78.1% of net revenues, in the same period in fiscal 2021. The decrease in gross profit as a percentage of net revenues compared to the prior-year periods was primarily due to higher raw material and shipping costs.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $6,475,000 and $13,262,000 for the three and six months ended December 31, 2021, respectively, representing increases of $1,040,000 and $2,823,000, or 19.1% and 27.0%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $4,025,000 and $8,040,000 for the three and six months ended December 31, 2021, respectively, representing increases of $593,000 and $1,308,000, or 17.3% and 19.4%, respectively, compared to the same periods in the prior year. The increase in the current-year periods was primarily due to a higher average number of sales and marketing personnel, increased reimbursement personnel to process higher patient referrals, increased temporary resources to assist with systems infrastructure investments and increased incentive payments on higher home care revenue. Field sales employees totaled 48, of which 39 were direct sales, as of December 31, 2021, compared to 45 as of December 31, 2020, of which 38 were direct sales.

Travel, meals and entertainment expenses were $590,000 and $1,231,000 for the three and six months ended December 31, 2021, respectively, representing increases of $124,000 and $401,000, or 26.6% and 48.3%, respectively, compared to the same periods in the prior year. The increase in the current-year periods was primarily due to our sales representatives resuming closer-to-normal levels of travel compared to the COVID-19 driven travel restrictions in the prior-year periods and a national sales meeting that was held in August 2021 but was not held in the prior fiscal year due to COVID-19.

Total discretionary marketing expenses were $211,000 and $365,000 for the three and six months ended December 31, 2021, respectively, representing decreases of $106,000 and $141,000, or 33.4% and 27.9%, respectively, compared to the same periods in the prior year. The decrease in the current-year periods was primarily due to a shift to more cost-effective direct-to-consumer marketing investments.

Professional fees were $624,000 and $1,735,000 for the three and six months ended December 31, 2021, respectively, representing increases of $91,000 and $748,000, or 17.1% and 75.8%, respectively, compared to the same periods in the prior year. Professional fees include services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase in professional fees compared to prior periods was primarily due an increase in system infrastructure investments and costs related to a shareholder activism matter, which concluded with a cooperation agreement in September 2021. We did not incur any shareholder activism costs during the three months ended December 31, 2021. We continue to make key investments in systems infrastructure including implementing a new enterprise resource planning (“ERP”) system, enhancing our customer relationship management system and further optimization of the revenue cycle management system that was implemented in June 2021. We expect these system infrastructure investments will result in more efficient and scalable operational processes and provide enhanced analytics to drive business performance.

Research and development expenses. Research and development (“R&D”) expenses were $329,000 and $705,000 for the three and six months ended December 31, 2021, respectively, representing decreases of $178,000 and $284,000, or 35.1% and 28.7%, respectively, compared to the same periods in the prior year. The decrease in the current-year periods was primarily due to reduced professional services costs associated with our next generation platform development. R&D expenses were 3.2% and 3.5% of revenue for the three and six months ended December 31, 2021, respectively.

Interest income, net

Net interest income for the three and six months ended December 31, 2021 was $6,000 and $15,000, respectively, compared to $10,000 and $19,000, respectively, in the comparable prior-year periods. The decrease in the current-year periods was primarily due to lower rates earned on our cash deposits.

Income tax expense

Income tax expense was estimated at $244,000 and $352,000 and the effective tax rate was 22.6% and 21.6% for the three and six months ended December 31, 2021, respectively. Estimated income tax expense for the three and six months ended December 31, 2021 each include a discrete tax benefit of $1,000 and $21,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $389,000 and $526,000 and the effective tax rate was 24.4% and 23.2% for the three and six months ended December 31, 2020, respectively. Estimated income tax expense for the three and six months ended December 31, 2020 each include a discrete tax expense of $7,000 and a discrete tax benefit of $32,000, respectively, related to the exercise of stock options.

Net income

Net income for the three and six months ended December 31, 2021 was $838,000 and $1,277,000, respectively, compared to $1,204,000 and $1,738,000 for the same periods in the prior year. The decrease in the current-year periods was driven by increased strategic investments in SG&A and higher shareholder activism costs in the three months ended September 30, 2021 partially offset by stronger home care and distributor revenue.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2021, net cash used by operating activities was $106,000. Cash flows provided by operating activities consisted of net income of $1,277,000, non-cash expenses of $863,000, a decrease in inventory of $334,000, a decrease in contract assets of $111,000, and an increase in accounts payable and accrued liabilities of $22,000. These cash flows from operating activities were offset by an increase in accounts receivable of $2,082,000, an increase in prepaid expenses and other assets of $265,000, and an increase in income tax receivable of $366,000. The increase in accounts receivable was primarily due to continued growth in the Medicare portion of our home care business, which has a 13-month payment cycle.

Cash Flows from Investing Activities

For the six months ended December 31, 2021, cash used in investing activities was $580,000. Cash used in investing activities consisted of $511,000 in expenditures for property and equipment and $69,000 in expenditures for patent costs. The investment in property and equipment primarily relates to our system infrastructure investments in an ERP system, customer relationship management system and revenue cycle management system, as well as tooling equipment for our next generation product.

Cash Flows from Financing Activities

For the six months ended December 31, 2021, cash used in financing activities was $733,000, which consisted of $663,000 used to repurchase shares of common stock, and $70,000 of taxes paid on net share settlements of stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing R&D efforts, IT infrastructure projects, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $27,780,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2022.

Effective December 17, 2021, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (3.25% at December 31, 2021) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2021 or June 30, 2021. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2023, if not renewed. At December 31, 2021, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the six months ended December 31, 2021 and 2020, we spent $511,000 and $54,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with available working capital, cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: the expected impact of the COVID-19 pandemic on our business; our business strategy, including our intended level of investment in R&D and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “should,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosure regarding legal proceedings set forth in Note 8 to our unaudited Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred, and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2021, our Board of Directors approved a stock repurchase authorization. Under the authorization, we may repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of shares of our common stock for six months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2021	-	$-	-	$1,876,000
November 1 to November 30, 2021	55,687	$11.89	55,687	$1,258,000
December 1 to December 31, 2021	-	$-	-	$1,258,000
Total	55,687	$11.89	55,687

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

10.1	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 17, 2021 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2021	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2021, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	February 8, 2022	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	February 8, 2022	/s/ Michael J. MacCourt
Michael J. MacCourt, Chief Financial Officer
(principal financial officer and principal accounting officer)