Form 10-Q
period 2022-09-30
Electromed, Inc.
filed 2022-11-08
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,485,064 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 4, 2022.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,998,000	$8,153,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	20,957,000	21,052,000
Contract assets	453,000	286,000
Inventories	3,673,000	3,178,000
Prepaid expenses and other current assets	2,015,000	1,870,000
Income taxes receivable	124,000	-
Total current assets	33,220,000	34,539,000
Property and equipment, net	4,682,000	4,568,000
Finite-life intangible assets, net	600,000	599,000
Other assets	100,000	120,000
Deferred income taxes	1,532,000	1,538,000
Total assets	$40,134,000	$41,364,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,265,000	$1,261,000
Accrued compensation	1,610,000	2,742,000
Income tax payable	-	51,000
Warranty reserve	1,354,000	1,256,000
Other accrued liabilities	1,724,000	1,840,000
Total current liabilities	5,953,000	7,150,000
Other long-term liabilities	37,000	41,000
Total liabilities	5,990,000	7,191,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,485,864 and 8,475,438 shares issued and outstanding, as of September 30, 2022 and June 30, 2022, respectively	85,000	85,000
Additional paid-in capital	18,343,000	18,308,000
Retained earnings	15,716,000	15,780,000
Total shareholders’ equity	34,144,000	34,173,000
Total liabilities and shareholders’ equity	$40,134,000	$41,364,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net revenues	$10,658,000	$10,001,000
Cost of revenues	2,327,000	2,300,000
Gross profit	8,331,000	7,701,000

Operating expenses
Selling, general and administrative	7,989,000	6,787,000
Research and development	298,000	376,000
Total operating expenses	8,287,000	7,163,000
Operating income	44,000	538,000

Interest income, net	4,000	9,000
Net income before income taxes	48,000	547,000

Income tax (benefit) expense	(33,000)	108,000

Net income	$81,000	$439,000

Income per share:

Basic	$0.01	$0.05

Diluted	$0.01	$0.05

Weighted-average common shares outstanding:
Basic	8,445,893	8,559,219
Diluted	8,689,377	8,884,493

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$81,000	$439,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	134,000	106,000
Amortization of finite-life intangible assets	20,000	52,000
Share-based compensation expense	95,000	249,000
Deferred income taxes	6,000	32,000
Changes in operating assets and liabilities:
Accounts receivable	95,000	(1,331,000)
Contract assets	(167,000)	74,000
Inventories	(500,000)	91,000
Prepaid expenses and other assets	(125,000)	(186,000)
Income tax payable, net	(175,000)	(498,000)
Accounts payable and accrued liabilities	(26,000)	(455,000)
Accrued compensation	(1,132,000)	851,000
Net cash used in operating activities	(1,694,000)	(576,000)

Cash Flows From Investing Activities
Expenditures for property and equipment	(241,000)	(225,000)
Expenditures for finite-life intangible assets	(15,000)	(45,000)
Net cash used in investing activities	(256,000)	(270,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	-	1,000
Taxes paid on net share settlement of stock option exercises	(60,000)	(64,000)
Repurchase of common stock	(145,000)	-
Net cash used in financing activities	(205,000)	(63,000)
Net decrease in cash	(2,155,000)	(909,000)
Cash
Beginning of period	8,153,000	11,889,000
End of period	$5,998,000	$10,980,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$135,000	$574,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$46,000	$2,000
Intangible asset acquisitions in accounts payable	$9,000	$7,000
Lease assets obtained in exchange for new operating lease liabilities	$-	$53,000
Demonstration equipment returned to inventory	$5,000	$1,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000

Net income	–	–	–	439,000	439,000
Issuance of restricted stock	25,900	–	–	–	–
Issuance of common stock upon exercise of options	10,530	1,000	–	–	1,000
Taxes paid on stock options exercised on a net basis	–	–	(64,000)	–	(64,000)
Share-based compensation expense	–	–	249,000	–	249,000
Balance at September 30, 2021	8,569,639	$86,000	$17,594,000	$15,361,000	$33,041,000

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2022	8,475,438	$85,000	$18,308,000	$15,780,000	$34,173,000

Net income	–	–	–	81,000	81,000
Issuance of restricted stock	27,400	–	–	–	–
Forfeiture of restricted stock	(14,166)	–	–	–	–
Issuance of common stock upon exercise of options	11,760	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(60,000)	–	(60,000)
Share-based compensation expense	–	–	95,000	–	95,000
Repurchase of common stock	(14,568)	–	–	(145,000)	(145,000)

Balance at September 30, 2022	8,485,864	$85,000	$18,343,000	$15,716,000	$34,144,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were $81,000 and $112,000 for the three months ended September 30, 2022 and 2021, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Basis of presentation: The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“fiscal 2022”).

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 212,023 and 110,752 for the three months ended September 30, 2022 and 2021, respectively.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended September 30,
	2022	2021
Home care	$9,632,000	$9,284,000
Institutional	391,000	449,000
Home care distributor	554,000	156,000
International	81,000	112,000
Total	$10,658,000	$10,001,000

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended September 30,
	2022	2021
Commercial	$3,879,000	$3,784,000
Medicare	5,382,000	5,176,000
Medicaid	154,000	174,000
Other	217,000	150,000
Total	$9,632,000	$9,284,000

Revenues in the Company’s home care, home care distributor, and international markets are recognized at a point in time when control passes to the customer upon product shipment or delivery. Revenues in the Company’s institutional market include revenue recognized at a point in time upon shipment or delivery as well as revenue recognized over time under operating leases.

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

Home care market. In the Company’s home care market, its customers are patients who use the SmartVest System. The various models of the SmartVest System are comprised of three main components – a generator, a vest and a connecting hose – that are sold together as an integrated unit. Accordingly, in contracts within the home care market, the Company regards the SmartVest System to be a single performance obligation.

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

Institutional market. The Company’s institutional sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these institutions are negotiated with the individual institution or with group purchasing organizations, with payments received directly from the institution. No insurance reimbursement is involved. Generators are either sold or leased to the institutions and associated hoses and wraps (used in institutional settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to institutional customers. The agreements with institutions fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within thirty days.

●	Wrap usage agreements – Under these transactions, the Company provides a generator device at no cost to the hospital in return for a fixed annual commitment to purchase consumable wraps. These agreements are cancellable upon at least sixty days prior written notice by either party. If cancelled, the generator is returned to the Company, where it can be refurbished and used again at a later date. Revenue for the consumable wraps is recognized when control transfers to the customer.

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

Contract balances. The following table provides information about contract assets from contracts with customers:

	Three Months Ended September 30, 2022	Fiscal Year Ended June 30, 2022
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$286,000	$393,000
Reclassification of contract assets to accounts receivable	(305,000)	(833,000)
Contract assets recognized	471,000	784,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	1,000	(58,000)
Contract assets, ending	$453,000	$286,000

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

Note 3. Inventories

The components of inventory were as follows:

	September 30, 2022	June 30, 2022
Parts inventory	$2,968,000	$2,672,000
Work in process	361,000	100,000
Finished goods	317,000	469,000
Estimated inventory to be returned	251,000	228,000
Less: Reserve for obsolescence	(224,000)	(291,000)
Total	$3,673,000	$3,178,000

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

Changes in the Company’s warranty reserve were as follows:

	Three Months Ended September 30, 2022	Fiscal Year Ended June 30, 2022
Warranty reserve, beginning	$1,256,000	$940,000
Accrual for products sold	172,000	494,000
Expenditures and costs incurred for warranty claims	(74,000)	(178,000)
Warranty reserve, ending	$1,354,000	$1,256,000

Note 5. Income Taxes

Income tax benefit was estimated at $33,000, and the effective tax rate was (68.8%) for the three months ended September 30, 2022. Estimated income tax expense for the three months ended September 30, 2022 includes a discrete current tax benefit of $44,000 related to the exercise of stock options.

Income tax expense was estimated at $108,000, and the effective tax rate was 19.7% for the three months ended September 30, 2021. Estimated income tax expense for the three months ended September 30, 2021 included a discrete current tax benefit of $20,000 related to the exercise of stock options.

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the Company’s fiscal year ended June 30, 2019 are no longer open to U.S. federal, state or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of September 30, 2022 or June 30, 2022. Interest on borrowings under the line of credit, if any, accrues at the prime rate (6.25% at September 30, 2022) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2023, if not renewed before such date. At September 30, 2022, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. As of September 30, 2022, a total of 239,195 shares have been repurchased and retired under this authorization for a total cost of $2,717,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2022. Share-based compensation expense was $95,000 and $249,000 for the three months ended September 30, 2022 and 2021, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the three months ended September 30, 2022 are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at June 30, 2022	502,084	$5.82
Granted	101,500	$9.90
Exercised	(20,000)	$1.75
Cancelled or Forfeited	(7,799)	$11.95
Outstanding at September 30, 2022	575,785	$6.60

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended September 30, 2022	Fiscal Year Ended June 30, 2022
Risk-free interest rate	2.88%	0.89-2.52%
Expected term (years)	6	6
Expected volatility	55%	55-64%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2022, the weighted average remaining contractual term for all outstanding stock options was 6.0 years and the aggregate intrinsic value of the options was $2,345,567. Outstanding at September 30, 2022 were 575,785 stock options issued to employees, of which 413,222 were vested and exercisable and had an aggregate intrinsic value of $2,309,189. As of September 30, 2022, $643,858 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock

During the three months ended September 30, 2022, the Company issued restricted stock awards to employees totaling 27,400 shares of common stock, with a vesting term of three years and a weighted average fair value of $9.90 per share. There were 42,918 shares of unvested restricted stock with a weighted average fair value of $10.75 per share outstanding as of September 30, 2022. As of September 30, 2022, $304,373 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

On September 8, 2021, a state court putative class action lawsuit was filed in Minnesota against the Company asserting injury resulting from the previously announced data breach that impacted the Company’s customer protected health information and employee personal information and seeking compensatory damages, equitable relief, and attorneys’ fees and costs. On October 6, 2021, the proceeding was removed to the District of Minnesota. The Company believes the plaintiff was not injured as a result of the data privacy incident and, as a result, the claims are without merit. Accordingly, on November 11, 2021, the Company moved to dismiss the complaint in its entirety. Prior to the hearing on the motion to dismiss, the parties agreed in principle to settle the case. The parties have executed a settlement agreement and submitted a motion to settle the class action in the near future. If the court does not grant the motion for settlement, the Company will continue to vigorously defend the lawsuit. At this time, the Company is unable to determine the ultimate outcome or potential exposure to loss, if any.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“fiscal 2022”).

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

Critical Accounting Estimates

For a description of our critical accounting policies, estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Note 1 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2022.

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty and are based upon our historical experience, known trends in our industry, terms of existing contracts, other information from outside sources, as appropriate and other factors. Therefore, management discusses the development, selection and disclosures with the audit committee. Among other factors, these judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our financial statements, including the unaudited Condensed Financial Statements contained in this Quarterly Report on Form 10-Q, include: revenue recognition and the estimation of variable consideration, inventory valuation, share-based compensation and warranty reserve.

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

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue during the first half of our fiscal year ending June 30, 2023 (“fiscal 2023”). Our home care and institutional revenue for the three months ended September 30, 2022 increased as compared to the three months ended September 30, 2021; however, if COVID-19 infection rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, we believe that such measures could have a material adverse effect on our business.

We observed increased changes to our supply chain timelines and increased material and shipping rates during the second half of fiscal 2022 and into the three months ended September 30, 2022. The changes to our supply chain timelines resulted in a temporary interruption that impacted product availability for certain customers in September 2022. We do not anticipate this will have an effect on our fiscal 2023 revenue. We expect that material and shipping rates will remain elevated during fiscal 2023 relating to supply chain availability and inflationary trends in electronic components and may extend to other components. In certain instances, we have purchased key electronic materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that the COVID-19 pandemic could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers became effective on March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory-related products including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory-related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived while the waiver is in place. The CMS waiver was recently extended in conjunction with the extension of the federal public health emergency for an additional 90-day period beginning October 13, 2022.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2022 and 2021 are summarized in the table below.

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
Home Care Revenue	$9,632,000	$9,284,000	$348,000	3.7%
Home Care Distributor Revenue	554,000	156,000	398,000	255.1%
Institutional Revenue	391,000	449,000	(58,000)	(12.9%)
International Revenue	81,000	112,000	(31,000)	(27.7%)
Total Revenue	$10,658,000	$10,001,000	$657,000	6.6%

Home care revenue. Home care revenue increased by $348,000, or 3.7%, for the three months ended September 30, 2022 compared to the same period in fiscal 2022. The increase was primarily due to an increase in referrals and approvals. The increase in referrals was due to an increase in direct sales representatives. The increase was slightly offset by a temporary interruption in supply chain and associated operations in September 2022.

The CMS waiver continues to benefit the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the expected return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate the impact of a CMS waiver expiration, which is currently effective until January 2023.

Home care distributor revenue. Home care distributor revenue increased by $398,000, or 255.1%, for the three months ended September 30, 2022 compared to the same period in fiscal 2022. The revenue increase was due to increased demand from one of our primary home care distribution partners.

Institutional revenue. Institutional revenue decreased by $58,000, or 12.9%, for the three months ended September 30, 2022 compared to the same period in fiscal 2022.

International revenue. International revenue decreased by $31,000, or 27.7%, for the three months ended September 30, 2022 compared to the same period in fiscal 2022.

Gross profit

Gross profit increased to $8,331,000, or 78.2% of net revenues, for the three months ended September 30, 2022, from $7,701,000, or 77.0% of net revenues, in the same period in fiscal 2022. The increase in gross profit dollars and percentage for the three months ended September 30, 2022 was primarily due to increased revenue and operational efficiencies partially offset by increased direct expenses and patient training related expenses due to increased face-to-face trainings.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $7,989,000 for the three months ended September 30, 2022, representing an increase of $1,202,000 or 17.7%, compared to the same period in the prior year.

Payroll and compensation-related expenses increased by $671,000, or 15.9%, to $4,884,000 for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due salaries and incentive compensation related to the higher average number of sales, sales support and marketing personnel, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 53 as of September 30, 2022, 44 of which were direct sales representatives, compared to 51 field sales employees and 41 direct sales representatives as of September 30, 2021.

Travel, meals and entertainment expenses increased $253,000, or 39.5%, to $894,000 for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to airfare, lodging and inflationary expenses for our annual sales meeting as well a higher average number of direct sales representatives.

Total discretionary marketing expenses increased $80,000, or 46.2%, to $253,000 for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to an investment in direct-to-consumer and direct-to-physician marketing.

Professional fees increased $75,000, or 5.5%, to $1,431,000 for the three months ended September 30, 2022, compared to the same period in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase was primarily due to nonrecurring legal compliance fees of approximately $400,000 incurred for a reimbursement-related project offset by a reduction in expenses related to shareholder activism incurred during the three months ended September 30, 2021, which concluded with a cooperation agreement that became effective in September 2021.

Research and development expenses. Research and development (“R&D”) expenses decreased $78,000, or 20.7%, to $298,000 for the three months ended September 30, 2022 compared to the same period in the prior year. The decrease was primarily due to reduced professional services costs associated with our next generation platform development. R&D expenses for the three months ended September 30, 2022 were 2.8% of revenue compared to 3.8% of revenue for the same period in the prior year.

Interest income, net

Net interest income decreased $5,000, or 55.6%, to $4,000 for the three months ended September 30, 2022, compared to the same period in the prior year.

Income tax expense

Income tax benefit was estimated at $33,000 for the three months ended September 30, 2022 and the income tax expense was estimated at $108,000 for the three months ended September 30, 2021. The effective tax rate was (68.8%) and 19.7% for the three months ended September 30, 2022 and 2021, respectively. Estimated income tax benefit for the three months ended September 30, 2022 included a $44,000 discrete tax benefit related to the exercise of stock options. The net impact of this discrete event created an income tax benefit. The income tax expense for the three months ended September 30, 2021 included a discrete tax benefit of $20,000 related to the exercise of stock options.

Net income

Net income for the three months ended September 30, 2022 was $81,000 compared to $439,000 for the same period in the prior year. The decrease in net income was primarily due to increased S&GA expenses related to our sales and reimbursement related investments in revenue growth partially offset by increased gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2022, net cash used in operating activities was $1,694,000. Cash flows provided by operating activities consisted of net income of $81,000, an increase in non-cash expenses of $255,000, and a decrease in accounts receivable of $95,000. These cash flows from operating activities were offset by a decrease in accrued compensation of $1,132,000, a decrease in accounts payable and other accrued liabilities of $26,000, an increase in inventory of $500,000, an increase in contract assets of $167,000, an increase in prepaid expenses and other assets of $125,000, and an increase in income tax receivable of $175,000. The decrease in accrued compensation was primarily due to the payment of annual incentives.

Cash Flows from Investing Activities

For the three months ended September 30, 2022, cash used in investing activities was $256,000. Cash used in investing activities consisted of $241,000 primarily related to our enterprise resource planning infrastructure investments and $15,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2022, cash used in financing activities was $205,000, which consisted of $145,000 used for our share repurchase program and $60,000 for taxes paid on net share settlement of stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $27,267,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2023.

Our credit facility provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (6.25% at September 30, 2022) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2022 or June 30, 2022. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2023, if not renewed. As of September 30, 2022, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the three months ended September 30, 2022 and 2021, we spent $241,000 and $225,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of the COVID-19 pandemic and other factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2023 and the foreseeable future.  We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

Information Regarding Forward-Looking Statements

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;

●	ability to obtain reimbursement from Medicare, Medicaid, or private insurance payers for our products including potential adverse impact with an expiration of the CMS waiver for certain respiratory diseases;

●	component or raw material shortages, changes to lead times or significant price increases;

●	adverse changes to state and federal health care regulations;

●	our ability to develop new sales channels for our products such as the home care distributor channel;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	wage and component price inflation;

●	technical problems with our research and products;

●	changes affecting the medical device industry;

●	adverse international health care regulation impacting current international business;

●	our ability to renew our line of credit or obtain additional credit as necessary;

●	our ability to protect and expand our intellectual property portfolio;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats; and

●	the risks associated with our planned sales force expansion.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period subject to this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosure regarding legal proceedings set forth in Note 9 to our unaudited Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2021, our Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, we were originally able to repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of shares of our common stock for three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2022	-	$-	-	$427,000
August 1 to August 31, 2022	1,700	$9.72	1,700	$411,000
September 1 to September 30, 2022	12,868	$9.93	12,868	$283,000
Total	14,568	$9.91	14,568

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

10.1	Cooperation Agreement, dated July 25, 2022, by and among Electromed, Inc. and Summer Value Partners LLC and certain of its affiliates signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 25, 2022)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 8, 2022	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	November 8, 2022	/s/ Michelle C. Wirtz
Michelle C. Wirtz, Interim Chief Financial Officer (principal financial officer and principal accounting officer)