Form 10-Q
period 2022-12-31
Electromed, Inc.
filed 2023-02-14
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

There were 8,514,164 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 10, 2023.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,909,000	$8,153,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	21,555,000	21,052,000
Contract assets	507,000	286,000
Inventories	3,473,000	3,178,000
Prepaid expenses and other current assets	1,720,000	1,870,000
Total current assets	34,164,000	34,539,000
Property and equipment, net	5,038,000	4,568,000
Finite-life intangible assets, net	584,000	599,000
Other assets	80,000	120,000
Deferred income taxes	1,528,000	1,538,000
Total assets	$41,394,000	$41,364,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$785,000	$1,261,000
Accrued compensation	2,210,000	2,742,000
Income tax payable	130,000	51,000
Warranty reserve	1,337,000	1,256,000
Other accrued liabilities	1,549,000	1,840,000
Total current liabilities	6,011,000	7,150,000
Other long-term liabilities	33,000	41,000
Total liabilities	6,044,000	7,191,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,514,164 and 8,475,438 shares issued and outstanding, as of December 31, 2022 and June 30, 2022, respectively	85,000	85,000
Additional paid-in capital	18,580,000	18,308,000
Retained earnings	16,685,000	15,780,000
Total shareholders’ equity	35,350,000	34,173,000
Total liabilities and shareholders’ equity	$41,394,000	$41,364,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenues	$11,729,000	$10,248,000	$22,387,000	$20,249,000
Cost of revenues	3,047,000	2,368,000	5,374,000	4,668,000
Gross profit	8,682,000	7,880,000	17,013,000	15,581,000

Operating expenses
Selling, general and administrative	7,254,000	6,475,000	15,243,000	13,262,000
Research and development	154,000	329,000	452,000	705,000
Total operating expenses	7,408,000	6,804,000	15,695,000	13,967,000
Operating income	1,274,000	1,076,000	1,318,000	1,614,000
Interest income, net	7,000	6,000	11,000	15,000
Net income before income taxes	1,281,000	1,082,000	1,329,000	1,629,000

Income tax expense	304,000	244,000	271,000	352,000

Net income	$977,000	$838,000	$1,058,000	$1,277,000

Income per share:

Basic	$0.12	$0.10	$0.13	$0.15

Diluted	$0.11	$0.10	$0.12	$0.15

Weighted-average common shares outstanding:
Basic	8,442,939	8,478,394	8,442,684	8,501,041

Diluted	8,684,352	8,760,946	8,685,184	8,788,194

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$1,058,000	$1,277,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	272,000	221,000
Amortization of finite-life intangible assets	47,000	79,000
Share-based compensation expense	316,000	526,000
Deferred income taxes	10,000	37,000
Changes in operating assets and liabilities:
Accounts receivable	(503,000)	(2,082,000)
Contract assets	(221,000)	111,000
Inventories	(321,000)	334,000
Prepaid expenses and other assets	176,000	(265,000)
Income tax payable, net	79,000	(366,000)
Accounts payable and accrued liabilities	(711,000)	435,000
Accrued compensation	(532,000)	(413,000)
Net cash used in operating activities	(330,000)	(106,000)

Cash Flows From Investing Activities
Expenditures for property and equipment	(687,000)	(511,000)
Expenditures for finite-life intangible assets	(30,000)	(69,000)
Net cash used in investing activities	(717,000)	(580,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	16,000	-
Taxes paid on net share settlement of stock option exercises	(60,000)	(70,000)
Repurchase of common stock	(153,000)	(663,000)
Net cash used in financing activities	(197,000)	(733,000)
Net decrease in cash	(1,244,000)	(1,419,000)
Cash and cash equivalents
Beginning of period	8,153,000	11,889,000
End of period	$6,909,000	$10,470,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$182,000	$681,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$73,000	$153,000
Intangible asset acquisitions in accounts payable	$5,000	$6,000
Lease assets obtained in exchange for new operating lease liabilities	$-	$53,000
Demonstration equipment returned to inventory	$26,000	$10,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000
Net income	–	–	–	439,000	439,000
Issuance of restricted stock	25,900	–	–	–	–
Issuance of common stock upon exercise of options	10,530	1,000	–	–	1,000
Taxes paid on stock options exercised on a net basis	–	–	(64,000)	–	(64,000)
Share-based compensation expense	–	–	249,000	–	249,000
Balance at September 30, 2021	8,569,639	86,000	17,594,000	15,361,000	33,041,000

Net income	–	–	–	838,000	838,000
Issuance of restricted stock	18,000	–	–	–	–

Issuance of common stock upon exercise of options	1,387	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(6,000)	–	(6,000)
Share-based compensation expense	–	–	277,000	–	277,000
Repurchase of common stock	(55,687)	(1,000)	–	(662,000)	(663,000)
Balance at December 31, 2021	8,533,339	$85,000	$17,865,000	$15,537,000	$33,487,000

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2022	8,475,438	$85,000	$18,308,000	$15,780,000	$34,173,000
Net income	–	–	–	81,000	81,000
Issuance of restricted stock	27,400	–	–	–	–
Forfeiture of restricted stock	(14,166)	–	–	–	–
Issuance of common stock upon exercise of options	11,760	–	–	–	–
Taxes paid on stock option exercised on a net basis	–	–	(60,000)	–	(60,000)
Share-based compensation expense	–	–	95,000	–	95,000
Repurchase of common stock	(14,568)	–	–	(145,000)	(145,000)
Balance at September 30, 2022	8,485,864	85,000	18,343,000	15,716,000	34,144,000

Net income	–	–	–	977,000	977,000
Issuance of restricted stock	26,000	–	–	–	–
Issuance of common stock upon exercise of options	3,100	–	16,000	–	16,000
Share-based compensation expense	–	–	221,000	–	221,000
Repurchase of common stock	(800)	–	–	(8,000)	(8,000)
Balance at December 31, 2022	8,514,164	$85,000	$18,580,000	$16,685,000	$35,350,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were $153,000 and $236,000 for the six months ended December 31, 2022 and 2021, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 200,499 and 108,044 for the three months ended December 31, 2022 and 2021, respectively, and were 206,261 and 112,170 for the six months ended December 31, 2022 and 2021, respectively.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Board issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments”, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of the standard is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Home care	$10,732,000	$9,404,000	$20,364,000	$18,688,000
Institutional	589,000	333,000	980,000	782,000
Home care distributor	336,000	387,000	890,000	543,000
International	72,000	124,000	153,000	236,000
Total	$11,729,000	$10,248,000	$22,387,000	$20,249,000

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Commercial	$4,040,000	$3,595,000	$7,919,000	$7,380,000
Medicare	6,230,000	5,400,000	11,612,000	10,576,000
Medicaid	336,000	242,000	490,000	417,000
Other	126,000	167,000	343,000	315,000
Total	$10,732,000	$9,404,000	$20,364,000	$18,688,000

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

Contract balances. The following table provides information about contract assets from contracts with customers:

	Six Months Ended December 31, 2022	Fiscal Year Ended June 30, 2022
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$286,000	$393,000
Reclassification of contract assets to accounts receivable	(737,000)	(833,000)
Contract assets recognized	1,008,000	784,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(50,000)	(58,000)
Contract assets, ending	$507,000	$286,000

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

Note 3. Inventories

The components of inventory were as follows:

	December 31, 2022	June 30, 2022
Parts inventory	$3,075,000	$2,672,000
Work in process	107,000	100,000
Finished goods	235,000	469,000
Estimated inventory to be returned	258,000	228,000
Less: Reserve for obsolescence	(202,000)	(291,000)
Total	$3,473,000	$3,178,000

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

Changes in the Company’s warranty reserve were as follows:

	Six Months Ended December 31, 2022	Fiscal Year Ended June 30, 2022
Warranty reserve, beginning	$1,256,000	$940,000
Accrual for products sold	222,000	494,000
Expenditures and costs incurred for warranty claims	(141,000)	(178,000)
Warranty reserve, ending	$1,337,000	$1,256,000

Note 5. Income Taxes

Income tax expense was estimated at $304,000 and $271,000, and the effective tax rate was 23.7% and 20.4% for the three and six months ended December 31, 2022, respectively. Estimated income tax expense for the three and six months ended December 31, 2022 includes a discrete current tax expense of $1,000 and a discrete current tax benefit of $43,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $244,000 and $352,000, and the effective tax rate was 22.6% and 21.6% for the three and six months ended December 31, 2021, respectively. Estimated income tax expense for the three and six months ended December 31, 2021 includes a discrete current tax benefit of $1,000 and $21,000, respectively, related to the exercise of stock options.

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

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of December 31, 2022 or June 30, 2022. Interest on borrowings under the line of credit, if any, accrues at the prime rate (7.50% at December 31, 2022) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2023, if not renewed before such date. At December 31, 2022, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. As of December 31, 2022, a total of 239,995 shares have been repurchased and retired under this authorization for a total cost of $2,725,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2022. Share-based compensation expense was $316,000 and $526,000 for the six months ended December 31, 2022 and 2021, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the six months ended December 31, 2022 are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at June 30, 2022	502,084	$5.82
Granted	102,775	$9.91
Exercised	(23,100)	$2.23
Cancelled or Forfeited	(21,065)	$11.90
Outstanding at December 31, 2022	560,694	$6.49

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2022	Fiscal Year Ended June 30, 2022
Risk-free interest rate	2.88 - 4.23%	0.89 - 2.52%
Expected term (years)	6	6
Expected volatility	53%	55 - 64%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31 2022, the weighted average remaining contractual term for all outstanding stock options was 5.7 years and the aggregate intrinsic value of the options was $2,440,949. Outstanding at December 31, 2022 were 560,694 stock options issued to employees, of which 404,121 were vested and exercisable and had an aggregate intrinsic value of $2,381,897. As of December 31, 2022, $499,441 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock

During the six months ended December 31, 2022, the Company issued restricted stock awards to employees totaling 32,400 shares of common stock, with a weighted average vesting term of 2.7 years and a weighted average fair value of $9.92 per share, and to directors totaling 21,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $9.86 per share. There were 68,918 shares of unvested restricted stock with a weighted average fair value of $10.43 per share outstanding as of December 31, 2022. As of December 31, 2022, $449,362 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years.

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

On September 8, 2021, a state court putative class action lawsuit was filed in Minnesota against the Company asserting injury resulting from the previously announced data breach that impacted the Company’s customer protected health information and employee personal information and seeking compensatory damages, equitable relief, and attorneys’ fees and costs. On October 6, 2021, the proceeding was removed to the District of Minnesota. The Company believes the plaintiff was not injured as a result of the data privacy incident and, as a result, the claims are without merit. Accordingly, on November 11, 2021, the Company moved to dismiss the complaint in its entirety. Prior to the hearing on the motion to dismiss, the parties agreed in principle to settle the case. The parties have executed a settlement agreement and submitted a motion to settle the class action in the near future. During January 2023, the settlement was preliminarily approved. The hearing for final approval is scheduled for June 5, 2023. If the court does not grant the approval for settlement, the Company will continue to vigorously defend the lawsuit. At this time, the Company is unable to determine the ultimate outcome or potential exposure to loss, if any.

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our SmartVest SQL® and previous generation SV2100, and related products, to patients with compromised pulmonary function. The SmartVest SQL is smaller, quieter and lighter than our previous product, with enhanced programmability and ease of use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since 2014. In 2015, we launched the SmartVest SQL into institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. SmartVest Connect is currently available to pediatric and cystic fibrosis patients and was made available to certain targeted adult pulmonary clinics starting in November 2017. Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), the combination of emphysema and chronic bronchitis commonly known as chronic obstructive pulmonary disease (“COPD”), and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

In December 2022, we received 510(k) clearance of our newest generation SmartVest® Clearway® Airway Clearance System (“Clearway”) from the U.S. Food and Drug Administration and began a limited market release, with the expectation of a full product launch this year in our third fiscal quarter which ends March 31, 2023.

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

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty and are based upon our historical experience, known trends in our industry, terms of existing contracts, other information from outside sources, as appropriate and other factors. Therefore, management discusses the development, selection and disclosures with the audit committee. Among other factors, these judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant estimates, assumptions and judgments in the preparation of our financial statements, including the unaudited Condensed Financial Statements contained in this Quarterly Report on Form 10-Q, include: revenue recognition and the estimation of variable consideration, inventory valuation, share-based compensation and warranty reserve.

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

We believe that the impact of the COVID-19 pandemic on our home care and institutional business will likely continue through the remainder of fiscal 2023. Our home care and institutional revenue for the three months ended December 31, 2022 increased as compared to the three months ended December 31, 2021; however, if COVID-19 infection rates increase and federal, state and local restrictions on commerce, stay-at-home orders or other restrictions on businesses are reinstated, we believe that such measures could have a material adverse effect on our business.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers became effective on March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory-related products, including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory-related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived while the waiver is in place. The CMS waiver was recently extended in conjunction with the extension of the federal public health emergency for an additional 90-day period beginning January 11, 2023.

On January 30, 2023, the Biden administration announced that the COVID-19 national and public health emergency declarations will end on May 11, 2023 (the “PHE End Date”), one month after the current PHE was previously set to expire, or April 11, 2023. Without further action from the U.S. federal government, we expect the CMS waiver will terminate no later than the PHE End Date and we may experience a one-time delay in some percentage of our Medicare net revenue as we expect our average Medicare patient referral to approval timeframe will extend to pre-COVID-19 pandemic timeframes and referrals with diagnoses not covered pre-COVID-19 pandemic may be cancelled or need to be submitted to CMS for an appeal. We are executing our plans to mitigate the effects on our net revenue resulting from the likely termination of the CMS waiver by hiring additional employees to increase capacity and minimize the average timeframe to convert a Medicare patient referral to approval.

Impacts of Certain Macro-Economic Conditions and the Supply Chain on Our Business and Operations

We observed increased lead times for certain components in our supply chain and increased material costs and shipping rates during the second half of fiscal 2022 and into the six months ended December 31, 2022. The changes to our supply chain lead times resulted in a temporary interruption that impacted product availability for certain customers beginning in September 2022 and continuing through December 2022. We anticipate that these increased lead times and temporary interruption of supply have the potential to continue through the second half of fiscal 2023. If we are unable to procure components to meet our demand or if we extend delivery lead-times to our customers, there may be an adverse impact to our revenue and, longer term, the potential of market share losses. We are taking actions to expedite components and to identify and qualify alternate suppliers for certain components to minimize any impact to our revenue and customer deliveries.

We expect that material costs and shipping rates will remain elevated during the second half of fiscal 2023 relating to supply chain availability and inflationary trends in electronic components and may extend to other components. In certain instances, we have purchased key electronic materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that these macro-economic conditions and the COVID-19 pandemic could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

Results of Operations

Net Revenues

Net revenues for the three and six months ended December 31, 2022 and 2021 are summarized in the table below.

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Home care	$10,732,000	$9,404,000	$1,328,000	14.1%	$20,364,000	$18,688,000	$1,676,000	9.0%
Institutional	589,000	333,000	256,000	76.9%	980,000	782,000	198,000	25.3%
Home care distributor	336,000	387,000	(51,000)	(13.2%)	890,000	543,000	347,000	63.9%
International	72,000	124,000	(52,000)	(41.9%)	153,000	236,000	(83,000)	(35.2%)
Total	$11,729,000	$10,248,000	$1,481,000	14.5%	$22,387,000	$20,249,000	$2,138,000	10.6%

Home care revenue. Home care revenue increased by $1,328,000, or 14.1%, for the three months ended December 31, 2022 compared to the same period in the prior year. For the six months ended December 31, 2022, home care revenue was $20,364,000, representing an increase of $1,676,000, or 9.0%, compared to the same period in the prior year. The increase was primarily due to an increase in referrals and approvals. The increase in referrals was due to an increase in direct sales representatives and was offset by a temporary interruption in supply chain and associated operations in the six months ended December 31, 2022.

The CMS waiver continues to benefit the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the continued return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team, has the potential to mitigate much of the impact of a CMS waiver expiration.

Home care distributor revenue. Home care distributor revenue decreased by $51,000, or 13.2%, for the three months ended December 31, 2022 compared to the same period in the prior year. For the six months ended December 31, 2022, home care distributor revenue was $890,000, an increase of $347,000, or 63.9%, compared to the same period in the prior year. Home care distributor sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis. The year-to-date revenue increase was due to increased demand from one of our primary home care distribution partners.

Institutional revenue. Institutional revenue was $589,000, an increase of $256,000, or 76.9%, for the three months ended December 31, 2022 compared to the same period in the prior year. For the six months ended December 31, 2022, institutional revenue was $980,000, an increase of $198,000, or 25.3%, compared to the same period in the prior year. The increase in the current year periods was primarily due to increased capital sales to institutional customers.

International revenue. International revenue was $72,000, a decrease of $52,000, or 41.9%, for the three months ended December 31, 2022 compared to the same period in the prior year. For the six months ended December 31, 2022, international revenue was $153,000, a decrease of $83,000, or 35.2%, compared to the same period in the prior year.

Gross profit

Gross profit increased to $8,682,000, or 74.0% of net revenues, for the three months ended December 31, 2022, from $7,880,000, or 76.9% of net revenues, in the same period in the prior year. Gross profit increased to $17,013,000, or 76.0% of net revenues, for the six months ended December 31, 2022, from $15,581,000, or 76.9% of net revenues, in the same period in the prior year. The decrease in gross profit as a percentage of net revenues compared to the same period in the prior year was primarily due to increased material costs and higher shipping expenses to expedite inventory purchases.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $7,254,000 and $15,243,000 for the three and six months ended December 31, 2022, respectively, representing increases of $779,000 and $1,981,000, or 12.0% and 14.9%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $4,940,000 and $9,884,000 for the three and six months ended December 31, 2022, respectively, representing increases of $614,000 and $1,292,000, or 14.2% and 15.0%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to salaries and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 57 as of December 31, 2022, 48 of which were direct sales representatives, compared to 48 field sales employees and 39 direct sales representatives as of December 31, 2021.

Travel, meals and entertainment expenses were $719,000 and $1,632,000 for the three and six months ended December 31, 2022, respectively, representing increases of $102,000 and $371,000, or 16.5% and 29.4%, respectively, compared to the same periods in the prior year. The increase in the current year periods was due to a higher average number of direct sales representatives as well as increases in airfare, lodging and inflationary expenses for our annual sales meeting in August 2022.

Total discretionary marketing expenses were $182,000 and $369,000 for the three and six months ended December 31, 2022, respectively, representing a decrease of $29,000 and an increase of $4,000, or a decrease of 13.7% and an increase of 1.1%, respectively, compared to the same periods in the prior year.

Professional fees were $1,031,000 and $2,462,000 for the three and six months ended December 31, 2022, respectively, representing increases of $94,000 and $264,000, or 10.0% and 12.0%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase in the six months ended December 31, 2022 was primarily due to nonrecurring legal compliance fees of approximately $400,000 for a reimbursement-related project offset by a reduction in expenses related to shareholder activism incurred during the three months ended September 30, 2021, which concluded with a cooperation agreement that became effective in September 2021.

Research and development expenses. Research and development (“R&D”) expenses were $153,000 and $452,000 for the three and six months ended December 31, 2022, respectively, representing decreases of $176,000 and $253,000, or 53.5% and 35.9%, respectively, compared to the same periods in the prior year. The decrease was primarily due to reduced professional services costs associated with our next generation Clearway development. R&D expenses were 1.3% and 2.0% of revenue for the three and six months ended December 31, 2022, respectively.

Interest income, net

Net interest income for the three and six months ended December 31, 2022 was $7,000 and $11,000, respectively, compared to $6,000 and $15,000, respectively, for the same periods in the prior year.

Income tax expense

Income tax expense was estimated at $304,000 and $271,000, and the effective tax rate was 23.7% and 20.4%, for the three and six months ended December 31, 2022, respectively. Estimated income tax expense for the three and six months ended December 31, 2022 includes a discrete tax expense of $1,000 and a discrete tax benefit of $43,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $244,000 and $352,000, and the effective tax rate was 22.6% and 21.6%, for the three and six months ended December 31, 2021, respectively. Estimated income tax expense for the three and six months ended December 31, 2021 includes a discrete tax benefit of $1,000 and $21,000, respectively, related to the exercise of stock options.

Net income

Net income for the three and six months ended December 31, 2022 was $977,000 and $1,058,000, respectively, compared to $838,000 and $1,277,000 for the same periods in the prior year. The increase in net income in the three months ended December 31, 2022 was driven primarily by revenue growth while the decrease in net income in the six months ended December 31, 2022 was primarily due to increased SG&A expenses related to our sales and reimbursement investments in revenue growth partially offset by increased gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For six months ended December 31, 2022, net cash used in operating activities was $330,000. Cash flows provided by operating activities consisted of net income of $1,058,000, non-cash expenses of $645,000, a decrease in prepaid expenses and other assets of $176,000, and an increase in income tax payable of $79,000. These cash flows from operating activities were offset by a decrease in accrued compensation of $532,000, a decrease in accounts payable and other accrued liabilities of $711,000, an increase in accounts receivable of $503,000, an increase in inventory of $321,000, and an increase in contract assets of $221,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2022, cash used in investing activities was $717,000. Cash used in investing activities consisted of $687,000 primarily related to our enterprise resource planning infrastructure investments and $30,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2022, cash used in financing activities was $197,000. Cash used in financing activities consisted of $153,000 used for our share repurchase program and $60,000 for taxes paid on net share settlement of stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $28,153,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2023.

Our credit facility provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (7.5% at December 31, 2022) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2022 or June 30, 2022. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2023, if not renewed. As of December 31, 2022, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the six months ended December 21, 2022 and 2021, we spent $687,000 and $511,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	ability to obtain reimbursement from Medicare, Medicaid, or private insurance payers for our products including potential adverse impact with an expiration of the CMS waiver for certain respiratory diseases;

●	component or raw material shortages, changes to lead times or significant price increases;

●	the risks associated with our anticipated launch of Clearway;

●	adverse changes to state and federal health care regulations;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	the risks associated with our planned sales force expansion;

●	wage and component price inflation;

●	technical problems with our research and products;

●	the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the home care distributor channel;

●	adverse international health care regulation impacting current international business;

●	our ability to renew our line of credit or obtain additional credit as necessary; and

●	our ability to protect and expand our intellectual property portfolio.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2021, our Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, we were originally able to repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of shares of our common stock for three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2022	800	$10.28	800	$275,000
November 1 – November 30, 2022	-	-	-	$275,000
December 1 – December 31, 2022	-	-	-	$275,000
Total	800	$10.28	800

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

10.1	Employment Agreement with Bradley M. Nagel, dated October 19, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2022)*	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2022, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

   * Management compensatory contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	February 14, 2023	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date:	February 14, 2023	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)