Form 10-Q
period 2023-03-31
Electromed, Inc.
filed 2023-05-09
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to . Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,561,100 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 5, 2023.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,776,000	$8,153,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	22,345,000	21,052,000
Contract assets	570,000	286,000
Inventories	3,451,000	3,178,000
Prepaid expenses and other current assets	1,808,000	1,870,000
Income tax receivable	219,000	-
Total current assets	35,169,000	34,539,000
Property and equipment, net	5,502,000	4,568,000
Finite-life intangible assets, net	604,000	599,000
Other assets	60,000	120,000
Deferred income taxes	1,506,000	1,538,000
Total assets	$42,841,000	$41,364,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,289,000	$1,261,000
Accrued compensation	2,082,000	2,742,000
Income tax payable	-	51,000
Warranty reserve	1,333,000	1,256,000
Other accrued liabilities	1,713,000	1,840,000
Total current liabilities	6,417,000	7,150,000
Other long-term liabilities	30,000	41,000
Total liabilities	6,447,000	7,191,000

Commitments and Contingencies

Shareholders' Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,556,600 and 8,475,438 shares issued and outstanding, as of March 31, 2023 and June 30, 2022, respectively	86,000	85,000
Additional paid-in capital	18,548,000	18,308,000
Retained earnings	17,760,000	15,780,000
Total shareholders' equity	36,394,000	34,173,000
Total liabilities and shareholders' equity	$42,841,000	$41,364,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenues	$12,068,000	$10,141,000	$34,455,000	$30,390,000
Cost of revenues	3,012,000	2,398,000	8,386,000	7,066,000
Gross profit	9,056,000	7,743,000	26,069,000	23,324,000

Operating expenses
Selling, general and administrative	7,694,000	6,544,000	22,937,000	19,806,000
Research and development	166,000	336,000	618,000	1,041,000
Total operating expenses	7,860,000	6,880,000	23,555,000	20,847,000
Operating income	1,196,000	863,000	2,514,000	2,477,000
Interest income, net	26,000	6,000	37,000	21,000
Net income before income taxes	1,222,000	869,000	2,551,000	2,498,000

Income tax expense	147,000	224,000	418,000	576,000

Net income	$1,075,000	$645,000	$2,133,000	$1,922,000

Income per share:

Basic	$0.13	$0.08	$0.25	$0.23

Diluted	$0.12	$0.07	$0.25	$0.22

Weighted-average common shares outstanding:
Basic	8,461,531	8,454,504	8,449,623	8,485,856

Diluted	8,710,106	8,744,535	8,694,407	8,762,963

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$2,133,000	$1,922,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	370,000	368,000
Amortization of finite-life intangible assets	52,000	105,000
Share-based compensation expense	506,000	703,000
Deferred income taxes	32,000	15,000
Changes in operating assets and liabilities:
Accounts receivable	(1,293,000)	(2,582,000)
Contract assets	(284,000)	98,000
Inventories	(264,000)	9,000
Prepaid expenses and other assets	105,000	(519,000)
Income tax receivable, net	(270,000)	(443,000)
Accounts payable and accrued liabilities	(111,000)	550,000
Accrued compensation	(660,000)	(173,000)
Net cash provided by operating activities	316,000	53,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(1,221,000)	(980,000)
Expenditures for finite-life intangible assets	(54,000)	(86,000)
Net cash used in investing activities	(1,275,000)	(1,066,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	40,000	-
Taxes paid on net share settlement of stock option exercises	(305,000)	(70,000)
Repurchase of common stock	(153,000)	(962,000)
Net cash used in financing activities	(418,000)	(1,032,000)
Net decrease in cash	(1,377,000)	(2,045,000)
Cash and cash equivalents
Beginning of period	8,153,000	11,889,000
End of period	$6,776,000	$9,844,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$655,000	$1,003,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$136,000	$85,000
Intangible asset acquisitions in accounts payable	$6,000	$9,000
Lease assets obtained in exchange for new operating lease liabilities	$-	$107,000
Demonstration equipment returned to inventory	$9,000	$17,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000

Net income	–	–	–	439,000	439,000
Issuance of restricted stock	25,900	–	–	–	–
Issuance of common stock upon exercise of options	10,530	1,000	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(64,000)	–	(64,000)
Share-based compensation expense	–	–	191,000	–	191,000
Balance at September 30, 2021	8,569,639	86,000	17,594,000	15,361,000	33,041,000

Net income	–	–	–	838,000	838,000
Issuance of restricted stock	18,000	–	–	–	–
Issuance of common stock upon exercise of options	1,387	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(6,000)	–	(6,000)
Share-based compensation expense	–	–	277,000	–	277,000
Repurchase of common stock	(55,687)	(1,000)	–	(662,000)	(663,000)
Balance at December 31, 2021	8,533,339	85,000	17,865,000	15,537,000	33,487,000

Net income	–	–	–	645,000	645,000
Share-based compensation expense	–	–	326,000	–	326,000
Repurchase of common stock	(24,551)	–	–	(299,000)	(299,000)
Balance at March 31, 2022	8,508,788	$85,000	$18,042,000	$15,883,000	$34,010,000

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2022	8,475,438	$85,000	$18,308,000	$15,780,000	$34,173,000
Net income	–	–	–	81,000	81,000
Issuance of restricted stock	27,400	–	–	–	–
Forfeiture of restricted stock	(14,166)	–	–	–	–
Issuance of common stock upon exercise of options	11,760	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(60,000)	–	(60,000)
Share-based compensation expense	–	–	95,000	–	95,000
Repurchase of common stock	(14,568)	–	–	(145,000)	(145,000)
Balance at September 30, 2022	8,485,864	85,000	18,343,000	15,716,000	34,144,000

Net income	–	–	–	977,000	977,000
Issuance of restricted stock	26,000	–	–	–	–
Issuance of common stock upon exercise of options	3,100	–	16,000	–	16,000
Share-based compensation expense	–	–	221,000	–	221,000
Repurchase of common stock	(800)	–	–	(8,000)	(8,000)
Balance at December 31, 2022	8,514,164	$85,000	$18,580,000	$16,685,000	$35,350,000

Net income	–	–	–	1,075,000	1,075,000
Issuance of common stock upon exercise of options	42,436	1,000	23,000	–	24,000
Taxes paid on stock options exercised on a net basis	–	–	(245,000)	–	(245,000)
Share-based compensation expense	–	–	190,000	–	190,000
Balance at March 31, 2023	8,556,600	$86,000	$18,548,000	$17,760,000	$36,394,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements
(Unaudited)

Note 1. Interim Financial Reporting

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally, primarily through distributors.

International sales were $309,000 and $432,000 for the nine months ended March 31, 2023 and 2022, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

Impacts of COVID-19 on the Company’s business:

The potential impact of the COVID-19 pandemic and its effects on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. For a more detailed discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 179,992 and 102,435 for the three months ended March 31, 2023 and 2022, respectively, and were 200,140 and 112,427 for the nine months ended March 31, 2023 and 2022, respectively.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Board issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments”, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of the standard is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Home care	$10,971,000	$9,033,000	$31,335,000	$27,721,000
Institutional	440,000	392,000	1,420,000	1,174,000
Home care distributor	501,000	520,000	1,391,000	1,063,000
International	156,000	196,000	309,000	432,000
Total	$12,068,000	$10,141,000	$34,455,000	$30,390,000

In the following table, net home care revenue is disaggregated by payer type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Commercial	$4,787,000	$3,358,000	$12,706,000	$10,738,000
Medicare	5,822,000	5,027,000	17,434,000	15,603,000
Medicaid	128,000	373,000	618,000	790,000
Other	234,000	275,000	577,000	590,000
Total	$10,971,000	$9,033,000	$31,335,000	$27,721,000

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

Contract balances. The following table provides information about contract assets from contracts with customers:

	Nine Months Ended March 31, 2023	Fiscal Year Ended June 30, 2022
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$286,000	$393,000
Reclassification of contract assets to accounts receivable	(1,107,000)	(833,000)
Contract assets recognized	1,372,000	784,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	19,000	(58,000)
Contract assets, ending	$570,000	$286,000

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

Note 3. Inventories

The components of inventory were as follows:

	March 31, 2023	June 30, 2022
Parts inventory	$2,908,000	$2,672,000
Work in process	213,000	100,000
Finished goods	280,000	469,000
Estimated inventory to be returned	263,000	228,000
Less: Reserve for obsolescence	(213,000)	(291,000)
Total	$3,451,000	$3,178,000

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

Changes in the Company’s warranty reserve were as follows:

	Nine Months Ended March 31, 2023	Fiscal Year Ended June 30, 2022
Warranty reserve, beginning	$1,256,000	$940,000
Accrual for products sold	290,000	494,000
Expenditures and costs incurred for warranty claims	(213,000)	(178,000)
Warranty reserve, ending	$1,333,000	$1,256,000

Note 5. Income Taxes

Income tax expense was estimated at $147,000 and $418,000, and the effective tax rate was 12.0% and 16.4% for the three and nine months ended March 31, 2023, respectively. Estimated income tax expense for the three and nine months ended March 31, 2023 includes a discrete current tax benefit of $176,000 and $219,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $224,000 and $576,000, and the effective tax rate was 25.8% and 23.1% for the three and nine months ended March 31, 2022, respectively. Estimated income tax expense for the three and nine months ended March 31, 2022 includes a discrete current tax benefit of $22,000 and $43,000, respectively, related to the exercise of stock options and other items.

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

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of March 31, 2023 or June 30, 2022. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.00% at March 31, 2023) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable and the line of credit expires on December 18, 2023, if not renewed before such date. At March 31, 2023, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. As of March 31, 2023, a total of 239,995 shares have been repurchased and retired under this authorization for a total cost of $2,725,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2022. Share-based compensation expense was $506,000 and $703,000 for the nine months ended March 31, 2023 and 2022, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the nine months ended March 31, 2023 are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at June 30, 2022	502,084	$5.82
Granted	104,325	$9.93
Exercised	(90,351)	$1.82
Cancelled or Forfeited	(47,930)	$11.19
Outstanding at March 31, 2023	468,128	$6.96

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended March 31, 2023	Fiscal Year Ended June 30, 2022
Risk-free interest rate	2.88 - 4.23%	0.89 - 2.52%
Expected term (years)	6	6
Expected volatility	53% - 54%	55 - 64%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31 2023, the weighted average remaining contractual term for all outstanding stock options was 5.9 years and the aggregate intrinsic value of the options was $1,802,672. Outstanding at March 31, 2023 were 468,128 stock options issued to employees, of which 339,342 were vested and exercisable and had an aggregate intrinsic value of $1,762,445. As of March 31, 2023, $328,218 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock

During the nine months ended March 31, 2023, the Company issued restricted stock awards to employees totaling 32,400 shares of common stock, with a weighted average vesting term of 2.7 years and a weighted average fair value of $9.92 per share, and to directors totaling 21,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $9.86 per share. There were 57,818 shares of unvested restricted stock with a weighted average fair value of $10.32 per share outstanding as of March 31, 2023. As of March 31, 2023, $244,063 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest Clearway® Airway Clearance System (“Clearway”), previous generations SmartVest SQL® and SV2100, and related products, to patients with compromised pulmonary function. The SmartVest Clearway, which received 510(k) clearance from the U.S. Food and Drug Administration in December 2022, offers a state-of-the-art patient experience with a simple touch screen user interface, remote monitoring of data, and is the lightest HFCWO generator on the market. Clearway also includes SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions.

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

Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty and are based upon our historical experience, known trends in our industry, terms of existing contracts, other information from outside sources, as appropriate and other factors. Therefore, management discusses the development, selection and disclosures with the audit committee. Among other factors, these judgements are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe the critical accounting policies that require the most significant estimates, assumptions and judgments in the preparation of our financial statements, including the unaudited Condensed Financial Statements contained in this Quarterly Report on Form 10-Q, include: revenue recognition and the estimation of variable consideration, inventory valuation, share-based compensation and warranty reserve.

Impacts of COVID-19 on Our Business and Operations

In March 2020, the World Health Organization designated COVID-19 as a global pandemic, and the U.S. Department of Health and Human Services designated COVID-19 as a public health emergency (“PHE”). In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a PHE, the Centers for Medicare & Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the PHE. These waivers became effective on March 1, 2020. Clinical indications and documentation typically required will not be enforced for respiratory-related products, including the SmartVest System (solely with respect to Medicare patients). The minimum documentation now requires a valid order and documentation of a respiratory-related diagnosis. Face-to-face and in-person requirements for respiratory devices are being waived while the waiver is in place.

On January 30, 2023, the Biden administration announced that the COVID-19 national and PHE declarations will end on May 11, 2023 (the “PHE End Date”). Without further action from the U.S. federal government, we expect the CMS waiver will terminate no later than the PHE End Date and we may experience a one-time delay in some percentage of our Medicare net revenue as we expect our average Medicare patient referral to approval timeframe will extend to pre-COVID-19 timeframes and referrals with diagnoses not covered pre-COVID-19 may be cancelled or need to be submitted to CMS for an appeal. We are executing our plans to attempt to mitigate the potential effects on our future net revenue resulting from the likely termination of the CMS waiver by hiring additional employees to increase capacity and minimize the average timeframe to convert a Medicare patient referral to approval and re-educating clinicians on Medicare requirements for reimbursement of HFCWO.

Impacts of Certain Macro-Economic Conditions and the Supply Chain on Our Business and Operations

We observed increased lead times for certain components in our supply chain and increased material costs and shipping rates during the second half of fiscal 2022 and into the nine months ended March 31, 2023. The changes to our supply chain lead times resulted in a temporary interruption that impacted product availability for certain customers beginning in September 2022 and continuing through March 2023. We anticipate that these increased lead times and temporary interruption of supply have the potential to continue through the fourth quarter of our fiscal year ending June 30, 2023 (“fiscal 2023”). If we are unable to procure components to meet our demand or if we extend delivery lead-times to our customers, there may be an adverse impact to our revenue and, longer term, the potential of market share losses. We are taking actions to expedite components and to identify and qualify alternate suppliers for certain components to minimize any impact to our revenue and customer deliveries.

We expect that material costs and shipping rates will remain elevated during the fourth quarter of fiscal 2023 and the first half of our fiscal year ending June 30, 2024  relating to supply chain availability and inflationary trends in electronic components and may extend to other components. In certain instances, we have purchased key electronic materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that these macro-economic conditions could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended March 31, 2023 and 2022 are summarized in the table below.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Home care	$10,971,000	$9,033,000	$1,938,000	21.5%	$31,335,000	$27,721,000	$3,614,000	13.0%
Institutional	440,000	392,000	48,000	12.2%	1,420,000	1,174,000	246,000	21.0%
Home care distributor	501,000	520,000	(19,000)	(3.7%)	1,391,000	1,063,000	328,000	30.9%
International	156,000	196,000	(40,000)	(20.4%)	309,000	432,000	(123,000)	(28.5%)
Total	$12,068,000	$10,141,000	$1,927,000	19.0%	$34,455,000	$30,390,000	$4,065,000	13.4%

Home care revenue. Home care revenue increased by $1,938,000, or 21.5%, for the three months ended March 31, 2023 compared to the same period in the prior year. For the nine months ended March 31, 2023, home care revenue was $31,335,000, representing an increase of $3,614,000, or 13.0%, compared to the same period in the prior year. The increase was primarily due to an increase in referrals and approvals. The increase in referrals was due to an increase in direct sales representatives as well as positive market momentum from the introduction of our newest generation SmartVest Clearway during the quarter and was partially offset by a temporary interruption in supply chain and associated operations in the nine months ended March 31, 2023.

The CMS waiver continues to benefit the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for non-covered diagnoses. We believe that our ongoing sales team execution, along with the continued return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team and the recent introduction of our newest generation SmartVest Clearway, has the potential to mitigate much of the impact of the potential CMS waiver expiration. If we are unsuccessful in mitigating the impact of the CMS waiver expiration, we may experience a decrease in our historical year over year growth rate.

Home care distributor revenue. Home care distributor revenue decreased by $19,000, or 3.7%, for the three months ended March 31, 2023 compared to the same period in the prior year. For the nine months ended March 31, 2023, home care distributor revenue was $1,391,000, an increase of $328,000, or 30.9%, compared to the same period in the prior year. Home care distributor sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis. The year-to-date revenue increase was due to increased demand from one of our primary home care distribution partners.

Institutional revenue. Institutional revenue was $440,000, an increase of $48,000, or 12.2%, for the three months ended March 31, 2023 compared to the same period in the prior year. For the nine months ended March 31, 2023, institutional revenue was $1,420,000, an increase of $246,000, or 21.0%, compared to the same period in the prior year. The increase in the current year periods was primarily due to increased consumable sales to institutional customers.

International revenue. International revenue was $156,000, a decrease of $40,000, or 20.4%, for the three months ended March 31, 2023 compared to the same period in the prior year. For the nine months ended March 31, 2023, international revenue was $309,000, a decrease of $123,000, or 28.5%, compared to the same period in the prior year. International sales are affected by the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to $9,056,000, or 75.0% of net revenues, for the three months ended March 31, 2023, from $7,743,000, or 76.4% of net revenues, in the same period in the prior year. Gross profit increased to $26,069,000, or 75.7% of net revenues, for the nine months ended March 31, 2023, from $23,324,000, or 76.7% of net revenues, in the same period in the prior year. The decrease in gross profit as a percentage of net revenues compared to the same period in the prior year was primarily due to increased material costs and component broker fees incurred to accelerate the ramp of supply for the Clearway product.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $7,694,000 and $22,937,000 for the three and nine months ended March 31, 2023, respectively, representing increases of $1,150,000 and $3,131,000, or 17.6% and 15.8%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $5,037,000 and $14,920,000 for the three and nine months ended March 31, 2023, respectively, representing increases of $739,000 and $2,030,000, or 17.2% and 15.7%, respectively, compared to the same periods in the prior year. The increase in the current year periods was primarily due to salaries and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 57 as of March 31, 2023, 48 of which were direct sales representatives, compared to 51 field sales employees and 42 direct sales representatives as of March 31, 2022.

Travel, meals and entertainment expenses were $658,000 and $2,290,000 for the three and nine months ended March 31, 2023, respectively, representing increases of $20,000 and $390,000, or 3.1% and 20.5%, respectively, compared to the same periods in the prior year. The increase in the current year periods was due to a higher average number of direct sales representatives as well as increases in airfare, lodging and inflationary expenses for our annual sales meeting in August 2022.

Total discretionary marketing expenses were $212,000 and $581,000 for the three and nine months ended March 31, 2023, respectively, representing decreases of $29,000 and $24,000, or 12.0% and 4.0%, respectively, compared to the same periods in the prior year.

Professional fees were $1,388,000 and $3,850,000 for the three and nine months ended March 31, 2023, respectively, representing increases of $382,000 and $646,000, or 38.0% and 20.2%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase in the three months ended March 31, 2023 was primarily due to higher legal and consulting costs related to the termination of the PHE and recruiting costs for multiple senior leadership positions, including a new Chief Executive Officer. The additional increase in the nine months ended March 31, 2023 was primarily due to nonrecurring legal compliance fees of approximately $400,000 for a reimbursement-related project offset by a reduction in expenses related to shareholder activism incurred during the prior year, which concluded with a cooperation agreement that became effective in September 2021.

Research and development expenses. Research and development (“R&D”) expenses were $166,000 and $618,000 for the three and nine months ended March 31, 2023, respectively, representing decreases of $170,000 and $423,000, or 50.6% and 40.6%, respectively, compared to the same periods in the prior year. The decreases in R&D expenses to 1.4% and 1.8% of revenue for the three and nine months ended March 31, 2023, respectively were due to the completion of the Clearway product development process, resulting in the full launch to the U.S. home care market in March 2023.

Interest income, net

Net interest income for the three and nine months ended March 31, 2023 was $26,000 and $37,000, respectively, compared to $6,000 and $21,000, respectively, for the same periods in the prior year. These increases were due to a higher yield in our interest-bearing cash accounts.

Income tax expense

Income tax expense was estimated at $147,000 and $418,000, and the effective tax rate was 14.7% and 16.4%, for the three and nine months ended March 31, 2023, respectively. Estimated income tax expense for the three and nine months ended March 31, 2023 includes a discrete tax benefit of $176,000 and $219,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $224,000 and $576,000, and the effective tax rate was 25.8% and 23.1%, for the three and nine months ended March 31, 2022, respectively. Estimated income tax expense for the three and nine months ended March 31, 2022 includes a discrete tax benefit of $22,000 and $43,000, respectively, related to the exercise of stock options and other items.

Net income

Net income for the three and nine months ended March 31, 2023 was $1,075,000 and $2,133,000, respectively, compared to $645,000 and $1,922,000 for the same periods in the prior year. The increases in net income were driven primarily by revenue growth and a decrease in R&Dexpenses but partially offset by increased SG&A expenses related to our sales and reimbursement investments to drive revenue growth as well as increased material costs and broker fees incurred to ramp up supply for the Clearway product.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2023, net cash provided by operating activities was $316,000. Cash flows provided by operating activities consisted of net income of $2,133,000, non-cash expenses of $960,000, and a decrease in prepaid expenses and other assets of $105,000. These cash flows from operating activities were offset by an increase in accounts receivable of $1,293,000, a decrease in accrued compensation of $660,000, an increase in income tax receivable of $270,000, an increase in inventory of $264,000, an increase in contract assets of $284,000, and a decrease in accounts payable and other accrued liabilities of $111,000.

Cash Flows from Investing Activities

For the nine months ended March 31, 2023, cash used in investing activities was $1,275,000. Cash used in investing activities consisted of $1,221,000 primarily related to our enterprise resource planning infrastructure investments and $54,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2023, cash used in financing activities was $418,000. Cash used in financing activities consisted primarily of $305,000 for taxes paid on net share settlement of stock option exercises and $153,000 used for our share repurchase program partially offset by cash received for stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $28,752,000 and available borrowings under our existing credit facility will provide adequate liquidity during fiscal 2023.

Our credit facility provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.0% at March 31, 2023) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of March 31, 2023 or June 30, 2022. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2023, if not renewed. As of March 31, 2023, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the nine months ended March 31, 2023 and 2022, we spent $1,221,000 and $980,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of macro-economic factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2023 and the foreseeable future.  We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	ability to obtain reimbursement from Medicare, Medicaid, or private insurance payers for our products including the potential adverse impact of an expiration of the CMS waiver for certain respiratory diseases;

●	component or raw material shortages, changes to lead times or significant price increases;

●	business disruption from the anticipated implementation of a new enterprise resource planning software system;

●	adverse changes to state and federal health care regulations;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	the risks associated with our planned sales force expansion;

●	wage and component price inflation;

●	technical problems with our research and products;

●	the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the home care distributor channel;

●	adverse international health care regulation impacting current international business;

●	our ability to renew our line of credit or obtain additional credit as necessary; and

●	our ability to protect and expand our intellectual property portfolio.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2021, our Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, we were originally able to repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. The shares of our common stock may be repurchased under the authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of shares of our common stock for three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2023	-	$-	-	$275,000
February 1 – February 28, 2023	-	-	-	$275,000
March 1 – March 31, 2023	-	-	-	$275,000
Total	-	$-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

10.1	Letter Agreement with Kathleen S. Skarvan, dated February 14, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 14, 2023)*	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

* Management compensatory contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: May 9, 2023	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan, President and Chief Executive Officer (duly authorized officer)

Date: May 9, 2023	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer (principal financial officer and principal accounting officer)