Form 10-K
period 2023-06-30
Electromed, Inc.
filed 2023-08-22
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2023 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission File number 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2022 was approximately $80,606,901 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,555,238 shares of the registrant’s common stock outstanding as of August 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2024 Annual Meeting of Shareholders, to be filed within 120 days of June 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	ability to obtain reimbursement from Medicare, Medicaid, or private insurance payers for our products including potential adverse impact with an expiration of the Centers for Medicare and Medicaid Services waiver for certain respiratory diseases;

●	component or raw material shortages, changes to lead times or significant price increases;

●	adverse changes to state and federal health care regulations;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	the risks associated with our planned salesforce expansion;

●	wage inflation;

●	technical problems with our research and products;

●	the duration, extent and severity of the COVID-19 pandemic, including its effects on our business, operations and employees as well as its impact on our customers and distribution channels and on economies and markets more generally;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the home care distributor channel;

●	adverse international health care regulation impacting current international business;

ii

●	our ability to renew our line of credit or obtain additional credit as necessary; and

●	our ability to protect and expand our intellectual property portfolio.

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

The SmartVest System is currently available in two models, The SmartVest SQL® and SmartVest Clearway®– which are sold into home care and hospital markets. In November 2022, we announced the introduction of SmartVest Clearway®, our next generation HFCWO system designed around an enhanced patient experience and modern design. We will continue to support and service earlier SmartVest models pursuant to the applicable product warranty. As part of our growth strategies, we periodically evaluate opportunities involving products and services, especially those that may provide value to the respiratory homecare and institutional market.

The SmartVest Clearway System

The SmartVest Clearway System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment to create oscillatory pressure on the chest wall. The SmartVest Clearway is designed for maximum comfort and lifestyle convenience, so patients can readily fit therapy into their daily routines. The SmartVest Clearway was designed with the patient experience in mind continuing our history of offering the smallest, lightest weight generator on the market and introduces an intuitive touch screen to simplify use. The enhanced features make it easier to use and enable greater patient freedom in completing therapy.

●	360° oscillation coverage and patented Soft Start(R) technology: All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs. The oscillatory squeeze-and-release technology delivers therapeutic pressure to the chest wall to loosen, sheer and propel mucus into the upper airways where it can be more easily expectorated. Our patented Soft Start technology gently inflates the garment to better acclimate the patient to therapy.

●	Open system design with Breathing RoomTM: The active inflate – active deflate mechanism of the SmartVest System enables patients to take deep breaths during therapy without feeling restricted, providing patients with a more comfortable treatment experience.

●	Programmable generator with user-friendly device operation: The SmartVest Clearway introduces an intuitive touchscreen with single touch start. The improved user interface enhances device programming and simplifies every-day use. The system features multiple operating modes, including ramp, favorite settings designations, and options for saving, locking and restoring protocols. An enhanced pause feature allows the physician to program dedicated times for the patient to clear secretions during therapy.

●	Patented single-hose design: A single-hose delivers oscillations to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. Oscillations are delivered evenly from the base of the SmartVest garment, extending the forces upward and inward in strong but smooth cycles surrounding the chest.

●	Soft-fabric garment is lightweight and comfortable: The SmartVest garment is the lightest HFCWO garment available and is designed to resemble an article of clothing. The light design takes weight off of the patients shoulders and torso enhancing the therapy experience. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to ensure a properly tailored fit to accommodate pediatric and adult patients.

●	Smaller and lighter: SmartVest Clearway is the smallest and lightest HFCWO generator on the market, weighing less than 14 pounds. The lightweight design, ergonomic carrying handle and compact storage case make it easier for patients to move throughout their home, store and integrate HFCWO therapy into their daily lives.

SmartVest Connect

In June 2017, we launched SmartVest Connect® wireless technology, a personalized HFCWO therapy management portal for patients with compromised pulmonary function. In March 2020, we launched the SmartVest Connect app for both the iOS and Android operating systems. The SmartVest Connect app securely connects to the SmartVest System through Bluetooth™ technology. This interface allows patients and healthcare teams to track therapy in real-time and collaborate on care decisions to improve therapy adherence and patient outcomes.

Other Products

We market the Single Patient Use (“SPU”) SmartVest and SmartVest Wrap® to health care providers in the acute care setting. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for managing airway clearance while inpatient. Both SPU products provide full coverage oscillation and facilitate continuity of care when the SmartVest System is prescribed for patients with a chronic condition upon discharge for use in the home.

Our Market

We estimate the total served U.S. market for HFCWO is approximately $250 million in 2022 growing at a 9% compound annual growth rate based on independent third-party market research. We believe the market for HFCWO is under recognized and underdiagnosed and is continuing to expand due to an aging population, higher incidence of chronic lung disease, growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy, and treatments moving to lower cost home care settings. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when such individual believes the patient will benefit from improved airway clearance and external chest manipulation is the treatment of choice to enhance mucus transport and improve bronchial drainage.

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

We are driven to make life’s important moments possible, one breath at a time, by leading the HFCWO therapy market in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed continues to add to the body of evidence in support of HFCWO with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using the SmartVest System. This includes a 2022 publication in the American Journal of Respiratory and Critical Care Medicine reviewing outcomes among non-cystic fibrosis bronchiectasis patients with HFCWO Therapy2-6. In addition, we designed and ran a quality-of-life study for COPD patients using SmartVest, which was shared at the 2023 American Thoracic Society International Conference and published in American Journal of Respiratory and Critical Care Medicine. The study’s results demonstrated statistically significant favorable responses to HFCWO as add on therapy for patients with a primary diagnosis of COPD. We have also shared data from our bronchiectasis quality of life trial at the 2023 World Bronchiectasis and NTM Conference highlight effects of HFCWO on clinical symptoms of patients with bronchiectasis Generating additional clinical evidence to further support the SmartVest System as a preferred treatment for bronchiectasis patients will remain a focus in fiscal 2024.

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

These studies indicate a wide range of potential prevalence of bronchiectasis patients in the United States. We also believe that it is difficult to estimate from these studies which patients will need or benefit from HFCWO. Internal company estimates derived from 2020 analysis of the IQVIA PharMetrics Plus database, one of the largest US health plan databases of adjudicated integrated medical and pharmacy claims, indicate a 15% to 20% penetration of HFCWO within the diagnosed Bronchiectasis population15. By conservatively assessing the market size in relation to the clinical studies cited above, we calculate that current HFCWO adoption may account for only 100,000 patients of the 500,000 to 600,000 currently diagnosed and treatable patients (see Figure 1 below). We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study and epidemiology evidence with an even greater number of patients that could potentially benefit from diagnosis and treatment. We believe that HFCWO is under prescribed for bronchiectasis patients resulting in a large, underpenetrated US market opportunity and growth potential for HFCWO therapy.

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

15 Internal company estimates derived from IQVIA 2018 PharMetrics Plus Database

16 M. Bruner, C. Bazan, B. Liu, C. Marion, K.S. Skarvan, L. Edwards, G. Solomon. Effects of High Frequency Chest Wall Oscillation (HFCWO) on Clinical Symptoms in COPD. American Journal of Respiratory and Critical Care Medicine. 2023. Vol 207:C96

17 C. Cheng, M. Bruner, C. Bazan, B. Liu, C. Marion, L. Edwards, G. Solomon. Effects of High Frequency Chest Wall Oscillation (HFCWO) on Quality of Life in Bronchiectasis. 6th World Bronchiectasis & NTM Conference. 2023. Poster Abstract 310-B

Estimated HFCWO Market Opportunity - Bronchiectasis Patients (U.S.) – Figure 1

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

Marketing, Sales and Distribution

Our sales and marketing efforts are focused on driving adoption of our products and services with physicians, clinicians, patients, and third-party payers and building market awareness to the benefits of HFCWO for treatment of bronchiectasis. Because the sale of the SmartVest System requires a physician’s prescription, we market to physicians and health care providers as well as directly to patients. Most of our revenue comes from domestic homecare sales through a physician referral model. We have established our own domestic sales force and support network, which we believe is able to provide superior education, support, and training to our customers.

Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2023, we had 55 field sales employees, including six regional sales managers, 46 clinical area managers (“CAMs”) and three clinical educators. We also have developed a network of approximately 170 respiratory therapists and health care professionals across the U.S. to assist with in-home SmartVest System patient training on a non-exclusive, independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists and provide national coverage to an internal team of Registered Respiratory Therapists dedicated to supporting SmartVest patients. Additionally, Electromed employs a team of reimbursement specialists dedicated to managing insurance and payer relations and supporting prescribers and patients in navigating financial considerations. The availability of reimbursement is an important consideration for health care professionals and patients. Because our product has an assigned Healthcare Common Procedure Coding System (“HCPCS”) code, a claim can be billed for reimbursement using that code. We must demonstrate the effectiveness of our products to public and private insurance providers. The availability of reimbursement exists primarily due to an established HCPCS code for HFCWO. A HCPCS code is assigned to services and products by the Centers for Medicare and Medicaid Services (“CMS”).

Of the $47.6 million of our revenue derived from the U.S. in fiscal 2023, approximately 92% represented home care and 4% represented hospital sales. We expect to achieve future sales, earnings, and overall market share growth through a continued focus on product innovation, differentiation and improved patient experiences and outcomes in the home care segment. We believe that our position in the market, direct sales team and a dedication to advancing education on HFCWO awareness positions us to drive market awareness and growth to the benefits of HFCWO in treatment of bronchiectasis. We believe that dedicated service to our providers and patients is a key component of achieving future sales. Providers seek companies that are easy to work with, are responsive and care for their patients as an extension of their practices.

We generate sales interest through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, support of industry events such as the Cystic Fibrosis Foundation World Bronchiectasis Day and American Lung Association Fight for Air Climb, as well as through a focus on increasing patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected Home Medical Equipment (“HME”) distributors. We maintain agreements with a limited number of HME distributors to distribute and sell the SmartVest System in the United States home care market. We expect to continue our direct sales channel as our primary homecare revenue source.

International Marketing

Approximately 1% of our net revenues were from sales outside of the U.S. in both of our fiscal 2023 and our fiscal year ended June 30, 2022 (“fiscal 2022”), respectively. We sell our products outside of the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2023, most of our distributors operated in exclusive territories. Our principal distributors are located in Europe, the Arab states of the Persian Gulf, Southeast Asia, South America and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside of the U.S. is to maintain our current distributors with less emphasis on contracting with new distributors.

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

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians and increasing the number of covered lives across a broad payer market. We do this with an established and effective reimbursement department working on behalf of the patient by processing physician paperwork, seeking insurance authorization and processing claims. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to acquire the SmartVest System over a period of one to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The payment amount we receive for any single referral may vary based on several factors, including Medicare and third-party reimbursement processes and policies. The reimbursement department includes the payer relations function working directly with all payer types to increase the covered lives for the SmartVest System with national and regional private insurers and applicable state and federal government entities as well as to maintain the current licenses with state and federal government and payer contracts.

Our SmartVest System is reimbursed under HCPCS code E0483. Currently, the Medicare total allowable amount of reimbursement for this billing code is approximately $15,000. The allowed amount for state Medicaid programs ranges from approximately $8,000 to $15,000, which is similar to commercial payers. Actual reimbursement from third-party payers can vary and can be significantly less than the full allowable amount. Deductions from the allowable amount, such as co-payments, deductibles and/or maximums on durable medical equipment, decrease the reimbursement received from the third-party payer. Collecting a full allowable amount depends on our ability to obtain reimbursement from the patient’s secondary and/or supplemental insurance if the patient has additional coverage, or our ability to collect amounts from individual patients.

Most patients can qualify for reimbursement and payment from Medicare, Medicaid, private insurance or combinations of the foregoing. Our sales continue to be dependent, in part, on the availability of coverage and reimbursement from third-party payers, even though our devices have been cleared for marketing by the FDA. The way reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the procedure is furnished.

Research and Development

Our research and development (“R&D”) capabilities consist of full-time engineering staff and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has a demonstrated record of developing new products that receive the appropriate product approvals and regulatory clearances around the world as demonstrated by the FDA 510(k) clearance for the SmartVest Clearway Airway Clearance System received November 2022.

During fiscal 2023 and 2022, we incurred R&D expenses of approximately $916,000 and $1,356,000, or 1.9% and 3.3% of our net revenues, respectively. As a percentage of sales, we expect spending on R&D expenses to remain within a range of 1-2% of net revenues for fiscal 2024.

Intellectual Property

As of June 30, 2023, we held 12 United States and 41 foreign-issued patents covering the SmartVest System and its underlying technology and had 9 pending United States and foreign patent applications. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries that we have identified as key markets for our products. These markets include the European Union, Japan, and other countries.

We also have received 13 U.S. and 111 foreign trademark and service mark registrations.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 14,000 square feet, and we are certified on an annual basis to be compliant with International Organization for Standardization (“ISO”) 13485 quality system standards. Our site has been audited regularly by the FDA and ISO, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory, and ISO standards. Many of our strategic suppliers are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We maintain established inventory levels for critical components and finished goods to assure continuity of supply. During fiscal 2022 and 2023, we experienced longer lead times for critical electronic components related to worldwide supply shortages due to COVID-19 and the related U.S. and global economic recovery.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For each homecare SmartVest System initially purchased and currently located in the U.S. and Canada, we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to institutions and HME distributors within the U.S., and for all international sales, except Canadian home care, we provide a three-year warranty.

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (formerly Hill-Rom Holdings, Inc., now part of Baxter International Inc.) (“Baxter”), which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (Hill Rom’s The Vest® Airway Clearance System). Respiratory Technologies, Inc. (formerly RespirTech, now part of Koninklijke Phillips N.V.) (“Philips”) received FDA clearance to market their HFCWO product, the inCourage® Airway Clearance Therapy in 2005. Both Baxter and Philips employ a direct-to-patient model, with Philips additionally offering its HFCWO device through selected DME distributors.

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

Key drivers of HFCWO product sales continue to be improved quality of life through documented clinical outcomes and reduction in healthcare costs through resource utilization evidence. Technology innovations and enhancements to the patient experience such as size, weight of the generator, and optimized user interaction increase product reputation and patient satisfaction. We believe we distinguish ourselves in these areas with competitive advantages over alternative treatments ultimately improving the patient comfort, ease of use, and the effectiveness of HFCWO treatment. Because HFCWO is not “technique dependent,” as compared to most other alternative pulmonary therapy products, therapy remains consistent and controlled for the duration of treatment.

Governmental Regulation

Medicare and Medicaid

Recent government and private sector initiatives in the U.S. and foreign countries aim at limiting the growth of health care costs including: price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These initiatives are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices that result in better clinical outcomes. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement the program will pay for procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. Many private insurance programs look to Medicare as a guide in setting coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among our customers.

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other DME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local DME businesses, many states have enacted regulations that require a DME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a DME provider must have an in-state presence. In addition to Minnesota, the location of our corporate headquarters, we have a licensed in-state presence in three other states. We also maintain an in-state presence in California to meet their state Medicaid requirements. In-state presence requirements vary from state to state, but generally require a physical location that is staffed and open during regular business hours. We are licensed to do business in all states except for Alaska and Hawaii.

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

FDA Requirements

We have received clearance from the FDA to market our products, including the SmartVest System. We may be required to obtain additional FDA clearance before marketing a new or modified product in the U.S., either through the 510(k)-clearance process or the more complex premarket approval process. The process may be time consuming and expensive, particularly if human clinical trials are required. Failure to obtain such clearances or approvals could adversely affect our ability to grow our business.

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

European Union and Other Regions

European Union rules require that medical products receive the right to affix the CE mark, demonstrating adherence to quality standards and compliance with relevant European Union Medical Device Directives (“MDD”). Products that bear CE mark can be imported to, sold or distributed within the European Union. We obtained clearance to use the CE mark on our products in April 2005. Renewal of CE marking is required every five years, and our notified body performs an annual audit to ensure that we are in compliance with all applicable regulations. We have maintained our CE marking in good standing since originally receiving it and most recently renewed it in January 2020. The renewal of our MDD certificate will allow us to continue to CE mark and sell our SmartVest SQL device, with no substantial changes, in the European Union until the certificate expires in May 2024. We are currently working on finalizing updates to the quality system to achieve full compliance with Regulation (EU) 2017/745 (EU MDR) which came into effect in May 2021. We also require all our distributors in the European Union and other regions to comply with their home country regulations in our distributor agreements.

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

There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Enforcement of these regulations has become increasingly stringent, particularly due to more prevalent use of the whistleblower provisions under the False Claims Act, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties and disbarment from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Health care fraud and false statement statutes, such as the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), also prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payers, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services.

HIPAA, HITECH and Other Privacy Regulations

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. HIPAA and HITECH set forth privacy and security standards that govern the use and disclosure of protected electronic health information by “covered entities,” which include healthcare providers, health plans and healthcare clearinghouses. Because we provide our products directly to patients and bill third-party payers such as Medicare, Medicaid, and insurance companies, we are a “covered entity” and must comply with these standards. Failure to comply with HIPAA and HITECH or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity. In addition to federal regulations issued under HIPAA and HITECH, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA and HITECH. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

Cybersecurity and Data Privacy

Protecting the privacy of customer and personnel information is important to us, and we maintain security protocols and processes, including ongoing training and education for all personnel, designed to combat the risk of unauthorized access or inadvertent disclosure. Our business operations involve confidential information, including patient health information subject to regulation as discussed under “HIPAA, HITECH and Other Privacy Regulations” above. Our information technology infrastructure is designed to offer reliability, scalability, performance, security and privacy for our personnel, clients, and third-party contractors.

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

Even though we have implemented administrative, physical, and technical safeguards designed to help protect the confidential data we possess and the integrity of our information systems and infrastructure, these safeguards may not be effective in preventing future cybersecurity incidents or data breaches.

Human Capital

We believe that our dedicated, talented employees are our most valuable resource and a key strength in accomplishing our collective mission and goals. As of June 30, 2023, we had 170 employees, an increase of 9% from fiscal 2022, who are in 30 states throughout the United States. 18 of our employees were respiratory therapists licensed by appropriate state professional organizations. We also had approximately 170 respiratory therapists and health care professionals retained on a non-exclusive, independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

We are committed to ensuring a diverse workforce in a safe environment by maintaining compliance with applicable employment laws and governmental regulations. Treating employees with dignity and equality is of utmost importance in everything we do. We take pride in the fact that women represent 50% of our total managerial roles.. We pride ourselves on accepting, hearing, and celebrating multiple approaches and points of view and building on an inclusive and diverse culture.

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

As of August 15, 2023, there were 55 registered holders of our common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

On May 26, 2021, our Board of Directors approved a stock repurchase authorization. Under the authorization, we were originally able to repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. On May 26, 2022, our Board of Directors removed the date limitation. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the aforementioned authorization was $275,000. The following table sets forth information concerning purchases of shares of our common stock for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2023	—	$—	—	$275,000
May 1 – May 31, 2023	—	—	—	$275,000
June 1 – June 30, 2023	—	—	—	$275,000
Total	—	$—	—

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest System that includes our newest generation SmartVest Clearway®, previous generation SmartVest SQL® and related products, to patients with compromised pulmonary function. The SmartVest Clearway is an updated and modern approach to HFCWO focused on an enhanced patient experience and proven patient outcomes. The product delivers effective 360o oscillatory pressure through our proprietary rapid inflate-deflate technology which improves the patient’s ability to breathe deeply during therapy. SmartVest Clearway is the smallest, and lightest generator on the market, and is designed with an intuitive touchscreen to simplify programing and everyday use. Our products are sold in both the home health care market and the institutional market for use by patients in hospitals, which we refer to as “institutional sales.” The SmartVest SQL has been sold in the domestic home care market since 2014. In 2015, we launched the SmartVest SQL into institutional and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. In 2022, we launched the SmartVest Clearway with SmartVest Connect technology to adult pulmonary, pediatric and cystic fibrosis patients for use in the home. We have marketed the SmartVest System and its predecessor products since 2000 to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, ALS, and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

We employ a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions to patients and train them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. We have engaged a limited number of regional durable medical equipment distributors focused on respiratory therapies as an alternate sales channel. Revenue through this channel was 3% of our total revenues in fiscal 2023.

Our key growth strategies for fiscal 2024 are to accelerate our revenue growth by taking market share and expanding the addressable population for the largest and fastest growing segments of the market: adult pulmonology/bronchiectasis. Actions to support accelerating our growth include the following:

●	Expand our sales force in targets geographies with high potential, adding an additional five territories and direct sales reps;

●	Increase Electromed brand awareness through direct-to-consumer and physician marketing, and peer to peer education;

●	Provide best-in-class customer care and support; and

●	Develop and promulgate the body of bronchiectasis clinical evidence to increase physician adoption of the SmartVest System for patients.

Impacts of COVID-19 on Our Business and Operations

In March 2020, the World Health Organization designated COVID-19 as a global pandemic, and the U.S. Department of Health and Human Services designated COVID-19 as a public health emergency (“PHE”). In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a PHE, the Centers for Medicare & Medicaid Services (“CMS”) implemented several temporary rule changes and waivers to allow prescribers to best treat patients during the period of the PHE. These waivers became effective on March 1, 2020. Clinical indications and documentation typically required were not enforced for respiratory-related products, including the SmartVest System (solely with respect to Medicare patients).

On January 30, 2023, the Biden administration announced that the COVID-19 national and PHE declarations will end on May 11, 2023. The CMS waiver was not extended and expired on May 11, 2023. We believe that we were able to mitigate the potential effects on our net revenue resulting from the expiration of the CMS waiver by hiring additional employees to increase capacity and minimize the average timeframe to convert a Medicare patient referral to approval and re-educating clinicians on Medicare requirements for reimbursement of HFCWO.

We did not receive any direct financial assistance from any government program during fiscal 2022 or fiscal 2023 in connection with COVID-19 relief measures.

Impacts of Certain Macro-Economic Conditions and the Supply Chain on Our Business and Operations

We observed increased lead times for certain components in our supply chain and increased material costs and shipping rates during the second half of fiscal 2022 and all of fiscal 2023. The changes to our supply chain lead times resulted in a temporary interruption that impacted product availability for certain customers beginning in September 2022 and continuing through June 2023. We anticipate that these increased lead times and temporary interruption of supply have the potential to continue through the first half of fiscal 2024. If we are unable to procure components to meet our demand or if we extend delivery lead-times to our customers, there may be an adverse impact to our revenue and, longer term, the potential of market share losses. We are taking actions to expedite components and to identify and qualify alternate suppliers for certain components to minimize any impact to our revenue and customer deliveries. We expect that material costs and shipping rates will remain elevated during the first half of fiscal 2024 relating to supply chain availability and inflationary trends in electronic components and may extend to other components. In certain instances, we have purchased key electronic materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that these macro-economic conditions could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

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

We request that customers return previously sold units that are no longer in use to us to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We are certified to recondition and resell returned SmartVest System units. Returned units are typically reconditioned and resold and continue to be used for demonstration equipment and warranty replacement parts.

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

Results of Operations

Fiscal Year Ended June 30, 2023 Compared to Fiscal Year Ended June 30, 2022

Revenues

Revenue for the fiscal years ended June 30, 2023 and 2022 are summarized in the table below.

	Fiscal Years Ended June 30,
	2023	2022	Increase (Decrease)
Home Care Revenue	$43,945,000	$38,004,000	$5,941,000	15.6%
Institutional Revenue	2,080,000	1,660,000	420,000	25.3%
Home Care Distributor Revenue	1,618,000	1,474,000	144,000	9.8%
International Revenue	424,000	521,000	(97,000)	(18.6%)
Total Revenue	$48,067,000	$41,659,000	$6,408,000	15.4%

Home Care Revenue. Home care revenue increased by $5,941,000, or 15.6%, in fiscal 2023 compared to fiscal 2022. The revenue increase compared to fiscal 2022 was primarily due to increases in referrals and approvals. The increase in referrals was primarily due to an increase in direct sales representatives, increased sales representative productivity driven by increased clinic access and patient flow, our sales team refining their selling process and clinic targeting methodology, and benefits of the CMS waiver on the non-commercial Medicare portion of our home care revenue. Additionally, we benefitted from a Medicare allowable rate increase that took effect on January 1, 2023. Annual Medicare rate increases for our device are linked closely to changes in the Urban Consumer Price Index.

The CMS waiver benefited the non-commercial Medicare portion of our home care revenue by increasing the number of referrals and the approval percentage for previously non-covered diagnoses. We believe that our ongoing sales team execution, along with the return to pre-COVID-19 levels of patient face-to-face engagement with physicians and clinic access for our sales team mitigated the fourth quarter homecare revenue impact of the CMS waiver expiration on May 11, 2023.

Institutional Revenue. Institutional revenue increased by $420,000, or 25.3%, in fiscal 2023 compared to fiscal 2022. Institutional revenue includes sales to group purchasing organizations, rental companies and other institutions. The revenue increase was due to increased capital purchases and stronger consumable volumes compared to fiscal 2022, as hospitals resumed utilization of HFCWO protocols after reducing utilization early in the COVID-19 pandemic.

Home Care Distributor Revenue. Home care distributor revenue increased by $144,000, or 9.8%, in fiscal 2023 compared to fiscal 2022. The revenue increase in fiscal 2023 was due to increased demand from one of our primary home care distribution partners. We began selling to a limited number of home medical equipment distributors during our fiscal year ended June 30, 2020, who in turn sell our SmartVest System in the U.S. home care market.

International Revenue. International revenue decreased by $97,000, or 18.6%, in fiscal 2023 compared to fiscal 2022. International revenue growth is not currently a primary focus for us, and our corporate resources are focused on supporting and maintaining our current international distributors.

Gross Profit

Gross profit increased to $36,519,000 in fiscal 2023, or 76.0% of net revenues, from $31,442,000 or 75.5% of net revenues, in fiscal 2022. The increase in gross profit was primarily related to increases in domestic home care revenue including the Medicare allowable rate increase that took effect in January 2023.

We have a goal of improving our gross margin percentage over time due to cost savings initiatives associated with Clearway, supplier optimization, and gaining operating leverage on higher volumes.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $31,595,000 in fiscal 2023, representing an increase of $4,481,000 or 16.5% from $27,114,000 in fiscal 2022.

SG&A payroll and compensation-related expenses including health insurance benefits and other compensation increased by $2,629,000, or 14.7%, to $20,552,000 in fiscal 2023, compared to $17,923,000 in fiscal 2022. The increase in the current year was primarily due to a higher average number of sales, sales support and marketing personnel, increased reimbursement personnel to process higher patient referrals, increased temporary resources to assist with systems infrastructure investments and increased incentive payments on higher home care revenue. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 55, of which 46 were direct sales, as of June 30, 2023, compared to 52 as of June 30, 2022, of which 43 were direct sales. We expect to continue to expand our salesforce to align with our revenue growth projections.

Professional and legal fees, including recruiting and insurance expenses, increased by $859,000, or 19.4%, to $5,284,000 in fiscal 2023, compared to $4,425,000 in fiscal 2022. Professional fees include services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase in the current year was primarily due to an increased investment in our system infrastructure and increased clinical study costs. We continue to make key investments in systems infrastructure including implementing a new enterprise resource planning system, enhancing our customer relationship management system and further optimizing of the revenue cycle management system that was implemented in June 2021. We expect these system infrastructure investments will result in more efficient and scalable operational processes and provide enhanced analytics to drive business performance.

Total discretionary marketing expenses increased by $211,000, or 25.6% to $1,035,000 in fiscal 2023, compared to $824,000 in fiscal 2022. The increase in the current year was primarily due to discretionary investment in market research, physician marketing, and peer to peer education engagement strategies.

Travel, meals and entertainment expenses increased $422,000, or 16.4%, to $2,990,000 for fiscal 2023 compared to $2,568,000 in fiscal 2022. The increase in the current year period was primarily due to an increase in headcount and our annual sales meeting expenses.

Research and Development Expenses

R&D expenses decreased by $440,000, or 32.4%, to $916,000 in fiscal 2023 compared to $1,356,000 in fiscal 2022. The decrease in the current year was primarily due to reduced professional consulting costs associated with our next generation platform development activities. R&D expenses were 1.9% of revenue in fiscal 2023 compared to 3.3% of revenue in fiscal 2022. We expect R&D spending to be between 1.0% and 2.0% of revenue during fiscal 2024.

Interest Income, net

Net interest income was approximately $78,000 in fiscal 2023 compared to net interest income of $25,000 in fiscal 2022. The increase in the current year was primarily due to higher interest rates earned on our cash deposits despite lower overall cash balances in the current year.

Income Tax Expense

Income tax expense in fiscal 2023 was $920,000, which includes a current tax expense of $963,000 and a deferred benefit of $43,000. Estimated income tax expense includes a current federal and state tax benefit of approximately $250,000 related to the excess tax benefit for fully vested stock options and non-qualified stock options that were exercised during the period.

Income tax expense in fiscal 2022 was $692,000, which included a current tax expense of $1,181,000 and a deferred benefit of $489,000. Estimated income tax expense included a current federal and state tax benefit of approximately $12,000 related to excess tax benefit for fully vested stock options and non-qualified stock options that were exercised during the period.

The effective tax rates were 22.5% and 23.1% for fiscal 2023 and 2022, respectively. The effective tax rates differ from the statutory federal rate because of state income taxes, R&D tax credits, and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income

Net income for fiscal 2023 was $3,166,000, compared to net income of $2,305,000 in fiscal 2022. The increase in current year net income was primarily due to stronger home care and distributor revenue growth.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2023 was $1,315,000. Cash flows from operating activities consisted of net income of $3,166,000, non-cash expenses of approximately $1,278,000, a decrease in prepaid expenses of $202,000 an increase in tax payable of approximately $285,000 and a $696,000 increase in accounts payable and accrued liabilities, and accrued compensation. These cash flows from operating activities were offset by a $3,078,000 increase in accounts receivable, an increase in inventory of $1,033,000, and a $201,000 increase in contract assets. The increase in accounts receivable was primarily due to an increase in the Medicare portion of our home care business, which has a 13-month payment cycle. The increase in inventory was primarily due to an increase in raw materials associated with the launch of Clearway. Our cash receipt collection remains strong, with the three months ended June 30, 2023, period having the highest cash receipt collections in our company's history, building upon the prior record that was set in the previous quarter.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2023 was approximately $1,716,000. Cash used in investing activities consisted of approximately $1,648,000 in expenditures for property and equipment, approximately $1,083,000 for software and $565,000 for equipment, and $68,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2023 was approximately $380,000, consisting of $153,000 used for our share repurchase program and $310,000 for taxes paid on net share settlements of stock option exercises offset by $83,000 of cash provided by the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $29,734,000 and available borrowings under our existing credit facility will provide adequate liquidity for fiscal 2024.

Effective December 17, 2021, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.25% as of June 30, 2023) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2023 or June 30, 2022. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2023, if not renewed. As of June 30, 2023, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

During fiscal 2023 and 2022, we spent approximately $1,648,000 and $1,425,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of macroeconomic conditions and other factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2024.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

See Note 1 of the Notes to our Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in fiscal 2023 or pending adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Shareholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2023 and 2022, the related statements of operations, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We identified the measurement of the adjustment reserve related to customer revenue as a critical audit matter due to the audit effort, degree of auditor judgment, and subjectivity involved in evaluating the audit evidence related to management’s estimate.

Our audit procedures related to the Company’s measurement of the adjustment reserve included the following, among others.

●	Selected a sample of product sales to inspect and compare to the underlying source documents and final cash collections to test the reasonableness of the contractual adjustment and collection percentage assumptions used in management’s estimate.

●	Evaluated the reasonableness of management’s estimate of contractual and collection reserves by:

o	Comparing the estimates of realization percentages to historical net collection percentages for portfolio groups.

o	Recalculating the contractual and collection reserve estimates and compared them to the general ledger.

o	Evaluating whether quarterly historical realization percentages were reasonable and qualitatively consistent with internal and external independent data

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Rochester, Minnesota

August 22, 2023

Electromed, Inc.

Balance Sheets
June 30, 2023 and 2022

	June 30,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$7,372,000	$8,153,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	24,130,000	21,052,000
Contract assets	487,000	286,000
Inventories	4,221,000	3,178,000
Prepaid expenses and other current assets	1,577,000	1,870,000
Total current assets	37,787,000	34,539,000
Property and equipment, net	5,672,000	4,568,000
Finite-life intangible assets, net	605,000	599,000
Other assets	161,000	120,000
Deferred income taxes	1,581,000	1,538,000
Total assets	$45,806,000	$41,364,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,372,000	$1,261,000
Accrued compensation	3,018,000	2,742,000
Income tax payable	336,000	51,000
Warranty reserve	1,378,000	1,256,000
Other accrued liabilities	1,949,000	1,840,000
Total current liabilities	8,053,000	7,150,000
Other long-term liabilities	86,000	41,000
Total liabilities	8,139,000	7,191,000

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock, $0.01 par value, 13,000,000 shares authorized; 8,555,238 and 8,475,438 issued and outstanding, as of June 30, 2023 and June 30, 2022, respectively	86,000	85,000
Additional paid-in capital	18,788,000	18,308,000
Retained earnings	18,793,000	15,780,000
Total shareholders’ equity	37,667,000	34,173,000
Total liabilities and shareholders’ equity	$45,806,000	$41,364,000

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2023 and 2022

	Years Ended June 30,
	2023	2022
Net revenues	$48,067,000	$41,659,000
Cost of revenues	11,548,000	10,217,000
Gross profit	36,519,000	31,442,000

Operating expenses
Selling, general and administrative	31,595,000	27,114,000
Research and development	916,000	1,356,000
Total operating expenses	32,511,000	28,470,000
Operating income	4,008,000	2,972,000

Interest income, net	78,000	25,000
Net income before income taxes	4,086,000	2,997,000

Income tax expense	920,000	692,000
Net income	$3,166,000	$2,305,000

Income per share:
Basic	$0.37	$0.27
Diluted	$0.36	$0.26

Weighted-average common shares outstanding:
Basic	8,463,684	8,471,320
Diluted	8,700,833	8,768,703

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of June 30, 2021	8,533,209	$85,000	$17,409,000	$14,922,000	$32,416,000
Net income	—	—	—	2,305,000	2,305,000
Issuance of restricted stock	49,400	1,000	—	—	1,000
Issuance of common stock upon exercise of options	13,245	—	—	—	—
Taxes paid on stock option exercised on a net basis	—	—	(77,000)	—	(77,000)
Share-based compensation expense	—	—	976,000	—	976,000
Repurchase of common stock	(120,416)	(1,000)	—	(1,447,000)	(1,448,000)
Balance as of June 30, 2022	8,475,438	85,000	18,308,000	15,780,000	34,173,000

Net income	—	—	—	3,166,000	3,166,000
Issuance of restricted stock, net	28,701	—	—	—	—
Issuance of common stock upon exercise of options	66,467	1,000	82,000	—	83,000
Taxes paid on stock option exercised on a net basis	—	—	(310,000)	—	(310,000)
Share-based compensation expense	—	—	708,000	—	708,000
Repurchase of common stock	(15,368)	—	—	(153,000)	(153,000)
Balance as of June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2023 and 2022

	Years Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$3,166,000	$2,305,000
Adjustments to reconcile net income to net cash provided by (used in operating activities:
Depreciation	550,000	503,000
Amortization of finite-life intangible assets	63,000	125,000
Share-based compensation expense	708,000	976,000
Deferred income taxes	(43,000)	(489,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,078,000)	(4,020,000)
Contract assets	(201,000)	107,000
Inventories	(1,033,000)	(1,072,000)
Prepaid expenses and other current assets	202,000	(1,322,000)
Income tax payable	285,000	(237,000)
Accounts payable and accrued liabilities	420,000	2,170,000
Accrued compensation	276,000	268,000
Net cash provided by (used in) operating activities	1,315,000	(686,000)

Cash Flows from Investing Activities
Expenditures for property and equipment	(1,648,000)	(1,425,000)
Expenditures for finite-life intangible assets	(68,000)	(100,000)
Net cash used in investing activities	(1,716,000)	(1,525,000)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of options	83,000	—
Taxes paid on stock options exercised on a net basis	(310,000)	(77,000)
Repurchase of common stock	(153,000)	(1,448,000)
Net cash used in financing activities	(380,000)	(1,525,000)
Net decrease in cash	(781,000)	(3,736,000)
Cash and cash equivalents
Beginning of period	8,153,000	11,889,000
End of period	$7,372,000	$8,153,000
Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$676,000	1,418,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$60,000	$44,000
Intangible asset acquisitions in accounts payable	$4,000	$3,000
Lease assets obtained in exchange for new operating lease liabilities	$120,000	$117,000
Demonstration equipment returned to inventory	$10,000	$8,000

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and institutional markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally both directly and through distributors. International sales were $424,000 and $521,000 for the fiscal years ended June 30, 2023 (“fiscal 2023”) and June 30, 2022 (“fiscal 2022”), respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing, and marketing medical equipment.

Impacts of COVID-19 on the Company’s business

The Company did not receive any direct financial assistance from any government program during fiscal 2022 or fiscal 2023 in connection with COVID-19 relief measures.

In response to the COVID-19 pandemic and the U.S. federal government’s declaration of a public health emergency, the Centers for Medicare and Medicaid Services (“CMS”) implemented a number of temporary rule changes and waivers to allow prescribers to best treat patients during the period of the public health emergency. These waivers were made retroactively effective to March 1, 2020 and were in place for the duration of fiscal 2021 and fiscal 2022 and through May 11, 2023. Clinical indications and documentation typically required were not enforced for respiratory related products including the Company’s SmartVest® Airway Clearance System (“SmartVest System”) (solely with respect to direct Medicare covered patients) applicable for the Company’s home care prescriptions.

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

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of revenues and were $896,000 and $982,000 for fiscal 2023 and 2022, respectively.

Cash and cash equivalents: Cash and cash equivalents consist of cash in bank deposits and money market funds with original maturities of three months or less at the time of purchase. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, institutions and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $45,000 as of June 30, 2023 and 2022.

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

Leases: The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right of use ROU asset. Lease liabilities represent the present value of our future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent the Company’s right to control the use of the leased assets during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight line expense recognition.

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

Changes in the Company’s warranty liability were as follows:

	Years Ended June 30,
	2023	2022
Beginning warranty reserve	$1,256,000	$940,000
Accrual for products sold	416,000	494,000
Expenditures and costs incurred for warranty claims	(294,000)	(178,000)
Ending warranty reserve	$1,378,000	$1,256,000

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

Advertising costs: Advertising costs are charged to expense when incurred. Advertising, marketing and trade show costs for fiscal 2023 and 2022 were $1,244,000 and $936,000, respectively.

Share-based payments: Share-based payment awards consist of options to purchase shares of common stock and restricted shares of common stock issued to employees for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. Expense is recognized on a graded vesting basis over the requisite service or vesting period of the award, or at the time services are provided for non-employee awards.

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into shares of common stock at the beginning of the period unless their effect is anti-dilutive. Common stock equivalents included in the calculation of diluted earnings per share were 237,149 and 297,383 shares for fiscal 2023 and 2022, respectively. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 194,154 and 113,646 shares for fiscal 2023 and 2022, respectively.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the financial statements.

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

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	Years Ended June 30,
	2023	2022
Home care	$43,945,000	$38,004,000
Institutional	2,080,000	1,660,000
Home care distributor	1,618,000	1,474,000
International	424,000	521,000
Total	$48,067,000	$41,659,000

In the following table, home care revenue is disaggregated by payer type:

	Years Ended June 30,
	2023	2022
Commercial	$18,481,000	$14,937,000
Medicare	18,682,000	16,692,000
Medicare Supplemental	5,000,000	4,484,000
Medicaid	941,000	1,028,000
Other	841,000	863,000
Total	$43,945,000	$38,004,000

Revenues in the Company’s home care, home care distributor and international markets are recognized at a point in time when control passes to the customer upon product shipment or delivery. Revenues in the Company’s institutional market include sales recognized at a point in time upon shipment or delivery.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	June 30,
	2023	2022
Receivables, included in “Accounts receivable, net of allowance for doubtful accounts”	$24,130,000	$21,052,000
Contract Assets	$487,000	$286,000

Significant changes in contract assets during the period are as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$286,000	$393,000
Reclassification of contract assets to accounts receivable	(1,220,000)	(833,000)
Contract assets recognized	1,351,000	784,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	71,000	(58,000)
Contract assets, ending	$488,000	$286,000

Note 3.      Inventories

The components of inventory were as follows:

	June 30,
	2023	2022
Parts inventory	$3,420,000	$2,672,000
Work in process	470,000	100,000
Finished goods	323,000	469,000
Estimated inventory to be returned	265,000	228,000
Less: Reserve for obsolescence	(257,000)	(291,000)
Total	$4,221,000	$3,178,000

Note 4.      Property and Equipment

Property and equipment were as follows:

	Estimated Useful Lives	June 30,
	(Years)	2023	2022
Building and building improvements	15-40	$3,427,000	$3,420,000
Land	N/A	200,000	200,000
Land improvements	15-20	173,000	162,000
Equipment	3-10	3,024,000	2,356,000
Software	3-7	2,166,000	396,000
Demonstration and rental equipment	3	1,090,000	1,036,000
Construction in progress	N/A	8,000	957,000
		10,088,000	8,527,000
Less: Accumulated depreciation		(4,416,000)	(3,959,000)
Net property and equipment		$5,672,000	$4,568,000

Note 5.      Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $224,000 and $433,000 as of June 30, 2023 and 2022, respectively.

The activity and net balances of finite-life intangible assets were as follows:

	Years Ended June 30,
	2023	2022
Balance, beginning	$599,000	$663,000
Additions	69,000	61,000
Amortization expense	(63,000)	(125,000)
Balance, ending	$605,000	$599,000

Based on the carrying value as of June 30, 2023, future amortization is expected to be as follows:

Fiscal years ending June 30:
2024	$46,000
2025	44,000
2026	44,000
2027	43,000
2028	41,000
Thereafter	387,000
Total	$605,000

Note 6.      Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. Effective December 17, 2021, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2023 or June 30, 2022. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.25% as of June 30, 2023) less 1.0% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable and the line of credit expires on December 18, 2023, if not renewed before such date. As of June 30, 2023, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On May 26, 2021 the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, our Board of Directors removed the date limitation. As of June 30, 2023, a total of 239,995 shares have been repurchased and retired under this authorization for a total cost of $2,725,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8.      Share-Based Compensation

Share-based compensation expense for fiscal 2023 and 2022 was $708,000 and $976,000, respectively, related to employee stock options and restricted stock awards. This expense is included in selling, general and administrative expense in the Statements of Operations. As of June 30, 2023, the Company had $296,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 1.5 to 1.84 years related to restricted stock awards and employee stock options, respectively.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and vest over a period of three years. In November 2017, the Company’s shareholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) which superseded the 2014 Equity Incentive Plan (the “2014 Plan”). The 2017 Plan allows the Board to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. Upon vesting, and the Company’s determination that any necessary conditions precedent to the exercise of shares (such as satisfaction of tax withholding and compliance with applicable legal requirements) have been satisfied, shares purchased are delivered to the participant in a manner prescribed or permitted by the Board. The maximum number of shares of common stock available for issuance under the 2017 Plan is 900,000. There were 163,500 options granted under the 2014 Plan and prior plans outstanding as of June 30, 2023. There were 288,070 options issued under the 2017 Plan outstanding and 291,245 shares available for grant under the 2017 Plan as of June 30, 2023.

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

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2023	2022
Risk-free interest rate	2.88-4.23%	0.89-2.52%
Expected term (years)	6	6
Expected volatility	53-54%	55-64%

The following table presents employee stock option activity for fiscal 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
Options outstanding as of June 30, 2021	468,049	$4.61	$4.98	5.82
Granted	81,901	$6.63	$11.52	—
Exercised	(32,000)	$3.70	$5.44	—
Canceled or forfeited	(15,866)	$6.63	$11.30	—
Options outstanding as of June 30, 2022	502,084	$3.71	$5.82	5.35
Options exercisable as of June 30, 2022	429,888	$3.16	$4.77	4.76

Granted	104,325	$5.35	$9.93	—
Exercised	(101,357)	$1.44	$2.21	—
Canceled or forfeited	(53,482)	$6.33	$11.29	—
Options outstanding as of June 30, 2023	451,570	$4.28	$6.93	5.53
Options exercisable as of June 30, 2023	377,875	$4.00	$6.25	4.90

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2023, the weighted average remaining contractual term for all outstanding stock options was 5.5 years and their aggregate intrinsic value was $1,862,000. Outstanding at June 30, 2023 were 451,570 stock options issued to employees, of which 377,875 were vested and exercisable and had an aggregate intrinsic value of $1,820,000.

Restricted stock: The 2017 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including shares of restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees totaling 32,400 and 31,400 during fiscal 2023 and 2022, respectively, with a vesting term of one to three years and a fair value of $9.92 and $11.48 per share, respectively. The Company issued restricted stock awards to directors totaling 21,000 and 18,000 during fiscal 2023 and 2022, respectively, with a vesting term of six months and a fair value of $9.86 and $12.09 per share for fiscal 2023 and 2022, respectively. Restricted stock transactions during the years ended June 30, 2023 and 2022 are summarized as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Outstanding as of June 30, 2021	30,503	$12.57
Granted	49,400	$11.70
Vested	(45,219)	$11.61
Outstanding as of June 30, 2022	34,684	$12.59
Granted	53,400	$9.90
Vested	(45,152)	$11.05
Canceled or forfeited	(24,699)	$11.33
Outstanding as of June 30, 2023	18,233	$10.23

Note 9.      Income Taxes

Components of the provision for income taxes were as follows:

	Years Ended June 30,
	2023	2022
Current:
Current Federal	$744,000	$891,000
Current State	219,000	290,000
Total Current	963,000	1,181,000
Deferred:
Deferred Federal	(20,000)	(348,000)
Deferred State	(23,000)	(141,000)
Total Deferred	(43,000)	(489,000)

Total Income Tax Expense	$920,000	$692,000

Actual income tax expense differs from the expected tax expense, computed by applying the statutory federal income tax rate to the Company’s earnings before income taxes, as follows:

	Years Ended June 30,
	2023	2022
Tax expense at statutory federal rate	$858,000	$629,000
State income tax expense, net of federal tax effect	155,000	105,000
Share based compensation	(212,000)	(10,000)
Change in valuation allowance on deferred tax assets	11,000	27,000
Other permanent items	108,000	(59,000)
Income tax expense	$920,000	$692,000

The effective tax rates for fiscal 2023 and 2022 were 22.5% and 23.1%, respectively.

The significant components of deferred income taxes were as follows:

	June 30,
	2023	2022
Deferred tax assets:
Revenue recognition and accounts receivable reserves	$1,292,000	$917,000
Accrued liabilities	252,000	325,000
Finite-life intangible assets	126,000	—
Stock options	516,000	532,000
Tax credits	221,000	152,000
Other	35,000	51,000
Subtotal	2,442,000	1,977,000
Less: Valuation allowance	(221,000)	(152,000)
Net deferred tax assets	2,221,000	1,825,000
Deferred tax liabilities:
Finite-life intangible assets	—	(41,000)
Property and equipment	(640,000)	(246,000)
Total deferred tax liabilities	(640,000)	(287,000)
Net deferred tax assets	$1,581,000	$1,538,000

The Company has research and development state tax credit carryforwards of $221,000 and $152,000 as of June 30, 2023 and June 30, 2022, respectively. Based on the historical use of the credits, management believes it is more likely than not these credits will begin to expire between fiscal years 2025 and 2038. As of June 30, 2023 and June 30, 2022, the Company had a valuation allowance of $221,000 and $152,000, respectively, related to its research and development state tax carryforwards.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The Company does not believe that it has any material uncertain tax positions as of June 30, 2023 and June 30, 2022.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for fiscal year ended prior to June 30, 2020. The Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax return for the fiscal year ended June 30, 2020 without proposing any adjustments. The Company is not under any current income tax examinations by any other state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 10.      Leases

The Company has leases for office and warehouse space and office equipment that require monthly payments. These leases have payments ranging from $200 to $5,300 per month which expire through December 2025 and are recognized on a straight-line basis over the life of the lease. All leases are classified as operating leases which do not include renewal options. The Company currently does not have any variable lease costs. The Company elected the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

The Company has recognized right of use assets associated with its operating leases of $161,000 and $120,000 as of June 30, 2023 and June 30, 2022, respectively, which is included in other assets on the Company’s balance sheet. Operating lease liabilities were $161,000 and $120,000 as of June 30, 2023 and June 30, 2022, respectively, which are included in other accrued liabilities and other long-term liabilities on the Company’s balance sheet.

As of June 30, 2023, the Company has a weighted-average lease term of 1.5 years for its operating leases, which have a weighted-average discount rate of 4.0%.Operating lease payments of $82,000 are included in operating cash flows in fiscal 2023.

Maturities of lease liabilities, which are included in other accrued liabilities and other long-term liabilities on the Balance Sheet, are as follows:

Fiscal years ending June 30:
2024	$80,000
2025	80,000
2026	8,000
2027	—
2028	—
Total lease payments	168,000
Less: Interest	(7,000)
Present value of lease liabilities	$161,000

Note 11.       Commitments and Contingencies

Litigation: The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

On September 8, 2021, a state court putative class action lawsuit was filed in Minnesota against the Company asserting injury resulting from the previously announced data breach that impacted the Company’s customer protected health information and employee personal information and seeking compensatory damages, equitable relief, and attorneys’ fees and costs. On October 6, 2021, the proceeding was removed to the District of Minnesota. The Company believes the plaintiff was not injured as a result of the data privacy incident and, as a result, the claims are without merit. Accordingly, on November 11, 2021, the Company moved to dismiss the complaint in its entirety. Prior to the hearing on the motion to dismiss, the parties agreed in principle to settle the case. The parties have executed a settlement agreement and submitted a motion to settle the class action. During January 2023, the settlement was preliminarily approved. The hearing for final approval took place on June 5, 2023. Following the final approval hearing, the court issued a judgment on July 10, 2023 granting a motion for final approval of the settlement. As a result of the judgement, there was no additional impact on the financial statements as of or for the year ended June 30, 2023.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2023 and 2022 were $524,000 and $461,000, respectively.

Employment Agreements: The Company has entered into formal employment agreements with its President and Chief Executive Officer and its Chief Financial Officer, as may be amended from time to time. These agreements provide these officers with, among other things, twelve and eighteen months, respectively, of base salary upon a termination without “Cause” or in the event the employee resigns for “Good Reason” or within twelve months of a “Change in Control,” as such terms are defined in the respective employment agreements.

Note 12.      Related Parties

The Company uses a parts supplier whose founder and president was a director of the Company through November 12, 2021. The Company made payments to the supplier of $1,857,000 and $360,000 during fiscal year 2023 and 2022, respectively. Amounts due to the supplier were $247,000 and $160,000 on June 30, 2023 and June 30 2022 respectively, which were included in accounts payable on the Balance Sheets.

Note 13.      Subsequent Events

The Company evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued for either disclosure or adjustment to the Company’s financial results. Except as described below, there have been no events subsequent to June 30, 2023 which would require recognition in the Financial Statements or Notes to the Financial Statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Fiscal 2024 Annual Meeting of Shareholders (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following sets forth certain information about our current executive officers:

James L. Cunniff, age 58, joined Electromed in July 2023 as the Company’s President and Chief Executive Officer. Prior to joining Electromed, Mr. Cunniff most recently served as President and Chief Executive Officer of Provista Inc., from 2017 to May 2022. Previously, he served as President and Chief Executive Officer at Denver Solutions, LLC (d/b/a Leiters Health) from 2015 to 2017 and as Senior Vice President, Americas, at Acelity L.P. Inc., from 2012 to 2014. Mr. Cunniff holds a bachelor's degree in Advertising and Business from the University of Illinois Urbana-Champaign and has completed the Advanced Management Program at Harvard Business School.

Bradley M. Nagel, age 41, joined Electromed in November 2022 as the Company’s Chief Financial Officer, Treasurer and Secretary. Prior to joining Electromed, Mr. Nagel most recently served as Divisional Chief Financial Officer of Global Lung Health and Visualization at Medtronic plc from June 2018 to November, 2022. Previously, he served at Medtronic as Sr. Manager, Accounting and Sales Operations from 2016 to June 2018 and Accounting Manager from 2015 to 2016. Before joining Medtronic, Mr. Nagel held various roles of increasing responsibility in sales, operations and accounting at Target Corporation and TCF Financial Corporation. Mr. Nagel holds a bachelor's degree in Business & Finance from Calvin University.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of June 30, 2023 and 2022

●	Statements of Operations for the years ended June 30, 2023 and 2022

●	Statements of Shareholders’ Equity for the years ended June 30, 2023 and 2022

●	Statements of Cash Flows for the years ended June 30, 2023 and 2022

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019)	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.1	Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2011)*	Incorporated by Reference
10.2	Form of Stock Option Award Agreement under the Electromed, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)*	Incorporated by Reference
10.3	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.4	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.5	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.6	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.7	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed December 4, 2017)*	Incorporated by Reference
10.8	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2018)*	Incorporated by Reference
10.9	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.10	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 2018)*	Incorporated by Reference
10.11	Form of Performance Stock Unit Agreement (Inducement Grant)*	Filed Electronically
10.12	Form of Non-Qualified Stock Option Agreement (Inducement Grant)*	Filed Electronically
10.13	Non-Competition, Non-Solicitation and Confidentiality Agreement with Kathleen S. Skarvan dated effective December 1, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2012)*	Incorporated by Reference
10.14	Amended and Restated Employment Agreement with Kathleen S. Skarvan dated as of December 2, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 6, 2019)*	Incorporated by Reference
10.15	Employment Agreement with Bradley M. Nagel, dated October 19, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2022)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.16	Letter Agreement with Kathleen S. Skarvan, dated February 14, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 14, 2023)*	Incorporated by Reference
10.17	Employment Agreement with James Cunniff, dated May 22, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023)*	Incorporated by Reference
10.18	Letter Agreement with James Cunniff, dated May 22, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 5, 2023)*	Incorporated by Reference
10.19	Letter Agreement with Christopher G. Holland, dated June 9, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2023)*	Incorporated by Reference
10.20	Business Loan Agreement with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.21	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.22	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 16, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2020)	Incorporated by Reference
10.23	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, Dated December 17, 2021 (incorporated by reference to Exhibit 10. 1 to Current Report on 8-K filed December 17, 2021)	Incorporated by Reference
10.24	Cooperation Agreement, dated July 25, 2022, by and among Electromed, Inc. and Summers Value Partners LLC and certain of its affiliates signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 25, 2022)	Incorporated by Reference
10.25	Description of Fiscal Year 2023 Officer Bonus Plan (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2022)*	Incorporated by Reference
10.26	Description of Fiscal Year 2024 Officer Bonus Plan	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

Exhibit Number	Description	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed electronically

*	Management compensatory contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: August 22, 2023	By	/s/ James L. Cunniff
James L. Cunniff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Cunniff	President and Chief Executive Officer and Director	August 22, 2023
James L. Cunniff	(principal executive officer)

/s/ Bradley M. Nagel	Chief Financial Officer	August 22, 2023
Bradley M. Nagel	(principal financial and accounting officer)

*	Director	August 22, 2023
Stan K. Erickson

*	Director	August 22, 2023
Gregory J. Fluet

*	Director	August 22, 2023
Joseph L. Galatowitsch

*	Director	August 22, 2023
Lee A. Jones

*	Director	August 22, 2023
Kathleen S. Skarvan

*	Director	August 22, 2023
Andrew J. Summers

*	Director	August 22, 2023
Kathleen A. Tune

*	Director	August 22, 2023
Andrew M. Walsh

*	The undersigned, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ James L. Cunniff
James L. Cunniff
Attorney-in-Fact