Form 10-Q
period 2023-09-30
Electromed, Inc.
filed 2023-11-07
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .. Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,581,677 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 2, 2023.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,024,000	$7,372,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	23,455,000	24,130,000
Contract assets	544,000	487,000
Inventories	4,480,000	4,221,000
Prepaid expenses and other current assets	692,000	1,577,000
Total current assets	36,195,000	37,787,000
Property and equipment, net	5,534,000	5,672,000
Finite-life intangible assets, net	613,000	605,000
Other assets	143,000	161,000
Deferred income taxes	1,581,000	1,581,000
Total assets	$44,066,000	$45,806,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,057,000	$1,372,000
Accrued compensation	1,844,000	3,018,000
Income tax payable	110,000	336,000
Warranty reserve	1,424,000	1,378,000
Other accrued liabilities	1,341,000	1,949,000
Total current liabilities	5,776,000	8,053,000
Other long-term liabilities	68,000	86,000
Total liabilities	5,844,000	8,139,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,579,050 and 8,555,238 shares issued and outstanding, as of September 30, 2023 and June 30, 2023, respectively	86,000	86,000
Additional paid-in capital	19,188,000	18,788,000
Retained earnings	18,948,000	18,793,000
Total shareholders’ equity	38,222,000	37,667,000
Total liabilities and shareholders’ equity	$44,066,000	$45,806,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2023	2022
Net revenues	$12,324,000	$10,658,000
Cost of revenues	2,826,000	2,327,000

Gross profit	9,498,000	8,331,000

Operating expenses
Selling, general and administrative	9,150,000	7,989,000
Research and development	206,000	298,000
Total operating expenses	9,356,000	8,287,000
Operating income	142,000	44,000

Interest income, net	77,000	4,000
Net income before income taxes	219,000	48,000

Income tax expense (benefit)	64,000	(33,000)

Net income	$155,000	$81,000

Income per share:

Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Weighted-average common shares outstanding:
Basic	8,537,388	8,445,893
Diluted	8,782,824	8,689,377

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$155,000	$81,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	202,000	134,000
Amortization of finite-life intangible assets	12,000	20,000
Share-based compensation expense	371,000	95,000
Deferred income taxes	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	675,000	95,000
Contract assets	(57,000)	(167,000)
Inventories	(240,000)	(500,000)
Prepaid expenses and other assets	901,000	(125,000)
Income tax payable, net	(226,000)	(175,000)
Accounts payable and accrued liabilities	(863,000)	(26,000)
Accrued compensation	(1,174,000)	(1,132,000)
Net cash used in operating activities	(244,000)	(1,694,000)

Cash Flows From Investing Activities
Expenditures for property and equipment	(109,000)	(241,000)
Expenditures for finite-life intangible assets	(24,000)	(15,000)
Net cash used in investing activities	(133,000)	(256,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	29,000	-
Taxes paid on net share settlement of stock option exercises	-	(60,000)
Repurchase of common stock	-	(145,000)
Net cash provided by (used in) financing activities	29,000	(205,000)
Net decrease in cash	(348,000)	(2,155,000)
Cash and cash equivalents
Beginning of period	7,372,000	8,153,000
End of period	$7,024,000	$5,998,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$251,000	$135,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$34,000	$46,000
Intangible asset acquisitions in accounts payable	$-	$9,000
Demonstration equipment returned to inventory	$19,000	$5,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2022	8,475,438	$85,000	$18,308,000	$15,780,000	$34,173,000

Net income	—	—	—	81,000	81,000

Issuance of restricted stock	27,400	—	—	—	—
Forfeiture of restricted stock	(14,166)	—	—	—	—
Issuance of common stock upon exercise of options	11,760	—	—	—	—
Taxes paid on stock options exercised on a net basis	—	—	(60,000)	—	(60,000)
Share-based compensation expense	—	—	95,000	—	95,000
Repurchase of common stock	(14,568)	—	—	(145,000)	(145,000)

Balance at September 30, 2022	8,485,864	$85,000	$18,343,000	$15,716,000	$34,144,000

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000

Net income	—	—	—	155,000	155,000

Issuance of restricted stock	20,878	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—
Issuance of common stock upon exercise of options	2,934	—	29,000	—	29,000
Taxes paid on stock options exercised on a net basis	—	—	—	—	—
Share-based compensation expense	—	—	371,000	—	371,000
Repurchase of common stock	—	—	—	—	—

Balance at September 30, 2023	8,579,050	$86,000	$19,188,000	$18,948,000	$38,222,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Interim Financial Reporting

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the home health care and hospital markets for use by patients in personal residences, hospitals and clinics. The Company also sells internationally through distributors.

International sales were $91,000 and $81,000 for the three months ended September 30, 2023 and 2022, respectively. Since its inception, the Company has operated in a single industry segment: developing, manufacturing and marketing medical equipment.

Basis of presentation: The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“fiscal 2023”).

A summary of the Company’s significant accounting policies and estimates follows:

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 403,944 and 212,023 for the three months ended September 30, 2023 and 2022, respectively.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. The company adopted the standard effective July 1, 2023. The Company’s adoption of the standard did not have a material impact on the financial statements.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended September 30,
	2023	2022
Homecare	$11,153,000	$9,632,000
Hospital	507,000	391,000
Homecare distributor	573,000	554,000
International	91,000	81,000
Total	$12,324,000	$10,658,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended September 30,
	2023	2022
Commercial	$5,765,000	$3,879,000
Medicare	3,948,000	4,245,000
Medicare Supplemental	983,000	1,137,000
Medicaid	293,000	154,000
Other	164,000	217,000
Total	$11,153,000	$9,632,000

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

Homecare market. In the Company’s homecare market, its customers are patients who use the SmartVest System. The various models of the SmartVest System are comprised of three main components – a generator, a vest and a connecting hose – that are sold together as an integrated unit. Accordingly, in contracts within the homecare market, the Company regards the SmartVest System to be a single performance obligation.

The Company makes available to its homecare patients limited post-sale services that are not material in the context of the contracts, either individually or taken together, and therefore does not consider them to be performance obligations. The costs associated with the services are accrued and expensed when the related revenues are recognized. As such, transactions in the homecare market consist of a single performance obligation: the SmartVest System.

Homecare patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid and the U.S. Department of Veterans Affairs to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs fall into three types, distinguished by the differences in the timing of payments from the payer, consisting of either (i) outright sale, in which payment is received from the payer based on standard terms, (ii) capped installment sale, under which the SmartVest System is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time or (iii) installment sale, under which the SmartVest System is paid for over a period of several months as long as the patient continues to use the SmartVest System.

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all homecare agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For homecare sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point-in-time revenue recognition. Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

The Company’s contractually stated transaction prices in the homecare market are generally set by the terms of the contracts negotiated with insurance companies or by government programs. The transaction price for the Company’s products may be further impacted by variable consideration. ASC 606 requires the Company to adjust the transaction price at contract inception and throughout the contract duration for the estimated value of payments to be received from insurance payers based on historical experience and other available information, subject to the constraint on estimates of variable consideration. Transactions requiring estimates of variable consideration primarily include (i) capped installment payments, which are subject to the third-party payer’s termination due to changes in insurance coverage, death or the patient’s discontinued use of the SmartVest System, (ii) contracts under appeal and (iii) patient responsibility amounts for deductibles, coinsurance, copays and other similar payments.

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

Homecare distributors. Sales to distributors, who sell direct to patients, are made at fixed contract prices and may include tiered pricing structures or volume-based rebates which offer more favorable pricing once certain volumes are achieved per the negotiated contract. The distributor’s purchases accumulate to give the distributor the right to a higher discount on purchases more than the specified level within the contract period. As a result, to the extent the Company expects the distributor to exceed the specified volume of purchases in the annual period, it recognizes revenue at a blended rate based on estimated total annual volume and sales revenue. This effectively defers a portion of the transaction price on initial purchases below the specified volumes for recognition when the higher discount is earned on purchases in excess of specified volumes. Transfer of control of the products occurs upon shipment or delivery to the distributor, as applicable.

Hospital market. The Company’s hospital sales are made to hospitals and home health care centers, pulmonary rehabilitation centers and other clinics. Sales to these hospitals are negotiated with the individual hospital or with group purchasing organizations, with payments received directly from the hospital. No insurance reimbursement is involved. Generators are either sold or leased to the hospitals and associated hoses and wraps (used in hospital settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to hospital customers. The agreements with hospitals fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

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

Accounts receivable. The Company’s accounts receivable balance is comprised of amounts due from individuals, hospitals and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivables are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Receivables are written off when deemed uncollectible.

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

Contract balances. The following table provides information about contract assets from contracts with customers:

	Three Months Ended September 30, 2023	Fiscal Year Ended June 30, 2023
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$488,000	$286,000
Reclassification of contract assets to accounts receivable	(447,000)	(1,220,000)
Contract assets recognized	761,000	1,351,000
Increase (decrease) because of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(258,000)	71,000
Contract assets, ending	$544,000	$488,000

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

Note 3. Inventories

The components of inventory were as follows:

	September 30, 2023	June 30, 2023
Parts inventory	$3,559,000	$3,420,000
Work in process	500,000	470,000
Finished goods	518,000	323,000
Estimated inventory to be returned	263,000	265,000
Less: Reserve for obsolescence	(360,000)	(257,000)
Total	$4,480,000	$4,221,000

Note 4. Warranty Reserve

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the U.S. and a three-year warranty for all hospital sales and sales to individuals outside the U.S. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life and cost per claim. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

Changes in the Company’s warranty reserve were as follows:

	Three Months Ended September 30, 2023	Fiscal Year Ended June 30, 2023
Warranty reserve, beginning	$1,378,000	$1,256,000
Accrual for products sold	153,000	416,000
Expenditures and costs incurred for warranty claims	(107,000)	(294,000)
Warranty reserve, ending	$1,424,000	$1,378,000

Note 5. Income Taxes

Income tax expense was estimated at $64,000, and the effective tax rate was 29.3% for the three months ended September 30, 2023.

Income tax benefit was estimated at $33,000, and the effective tax rate was (68.8%) for the three months ended September 30, 2022. Estimated income tax expense for the three months ended September 30, 2022 included a discrete current tax benefit of $44,000 related to the exercise of stock options.

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the Company’s fiscal year ended June 30, 2020 are no longer open to U.S. federal, state or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2023 if not renewed before such date. There was no outstanding principal balance on the line of credit as of September 30, 2023 or June 30, 2023. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.50% at September 30, 2023) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. On September 30, 2023, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. As of September 30, 2023, a total of 239,995 shares have been repurchased and retired under this authorization for a total cost of $2,725,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares. There were no share repurchases for the three months ended September 30, 2023.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2023. Share-based compensation expense was $371,000 and $95,000 for the three months ended September 30, 2023 and 2022, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the three months ended September 30, 2023 are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at June 30, 2023	451,570	$6.93
Granted	255,562	$10.71
Exercised	(2,934)	$9.90
Cancelled or Forfeited	(6,646)	$10.91
Outstanding at September 30, 2023	697,552	$8.26

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended September 30, 2023	Fiscal Year Ended June 30, 2023
Risk-free interest rate	4.07-4.43%	2.88-4.23%
Expected term (years)	6	6
Expected volatility	53%	53-54%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2023, the weighted average remaining contractual term for all outstanding stock options was 6.9 years and the aggregate intrinsic value of the options was $1,740,000. Outstanding on September 30, 2023 were 697,552 stock options issued to employees, of which 375,673 were vested and exercisable and had an aggregate intrinsic value of $1,717,000. As of September 30, 2023, $1,444,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 3.25 years.

Restricted Stock

During the three months ended September 30, 2023, the Company issued restricted stock awards to employees totaling 20,878 shares of common stock, with a vesting term of three years and a weighted average fair value of $10.72 per share. There were 39,111 shares of unvested restricted stock with a weighted average grant date fair value of $10.49 per share outstanding as of September 30, 2023. As of September 30, 2023, $257,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

Performance-Based Restricted Stock Units

We have granted 175,000 performance-based restricted stock units (“PSUs”) to our CEO in connection with his appointment as CEO on July 1, 2023. The PSUs are to be earned based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) are achieved. The performance-based restricted stock units will be eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a total shareholder return of 50% and the remaining shares upon a total shareholder return of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years.

Stock based compensation expense recognized for PSUs was $73,000 and $0 for the three months ended September 30, 2023 and 2022, respectively. The weighted average grant date fair value per unit was $6.58 and as of September 30, 2023 there are 175,000 PSUs outstanding. On September 30, 2023, there was approximately $1,079,000 of total unrecognized compensation expense related to outstanding PSUs that is expected to be recognized over a period of 3.75 years.

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

On September 8, 2021, a state court putative class action lawsuit was filed in Minnesota against the Company asserting injury resulting from the previously announced data breach that impacted the Company’s customer protected health information and employee personal information and seeking compensatory damages, equitable relief, and attorneys’ fees and costs. On October 6, 2021, the proceeding was removed to the District of Minnesota. The Company believes the plaintiff was not injured as a result of the data privacy incident and, as a result, the claims are without merit. Accordingly, on November 11, 2021, the Company moved to dismiss the complaint in its entirety. Prior to the hearing on the motion to dismiss, the parties agreed in principle to settle the case. The parties have executed a settlement agreement and submitted a motion to settle the class action. During January 2023, the settlement was preliminarily approved. The hearing for final approval took place on June 5, 2023. Following the final approval hearing, the court issued a judgment on July 10, 2023 granting a motion for final approval of the settlement. Payment was made to the settlement fund during the first quarter of fiscal 2024 for the settlement amount of $825,000 which was covered by insurance, resulting in a reduction in other current assets and other accrued liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“fiscal 2023”).

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients of all ages.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest Clearway® Airway Clearance System (“Clearway”), previous generation SmartVest SQL®, and related garments and accessories to patients with compromised pulmonary function. The SmartVest Clearway, which received 510(k) clearance from the U.S. Food and Drug Administration in December 2022, provides patients with proven quality of life outcomes while offering a state-of-the-art patient experience with a simple touch screen user interface, small footprint and lightest HFCWO generator on the market.

Our products are sold in both the home health care market and the hospital market for inpatient use, which we refer to as “hospital sales.” Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from bronchiectasis, cystic fibrosis, and other chronic pulmonary conditions which require external chest manipulation to enhance mucus transport. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), patients with post-surgical complications or who are ventilator dependent and patients who have other conditions involving excess secretion and impaired mucus transport.

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations (“HMOs”), state Medicaid systems, and the federal Medicare system, which we believe is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code (E0483) for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuromuscular diseases and myopathies, and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

Critical Accounting Estimates

For a description of our critical accounting estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Note 1 and Note 2 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2023.

There were no material changes in our critical accounting estimates and assumptions since the filing of our Annual Report on Form 10-K for fiscal 2023.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2023 and 2022 are summarized in the table below.

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
Homecare Revenue	$11,153,000	$9,632,000	$1,521,000	15.8%
Homecare Distributor Revenue	573,000	554,000	19,000	3.4%
Hospital Revenue	507,000	391,000	116,000	29.7%
International Revenue	91,000	81,000	10,000	12.3%
Total Revenue	$12,324,000	$10,658,000	$1,666,000	15.6%

Homecare revenue. Homecare revenue increased by $1,521,000, or 15.8%, for the three months ended September 30, 2023 compared to the same period in fiscal 2023. The increase was primarily due to an increase in referrals, approvals and reimbursement rates. The increase in referrals was due to an increase in direct sales representatives and the increase in approvals was due to an increase in reimbursement personnel.

Homecare distributor revenue. Homecare distributor revenue increased by $19,000, or 3.4%, for the three months ended September 30, 2023 compared to the same period in fiscal 2023.

Hospital revenue. Hospital revenue increased by $116,000, or 29.7%, for the three months ended September 30, 2023 compared to the same period in fiscal 2023. This increase was primarily due to an increase in sales representatives focused on the hospital market.

International revenue. International revenue increased by $10,000, or 12.3%, for the three months ended September 30, 2023 compared to the same period in fiscal 2023.

Gross profit

Gross profit increased to $9,498,000, or 77.1% of net revenues, for the three months ended September 30, 2023, from $8,331,000 or 78.2% of net revenues, in the same period in fiscal 2023. The increase in gross profit in dollars for the three months ended September 30, 2023 was primarily due to increased revenue. Gross margin rate decreased year over year as a result of increased material and labor costs.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $9,150,000 for the three months ended September 30, 2023, representing an increase of $1,161,000 or 14.5%, compared to the same period in the prior year.

Payroll and compensation-related expenses increased by $882,000, or 18.1%, to $5,766,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The increase was primarily due to salaries and incentive compensation related to the higher average number of sales, sales support and marketing personnel, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 59 as of September 30, 2023, 51 of which were direct sales representatives, compared to 53 field sales employees and 44 direct sales representatives as of September 30, 2022.

Travel, meals and entertainment expenses increased $23,000, or 2.6%, to $917,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The increase was primarily due to the impacts of inflation on airfare and lodging and costs associated with our annual sales meeting as well as a higher average number of direct sales representatives.

Total discretionary marketing expenses increased $274,000, or 108.3%, to $527,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The increase was primarily due to an investment in market research, direct-to-consumer and direct-to-physician marketing.

Professional fees decreased $120,000, or 8.4%, to $1,311,000 for the three months ended September 30, 2023, compared to the same period in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The decrease was primarily due to legal fees in Q1 fiscal 2023 related to a reimbursement project that did not recur in Q1 fiscal 2024.

Research and development expenses. Research and development (“R&D”) expenses decreased $92,000, or 30.9%, to $206,000 for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily due to reduced costs associated with our SmartVest Clearway platform development which has now been launched into the Homecare market.

Interest income, net

Net interest income increased $73,000, or 1,820.2%, to $77,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The increase is due to increased savings rates associated with cash balances.

Income tax expense

Income tax expense was estimated at $64,000 for the three months ended September 30, 2023 and the income tax benefit was estimated at $33,000 for the three months ended September 30, 2022. The effective tax rates were 29.3% and (68.8%) for the three months ended September 30, 2023 and 2022, respectively. The income tax expense for the three months ended September 30, 2022 included a discrete tax benefit of $44,000 related to the exercise of stock options.

Net income

Net income for the three months ended September 30, 2023 was $155,000 compared to $81,000 for the same period in the prior year. The increase in net income was primarily due to increased revenue.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2023, net cash used in operating activities was $244,000. Cash flows provided by operating activities consisted of net income of $155,000, non-cash expenses of $585,000, a decrease in accounts receivable of $675,000 and a decrease of prepaid expenses of 901,000. These cash flows from operating activities were offset by a decrease in accrued compensation of $1,174,000, a decrease in accounts payable and other accrued liabilities of $863,000, an increase in inventory of $240,000, an increase in contract assets of $57,000 and a decrease in income tax payable of $226,000. The decrease in accrued compensation was primarily due to the payment of annual incentives.

Cash Flows from Investing Activities

For the three months ended September 30, 2023, cash used in investing activities was $133,000. Cash used in investing activities consisted of $109,000 of expenditures for property and equipment and $24,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2023, cash provided by financing activities was $29,000, consisting of cash received upon stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $30,419,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

Our credit facility provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.50% on September 30, 2023) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2023 or June 30, 2023. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 18, 2023, if not renewed. As of September 30, 2023, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the three months ended September 30, 2023 and 2022, we spent $109,000 and $241,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of the macroeconomic factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2024 and the foreseeable future.  We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	ability to obtain reimbursement from Medicare, Medicaid, or private insurance payers for our products including potential adverse impact with an expiration of the Centers for Medicare and Medicaid Services waiver for certain respiratory diseases;

•	component or raw material shortages, changes to lead times or significant price increases;

•	adverse changes to state and federal health care regulations;

•	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

•	entry of new competitors including new drug or pharmaceutical discoveries;

•	adverse economic and business conditions or intense competition;

•	the risks associated with our planned salesforce expansion;

•	wage and component price inflation;

•	technical problems with our research and products;

•	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

•	changes affecting the medical device industry;

•	our ability to develop new sales channels for our products such as the homecare distributor channel;

•	adverse international health care regulation impacting current international business;

•	our ability to renew our line of credit or obtain additional credit as necessary; and

•	our ability to protect and expand our intellectual property portfolio.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On May 26, 2021, our Board of Directors (the “Board”) approved the repurchase of up to $3.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under the authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and the approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2023 was approximately $275,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

*Management compensatory contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: November 7, 2023	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer (duly authorized officer)

Date: November 7, 2023	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer (principal financial officer and principal accounting officer)