Form 10-Q
period 2023-12-31
Electromed, Inc.
filed 2024-02-13
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No.: 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sixth Avenue NW New Prague, Minnesota	56071
(Address of principal executive offices)	(Zip Code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ELMD	NYSE American LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

There were 8,605,227 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 8, 2024.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,434,000	$7,372,000
Accounts receivable (net of allowances for doubtful accounts of $45,000)	22,988,000	24,130,000
Contract assets	574,000	487,000
Inventories	4,760,000	4,221,000
Prepaid expenses and other current assets	509,000	1,577,000
Total current assets	39,265,000	37,787,000
Property and equipment, net	5,377,000	5,672,000
Finite-life intangible assets, net	616,000	605,000
Other assets	125,000	161,000
Deferred income taxes	1,581,000	1,581,000
Total assets	$46,964,000	$45,806,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,041,000	$1,372,000
Accrued compensation	2,806,000	3,018,000
Income tax payable	253,000	336,000
Warranty reserve	1,483,000	1,378,000
Other accrued liabilities	990,000	1,949,000
Total current liabilities	6,573,000	8,053,000
Other long-term liabilities	49,000	86,000
Total liabilities	6,622,000	8,139,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,602,677 and 8,555,238 shares issued and outstanding, as of December 31, 2023 and June 30, 2023, respectively	86,000	86,000
Additional paid-in capital	19,634,000	18,788,000
Retained earnings	20,622,000	18,793,000
Total shareholders’ equity	40,342,000	37,667,000
Total liabilities and shareholders’ equity	$46,964,000	$45,806,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenues	$13,689,000	$11,729,000	$26,013,000	$22,387,000
Cost of revenues	3,144,000	3,047,000	5,970,000	5,374,000
Gross profit	10,545,000	8,682,000	20,043,000	17,013,000

Operating expenses
Selling, general and administrative	8,175,000	7,254,000	17,325,000	15,243,000
Research and development	107,000	154,000	313,000	452,000
Total operating expenses	8,282,000	7,408,000	17,638,000	15,695,000
Operating income	2,263,000	1,274,000	2,405,000	1,318,000
Interest income, net	96,000	7,000	173,000	11,000
Net income before income taxes	2,359,000	1,281,000	2,578,000	1,329,000

Income tax expense	685,000	304,000	749,000	271,000

Net income	$1,674,000	$977,000	$1,829,000	$1,058,000

Income per share:

Basic	$0.20	$0.12	$0.21	$0.13

Diluted	$0.19	$0.11	$0.21	$0.12

Weighted-average common shares outstanding:
Basic	8,545,120	8,442,939	8,541,254	8,442,684
Diluted	8,800,172	8,684,352	8,791,519	8,685,184

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$1,829,000	$1,058,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	398,000	272,000
Amortization of finite-life intangible assets	25,000	47,000
Share-based compensation expense	791,000	316,000
Deferred income taxes	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	1,142,000	(503,000)
Contract assets	(87,000)	(221,000)
Inventories	(509,000)	(321,000)
Prepaid expenses and other assets	1,104,000	176,000
Income tax payable, net	(83,000)	79,000
Accounts payable and accrued liabilities	(1,171,000)	(711,000)
Accrued compensation	(212,000)	(532,000)
Net cash provided by (used in) operating activities	3,227,000	(330,000)

Cash Flows From Investing Activities
Expenditures for property and equipment	(180,000)	(687,000)
Expenditures for finite-life intangible assets	(40,000)	(30,000)
Net cash used in investing activities	(220,000)	(717,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	55,000	16,000
Taxes paid on net share settlement of stock option exercises	-	(60,000)
Repurchase of common stock	-	(153,000)
Net cash provided by (used in) financing activities	55,000	(197,000)
Net increase (decrease) in cash	3,062,000	(1,244,000)
Cash and cash equivalents
Beginning of period	7,372,000	8,153,000
End of period	$10,434,000	$6,909,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$833,000	$182,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$13,000	$73,000
Intangible asset acquisitions in accounts payable	$-	$5,000
Demonstration equipment returned to inventory	$30,000	$26,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2022	8,475,438	$85,000	$18,308,000	$15,780,000	$34,173,000
Net income	–	–	–	81,000	81,000
Issuance of restricted stock	27,400	–	–	–	–
Forfeiture of restricted stock	(14,166)	–	–	–	–
Issuance of common stock upon exercise of options	11,760	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(60,000)	–	(60,000)
Share-based compensation expense	–	–	95,000	–	95,000
Repurchase of common stock	(14,568)	–	–	(145,000)	(145,000)
Balance at September 30, 2022	8,485,864	85,000	18,343,000	15,716,000	34,144,000
Net income	–	–	–	977,000	977,000
Issuance of restricted stock	26,000	–	–	–	–
Issuance of common stock upon exercise of options	3,100	–	16,000	–	16,000
Share-based compensation expense	–	–	221,000	–	221,000
Repurchase of common stock	(800)	–	–	(8,000)	(8,000)
Balance at December 31, 2022	8,514,164	$85,000	$18,580,000	$16,685,000	$35,350,000

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000
Net income	–	–	–	155,000	155,000
Issuance of restricted stock	20,878	–	–	–	–
Issuance of common stock upon exercise of options	2,934	–	29,000	–	29,000
Share-based compensation expense	–	–	371,000	–	371,000
Balance at September 30, 2023	8,579,050	86,000	19,188,000	18,948,000	38,222,000
Net income	–	–	–	1,674,000	1,674,000
Issuance of restricted stock	21,000	–	–	–	–
Issuance of common stock upon exercise of options	2,627	–	26,000	–	26,000
Share-based compensation expense	–	–	420,000	–	420,000
Balance at December 31, 2023	8,602,677	$86,000	$19,634,000	$20,622,000	$40,342,000

Electromed, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Interim Financial Reporting

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures, and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy for pulmonary care patients. The Company markets its products in the U.S. to the home health care and hospital markets. The Company also sells internationally through distributors.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 405,974 and 200,499 for the three months ended December 31, 2023, and 2022, respectively, and were 404,973 and 206,261 for the six months ended December 31, 2023 and 2022, respectively.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Homecare	$12,668,000	$10,732,000	$23,821,000	$20,364,000
Hospital	619,000	589,000	1,126,000	980,000
Homecare distributor	280,000	336,000	853,000	890,000
International	122,000	72,000	213,000	153,000
Total	$13,689,000	$11,729,000	$26,013,000	$22,387,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Commercial	$5,945,000	$4,040,000	$11,710,000	$7,919,000
Medicare	4,893,000	4,964,000	8,841,000	9,209,000
Medicare Supplemental	1,287,000	1,266,000	2,270,000	2,403,000
Medicaid	314,000	336,000	607,000	490,000
Other	229,000	126,000	393,000	343,000
Total	$12,668,000	$10,732,000	$23,821,000	$20,364,000

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

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all homecare agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For homecare sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated because of the described contingencies. As a result, the Company’s product sales qualify for point-in-time revenue recognition. Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

For each type of variable consideration discussed above, there are many contracts with similar characteristics with a wide range of possible transaction prices. For that reason, the Company uses the probability-weighted expected value method provided under ASC 606 to estimate variable consideration.

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

Hospital market. The Company’s hospital sales are made to hospitals and other clinics. Sales to these hospitals are negotiated with the individual hospital or with group purchasing organizations, with payments received directly from the hospital. No insurance reimbursement is involved. Generators are either sold or leased to the hospitals and associated hoses and wraps (used in hospital settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation in sales to hospital customers. The agreements with hospitals fall into two main types, distinguished by differences in the timing of transfer of control and timing of payments:

●	Outright sale – Under these transactions, the Company sells its products for a prescribed or negotiated price. Transfer of control of the product, and associated revenue recognition, occurs at the time of shipment and payment is made within normal credit terms, usually within thirty days.

●	Wrap usage agreements – Under these transactions, the Company provides a generator device at no cost to the hospital in return for a fixed annual commitment to purchase consumable wraps. These agreements are cancellable upon at least sixty days prior written notice by either party. If cancelled, the generator is returned to the Company, where it can be refurbished and used again later. Revenue for the consumable wraps is recognized when control transfers to the customer.

International market. Sales to international markets are made directly to several independent distributors at fixed contract prices that are not subject to further adjustments for variable consideration. Transfer of control of the products occurs upon shipment or delivery to the distributor, as applicable.

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

Contract balances. The following table provides information about contract assets from contracts with customers:

	Six Months Ended December 31, 2023	Fiscal Year Ended June 30, 2023
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$488,000	$286,000
Reclassification of contract assets to accounts receivable	(994,000)	(1,220,000)
Contract assets recognized	1,340,000	1,351,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(260,000)	71,000
Contract assets, ending	$574,000	$488,000

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

Note 3. Inventories

The components of inventory were as follows:

	December 31, 2023	June 30, 2023
Parts inventory	$3,666,000	$3,420,000
Work in process	507,000	470,000
Finished goods	708,000	323,000
Estimated inventory to be returned	261,000	265,000
Less: Reserve for obsolescence	(382,000)	(257,000)
Total	$4,760,000	$4,221,000

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

Changes in the Company’s warranty reserve were as follows:

	Six Months Ended December 31, 2023	Fiscal Year Ended June 30, 2023
Warranty reserve, beginning	$1,378,000	$1,256,000
Accrual for products sold	296,000	416,000
Expenditures and costs incurred for warranty claims	(191,000)	(294,000)
Warranty reserve, ending	$1,483,000	$1,378,000

Note 5. Income Taxes

Income tax expense was estimated at $685,000 and $749,000, and the effective tax rate was 28.8% and 28.9% for the three and six months ended December 31, 2023, respectively. Estimated income tax expense for the three and six months ended December 31, 2023, includes a discrete current tax benefit of $1,000 and $1,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $304,000 and $271,000, and the effective tax rate was 23.7% and 20.4% for the three and six months ended December 31, 2022, respectively. Estimated income tax expense for the three and six months ended December 31, 2022, includes a discrete current tax expense of $1,000 and discrete current tax benefit of $43,000, respectively, related to the exercise of stock options.

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the Company’s fiscal year ended June 30, 2020, are no longer open to U.S. federal, state or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2025, if not renewed before such date. There was no outstanding principal balance on the line of credit as of December 31, 2023, or June 30, 2023. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.50% on December 31, 2023) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. On December 31, 2023, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all the tangible and intangible assets of the Company.

The documents governing the line of credit contain certain financial and non-financial covenants that include a minimum tangible net worth covenant of not less than $10,125,000 and restrictions on the Company’s ability to incur certain additional indebtedness or pay dividends.

Note 7. Common Stock

Authorized shares: The Company’s Articles of Incorporation, as amended, have established 15,000,000 authorized shares of capital stock consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. As of December 31, 2023, a total of 239,995 shares have been repurchased and retired under this authorization for a total cost of $2,725,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares. There were no share repurchases for the three and six months ended December 31, 2023.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2023. Share-based compensation expenses were $791,000 and $316,000 for the six months ended December 31, 2023, and 2022, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the six months ended December 31, 2023, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at June 30, 2023	451,570	$6.93
Granted	262,062	$10.70
Exercised	(5,563)	$9.88
Cancelled or Forfeited	(8,713)	$11.02
Outstanding at December 31, 2023	699,356	$8.27

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2023	Fiscal Year Ended June 30, 2023
Risk-free interest rate	4.07 - 4.64%	2.88 – 4.23%
Expected term (years)	6	6
Expected volatility	52 - 53%	53 - 54%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On December 31 2023, the weighted average remaining contractual term for all outstanding stock options was 6.7 years and the aggregate intrinsic value of the options was $1,983,000. Outstanding on December 31, 2023, were 699,356 stock options issued to employees, of which 371,402 were vested and exercisable and had an aggregate intrinsic value of $1,879,000. As of December 31, 2023, $1,199,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted Stock

During the six months ended December 31, 2023, the Company issued restricted stock awards to employees totaling 20,878 shares of common stock, with a weighted average vesting term of 3.0 years and a weighted average fair value of $10.72 per share, and to directors totaling 21,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $10.44 per share. There were 55,111 shares of unvested restricted stock with a weighted average fair value of $10.51 per share outstanding as of December 31, 2023. As of December 31, 2023, $385,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years.

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our CEO in connection with his appointment as CEO on July 1, 2023. The PSUs are to be earned based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) are achieved. The performance-based restricted stock units will be eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a total shareholder return of 50% and the remaining shares upon a total shareholder return of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years.

Stock based compensation expense recognized for PSUs was $145,000 and $0 for the six months ended December 31, 2023, and 2022, respectively. The weighted average grant date fair value per unit was $6.58 and as of December 31, 2023, there are 175,000 PSUs outstanding. On December 31, 2023, there was approximately $1,006,000 of total unrecognized compensation expense related to outstanding PSUs that is expected to be recognized over a period of 3.50 years.

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

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients.

We manufacture, market, and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest Clearway® Airway Clearance System (“Clearway”), previous generation SmartVest SQL®, and related garments and accessories to patients with compromised pulmonary function. The SmartVest Clearway, which received 510(k) clearance from the U.S. Food and Drug Administration in December 2022, provides patients with proven quality of life outcomes while offering a state-of-the-art patient experience with a simple touch screen user interface, small footprint and lightest HFCWO generator on the market.

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

The SmartVest System is often eligible for reimbursement from major private insurance providers, health maintenance organizations (“HMOs”), state Medicaid systems, and the federal Medicare system, which we believe is an important consideration for patients considering an HFCWO course of therapy. For domestic sales, the SmartVest System may be reimbursed under the Medicare-assigned billing code (E0483) for HFCWO devices if the patient has cystic fibrosis, bronchiectasis (including chronic bronchitis or COPD that has resulted in a diagnosis of bronchiectasis), or any one of certain enumerated neuromuscular diseases and myopathies and can demonstrate that another less expensive physical or mechanical treatment did not adequately mobilize retained secretions. Private payers consider a variety of sources, including Medicare, as guidelines in setting their coverage policies and payment amounts.

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

Results of Operations

Net Revenues

Net revenues for the three and six months ended December 31, 2023 and 2022 are summarized in the table below.

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Homecare	$12,668,000	$10,732,000	$1,936,000	18.0%	$23,821,000	$20,364,000	$3,457,000	17.0%
Hospital	619,000	589,000	30,000	5.1%	1,126,000	980,000	146,000	14.9%
Homecare distributor	280,000	336,000	(56,000)	(16.7%)	853,000	890,000	(37,000)	(4.2%)
International	122,000	72,000	50,000	69.4%	213,000	153,000	60,000	39.2%
Total	$13,689,000	$11,729,000	$1,960,000	16.7%	$26,013,000	$22,387,000	$3,626,000	16.2%

Homecare revenue. Homecare revenue increased by $1,936,000, or 18.0%, for the three months ended December 31, 2023, compared to the same period in the prior year. For the six months ended December 31, 2023, homecare revenue was $23,821,000, representing an increase of $3,457,000, or 17.0%, compared to the same period in the prior year. The increase in revenue was due to an increase in direct sales territories and efficiencies recognized within our reimbursement department as a result of recent investments made to streamline the claims process in the six months ended December 31, 2023.

Hospital revenue. Hospital revenue was $619,000, an increase of $30,000, or 5.1%, for the three months ended December 31, 2023, compared to the same period in the prior year. For the six months ended December 31, 2023, hospital revenue was $1,126,000, an increase of $146,000, or 14.9%, compared to the same period in the prior year. The increases were primarily due to an increase in sales representatives focused on the hospital market.

Homecare distributor revenue. Homecare distributor revenue decreased by $56,000, or 16.7%, for the three months ended December 31, 2023, compared to the same period in the prior year. For the six months ended December 31, 2023, homecare distributor revenue was $853,000, a decrease of $37,000, or 4.2%, compared to the same period in the prior year. The decreases in homecare distributor sales were primarily a result of the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

International revenue. International revenue was $122,000, an increase of $50,000, or 69.4%, for the three months ended December 31, 2023, compared to the same period in the prior year. For the six months ended December 31, 2023, international revenue was $213,000, an increase of $60,000, or 39.2% over the prior year primarily driven off the timing of international orders.

Gross profit

Gross profit increased to $10,545,000, or 77.0% of net revenues, for the three months ended December 31, 2023, from $8,682,000, or 74.0% of net revenues, in the same period in the prior year. Gross profit increased to $20,043,000, or 77.1% of net revenues, for the six months ended December 31, 2023, from $17,013,000, or 76.0% of net revenues, in the same period in the prior year. The increases in gross profit as a percentage of net revenues compared to the same period in the prior year were primarily due to decreased shipping expenses as well as increased material costs in the prior year to expedite inventory purchases which did not recur in the current year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $8,175,000 and $17,325,000 for the three and six months ended December 31, 2023, respectively, representing increases of $921,000 and $2,082,000, or 12.7% and 13.7%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $5,625,000 and $11,390,000 for the three and six months ended December 31, 2023, respectively, representing increases of $796,000 and $1,301,000, or 16.5% and 12.9%, respectively, compared to the same periods in the prior year. The increases in the current year periods were primarily due to salaries and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 58 as of December 31, 2023, 49 of which were direct sales representatives, compared to 57 field sales employees and 48 direct sales representatives as of December 31, 2022.

Travel, meals and entertainment expenses were $745,000 and $1,693,000 for the three and six months ended December 31, 2023, respectively, representing increases of $26,000 and $61,000, or 3.6% and 3.7%, respectively, compared to the same periods in the prior year. The increases in the current year periods were due to higher travel costs and an increased number of sales territories.

Total discretionary marketing expenses were $252,000 and $791,000 for the three and six months ended December 31, 2023, respectively, representing an increase of $70,000 and $422,000, or 38.5% and 114.4%, respectively, compared to the same periods in the prior year. The increases were primarily due to an investment in market research, direct-to-consumer and direct-to-physician marketing.

Professional fees were $934,000 and $2,244,000 for the three and six months ended December 31, 2023, respectively, representing decreases of $97,000 and $218,000, or 9.4% and 8.9%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The decreases were primarily due to legal fees in fiscal 2023 related to a reimbursement project that did not recur in fiscal 2024.

Research and development expenses. Research and development (“R&D”) expenses were $107,000 and $313,000 for the three and six months ended December 31, 2023, respectively, representing decreases of $47,000 and $139,000, or 30.5% and 30.8%, respectively, compared to the same periods in the prior year. The decreases were primarily due to reduced costs associated with our SmartVest Clearway platform development which has now been launched into the Homecare and hospital markets.

Interest income, net

Net interest income for the three and six months ended December 31, 2023, was $96,000 and $173,000, respectively, compared to $7,000 and $11,000, respectively, for the same periods in the prior year. The increases were primarily due to increased savings rates on higher cash balances.

Income tax expense

Income tax expense was estimated at $685,000 and $749,000, and the effective tax rate was 28.8% and 28.9%, for the three and six months ended December 31, 2023, respectively. Estimated income tax expense for the three and six months ended December 31, 2023 includes a discrete tax expense of $1,000 and a discrete tax benefit of $1,000, respectively, related to the exercise of stock options.

Income tax expense was estimated at $304,000 and $271,000, and the effective tax rate was 23.7% and 20.4%, for the three and six months ended December 31, 2022, respectively. Estimated income tax expense for the three and six months ended December 31, 2022, includes a discrete tax expense of $1,000 and a discrete tax benefit of $43,000, respectively, related to the exercise of stock options.

Net income

Net income for the three and six months ended December 31, 2023, was $1,674,000 and $1,829,000, respectively, compared to $977,000 and $1,058,000 for the same periods in the prior year. The increase in net income in the three months ended December 31, 2023, and six months ended December 31, 2022, was driven primarily by homecare revenue growth, an increase in gross profit margin, and an increase in interest income.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For six months ended December 31, 2023, net cash provided by operating activities was $3,227,000. Cash flows provided by operating activities consisted of net income of $1,829,000, non-cash expenses of $1,214,000, a decrease in accounts receivable of $1,142,000, and a decrease in prepaid expenses and other assets of $1,104,000. These cash flows from operating activities were offset by a decrease in accounts payable and other accrued liabilities of $1,171,000, an increase in inventory of $509,000, a decrease in accrued compensation of $212,000, an increase in contract assets of $87,000, and a decrease of taxes payable of $83,000.

The decrease in accounts receivable is primarily due to an increased focus on cash receipts from our cash collections team. The decrease in prepaid expenses and other assets, as well as the decrease in accounts payable and other accrued liabilities are primarily due to a litigation settlement payment related to our previously disclosed cyber security breach. The payment to the settlement fund during the first quarter of fiscal 2024 for the settlement amount of $825,000 was covered by insurance resulting in a reduction in other current assets and other accrued liabilities.

Cash Flows from Investing Activities

For the six months ended December 31, 2023, cash used in investing activities was $220,000. Cash used in investing activities consisted of $180,000 of expenditures for property and equipment and $40,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2023, cash provided by financing activities was $55,000, consisting of cash received upon stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $32,692,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

Our credit facility provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.50% on December 31, 2023) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2023, or June 30, 2023. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 17, 2025, if not renewed. As of December 31, 2023, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all our tangible and intangible assets.

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

For the six months ended December 21, 2023, and 2022, we spent $180,000 and $687,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of macroeconomic factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2024 and the foreseeable future. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives to satisfy our working capital and other cash requirements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on assertions of patent and trademark infringement. We are not party to any material pending legal proceedings.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On May 26, 2021, our Board of Directors (the “Board”) approved the repurchase of up to $3.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under the authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and the approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2023, was approximately $275,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

10.1	Electromed, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed November 30, 2023)*	Incorporated by Reference

10.2	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 13, 2023 (incorporated by references to Exhibit 10.2 to Current Report on Form 8-K filed December 15, 2023)	Incorporated by Reference

10.3	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2023 Equity Incentive Plan*	Filed Electronically

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2023, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

* Management compensatory contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date: February 13, 2024	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer (duly authorized officer)

Date: February 13, 2024	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer (principal financial officer and principal accounting officer)