Form 10-Q
period 2024-03-31
Electromed, Inc.
filed 2024-05-07
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 8,655,727 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 2, 2024.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,712,000	$7,372,000
Accounts receivable (net of allowances for credit losses of $45,000)	23,907,000	24,130,000
Contract assets	642,000	487,000
Inventories	4,178,000	4,221,000
Prepaid expenses and other current assets	592,000	1,577,000
Income tax receivable	291,000	-
Total current assets	41,322,000	37,787,000
Property and equipment, net	5,283,000	5,672,000
Finite-life intangible assets, net	648,000	605,000
Other assets	106,000	161,000
Deferred income taxes	1,542,000	1,581,000
Total assets	$48,901,000	$45,806,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$792,000	$1,372,000
Accrued compensation	2,987,000	3,018,000
Income tax payable	-	336,000
Warranty reserve	1,525,000	1,378,000
Other accrued liabilities	1,022,000	1,949,000
Total current liabilities	6,326,000	8,053,000
Other long-term liabilities	31,000	86,000
Total liabilities	6,357,000	8,139,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,655,727 and 8,555,238 shares issued and outstanding, as of March 31, 2024, and June 30, 2023, respectively	87,000	86,000
Additional paid-in capital	20,342,000	18,788,000
Retained earnings	22,115,000	18,793,000
Total shareholders' equity	42,544,000	37,667,000
Total liabilities and shareholders' equity	$48,901,000	$45,806,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenues	$13,871,000	$12,068,000	$39,884,000	$34,455,000
Cost of revenues	3,489,000	3,012,000	9,459,000	8,386,000
Gross profit	10,382,000	9,056,000	30,425,000	26,069,000

Operating expenses
Selling, general and administrative	8,374,000	7,694,000	25,699,000	22,937,000
Research and development	167,000	166,000	480,000	618,000
Total operating expenses	8,541,000	7,860,000	26,179,000	23,555,000
Operating income	1,841,000	1,196,000	4,246,000	2,514,000
Interest income, net	120,000	26,000	293,000	37,000
Net income before income taxes	1,961,000	1,222,000	4,539,000	2,551,000

Income tax expense	468,000	147,000	1,217,000	418,000

Net income	$1,493,000	$1,075,000	$3,322,000	$2,133,000

Income per share:

Basic	$0.17	$0.13	$0.39	$0.25

Diluted	$0.17	$0.12	$0.38	$0.25

Weighted-average common shares outstanding:
Basic	8,565,725	8,461,531	8,549,352	8,449,623
Diluted	8,892,821	8,710,106	8,822,938	8,694,407

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$3,322,000	$2,133,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	594,000	370,000
Amortization of finite-life intangible assets	37,000	52,000
Share-based compensation expense	1,250,000	506,000
Deferred income taxes	39,000	32,000
Changes in operating assets and liabilities:
Accounts receivable	223,000	(1,293,000)
Contract assets	(155,000)	(284,000)
Inventories	78,000	(264,000)
Prepaid expenses and other assets	1,234,000	105,000
Income tax receivable, net	(627,000)	(270,000)
Accounts payable and accrued liabilities	(1,386,000)	(111,000)
Accrued compensation	(31,000)	(660,000)
Net cash provided by operating activities	4,578,000	316,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(265,000)	(1,221,000)
Expenditures for finite-life intangible assets	(84,000)	(54,000)
Net cash used in investing activities	(349,000)	(1,275,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	111,000	40,000
Taxes paid on net share settlement of stock option exercises	-	(305,000)
Repurchase of common stock	-	(153,000)
Net cash provided by (used in) financing activities	111,000	(418,000)
Net increase (decrease) in cash	4,340,000	(1,377,000)
Cash and cash equivalents
Beginning of period	7,372,000	8,153,000
End of period	$11,712,000	$6,776,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,806,000	$655,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$35,000	$136,000
Intangible asset acquisitions in accounts payable	$-	$6,000
Option exercise proceeds in other assets	$194,000	$-
Demonstration equipment returned to inventory	$35,000	$9,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance on June 30, 2022	8,475,438	$85,000	$18,308,000	$15,780,000	$34,173,000
Net income	–	–	–	81,000	81,000
Issuance of restricted stock	27,400	–	–	–	–
Forfeiture of restricted stock	(14,166)	–	–	–	–
Issuance of common stock upon exercise of options	11,760	–	–	–	–
Taxes paid on stock options exercised on a net basis	–	–	(60,000)	–	(60,000)
Share-based compensation expense	–	–	95,000	–	95,000
Repurchase of common stock	(14,568)	–	–	(145,000)	(145,000)
Balance on September 30, 2022	8,485,864	85,000	18,343,000	15,716,000	34,144,000

Net income	–	–	–	977,000	977,000
Issuance of restricted stock	26,000	–	–	–	–
Issuance of common stock upon exercise of options	3,100	–	16,000	–	16,000
Share-based compensation expense	–	–	221,000	–	221,000
Repurchase of common stock	(800)	–	–	(8,000)	(8,000)
Balance at December 31, 2022	8,514,164	$85,000	$18,580,000	$16,685,000	$35,350,000

Net income	–	–	–	1,075,000	1,075,000
Issuance of common stock upon exercise of options	42,436	1,000	23,000	–	24,000
Taxes paid on stock options exercised on a net basis	–	–	(245,000)	–	(245,000)
Share-based compensation expense	–	–	190,000	–	190,000
Balance on March 31, 2023	8,556,600	$86,000	$18,548,000	$17,760,000	$36,394,000

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance on June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000
Net income	–	–	–	155,000	155,000
Issuance of restricted stock	20,878	–	–	–	–
Issuance of common stock upon exercise of options	2,934	–	29,000	–	29,000
Share-based compensation expense	–	–	371,000	–	371,000
Balance on September 30, 2023	8,579,050	86,000	19,188,000	18,948,000	38,222,000

Net income	–	–	–	1,674,000	1,674,000
Issuance of restricted stock	21,000	–	–	–	–
Issuance of common stock upon exercise of options	2,627	–	26,000	–	26,000
Share-based compensation expense	–	–	420,000	–	420,000
Balance on December 31, 2023	8,602,677	$86,000	$19,634,000	$20,622,000	$40,342,000

Net income	–	–	–	1,493,000	1,493,000
Issuance of restricted stock	2,550	–	–	–	–
Issuance of common stock upon exercise of options	50,500	1,000	249,000	–	250,000
Share-based compensation expense	–	–	459,000	–	459,000
Balance on March 31, 2024	8,655,727	$87,000	$20,342,000	$22,115,000	$42,544,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements (Unaudited)

Note 1. Interim Financial Reporting

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures, and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy for pulmonary care patients. The Company markets its products in the U.S. to the homecare and hospital markets. The Company also sells internationally through distributors.

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

Net income per common share. Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into common stock at the beginning of the period unless their effect would be anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 289,362 and 179,992 for the three months ended March 31, 2024, and 2023, respectively, and were 400,639 and 200,140 for the nine months ended March 31, 2024, and 2023, respectively.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Homecare	$12,287,000	$10,971,000	$36,108,000	$31,335,000
Hospital	783,000	440,000	1,909,000	1,420,000
Homecare distributor	524,000	501,000	1,377,000	1,391,000
Other	277,000	156,000	490,000	309,000
Total	$13,871,000	$12,068,000	$39,884,000	$34,455,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Commercial	$5,974,000	$4,787,000	$17,684,000	$12,706,000
Medicare	4,825,000	4,544,000	13,666,000	13,753,000
Medicare Supplemental	1,177,000	1,278,000	3,447,000	3,681,000
Medicaid	115,000	128,000	722,000	618,000
Other homecare	196,000	234,000	589,000	577,000
Total	$12,287,000	$10,971,000	$36,108,000	$31,335,000

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

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long- standing business practice to regard all homecare agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For homecare sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated because of the described contingencies. As a result, the Company’s product sales qualify for point-in-time revenue recognition. Control transfers to the patient, and revenue is recognized, upon shipment of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

Other. Other revenue consists of international sales which are made directly to several independent distributors at fixed contract prices that are not subject to further adjustments for variable consideration or sales to other customers that do not fall into the markets described above. Transfer of control of the products occurs upon shipment or delivery to the distributor or customer, as applicable.

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

Accounts receivable. The Company’s accounts receivable balance is comprised of amounts due from individuals, -hospitals, and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid, and private insurance companies. Accounts receivables are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable is also net of an allowance for credit losses. Management determines the allowance for credit losses by regularly evaluating individual customer accounts and determining expected losses.

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

Contract balances. The following table provides information about contract assets from contracts with customers:

	Nine Months Ended March 31, 2024	Fiscal Year Ended June 30, 2023
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$487,000	$286,000
Reclassification of contract assets to accounts receivable	(1,453,000)	(1,220,000)
Contract assets recognized	1,829,000	1,351,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(221,000)	70,000
Contract assets, ending	$642,000	$487,000

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

Note 3. Inventories

The components of inventory were as follows:

	March 31, 2024	June 30, 2023
Parts inventory	$3,016,000	$3,420,000
Work in process	449,000	470,000
Finished goods	856,000	323,000
Estimated inventory to be returned	260,000	265,000
Less: Reserve for obsolescence	(403,000)	(257,000)
Total	$4,178,000	$4,221,000

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

Changes in the Company’s warranty reserve were as follows:

	Nine Months Ended March 31, 2024	Fiscal Year Ended June 30, 2023
Warranty reserve, beginning	$1,378,000	$1,256,000
Accrual for products sold	426,000	416,000
Expenditures and costs incurred for warranty claims	(279,000)	(294,000)
Warranty reserve, ending	$1,525,000	$1,378,000

Note 5. Income Taxes

Income tax expense was estimated at $468,000 and $1,217,000, and the effective tax rate was 23.9% and 26.8% for the three and nine months ended March 31, 2024, respectively. Estimated income tax expense for the three and nine months ended March 31, 2024, includes a discrete current tax benefit of $99,000 and $95,000, respectively, primarily related to the exercise of stock options.

Income tax expense was estimated at $147,000 and $418,000, and the effective tax rate was 12.0% and 16.4% for the three and nine months ended March 31, 2023, respectively. Estimated income tax expense for the three and nine months ended March 31, 2023, includes a discrete current tax benefit of $176,000 and $219,000, respectively, related to the exercise of stock options.

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

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2025, if not renewed before such date. There was no outstanding principal balance on the line of credit as of March 31, 2024, or June 30, 2023. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.50% on March 31, 2024) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. On March 31, 2024, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, the Board removed the date limitation. As of March 31, 2024, a total of 239,995 shares have been repurchased and retired under this authorization for a total cost of $2,725,000, or $11.36 per share. Repurchased shares have been retired and constitute authorized but unissued shares. There were no share repurchases for the three and nine months ended March 31, 2024.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2023. Share-based compensation expense was $1,250,000 and $506,000 for the nine months ended March 31, 2024, and 2023, respectively. This expense is included in selling, general and administrative expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the nine months ended March 31, 2024, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding on June 30, 2023	451,570	$6.93
Granted	263,162	$10.70
Exercised	(56,063)	$5.45
Cancelled or Forfeited	(21,079)	$10.46
Outstanding on March 31, 2024	637,590	$8.50

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended March 31, 2024	Fiscal Year Ended June 30, 2023
Risk-free interest rate	3.85 – 4.64%	2.88 - 4.23%
Expected term (years)	6	6
Expected volatility	51 - 53%	53% - 54%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On March 31, 2024, the weighted average remaining contractual term for all outstanding stock options was 6.7 years and the aggregate intrinsic value of the options was $4,878,000. Outstanding on March 31, 2024, were 637,590 stock options issued to employees, of which 319,088 were vested and exercisable and had an aggregate intrinsic value of $3,118,000. As of March 31, 2024, $925,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock

During the nine months ended March 31, 2024, the Company issued restricted stock awards to employees totaling 23,428 shares of common stock, with a weighted average vesting term of 3.0 years and a weighted average fair value of $10.74 per share, and to directors totaling 21,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $10.44 per share. There were 57,661 shares of unvested restricted stock with a weighted average fair value of $10.53 per share outstanding as of March 31, 2024. As of March 31, 2024, $253,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

Stock based compensation expense recognized for PSUs was $217,000 and $0 for the nine months ended March 31, 2024, and 2023, respectively. The weighted average grant date fair value per unit was $6.58 and as of March 31, 2024, there are 175,000 PSUs outstanding. On March 31, 2024, there was approximately $935,000 of total unrecognized compensation expense related to outstanding PSUs that is expected to be recognized over a period of 3.25 years.

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

Our products are sold in both the homecare market and the hospital market for inpatient use, which we refer to as “hospital sales.” Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from bronchiectasis, cystic fibrosis, and other chronic pulmonary conditions which require external chest manipulation to enhance mucus transport. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), patients with post-surgical complications or who are ventilator dependent and patients who have other conditions involving excess secretion and impaired mucus transport.

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

Change Healthcare Update

In late February 2024, UnitedHealth Group’s Change Healthcare was impacted by a cybersecurity incident, negatively impacting financial operations for hospitals, insurers, pharmacies, and medical groups nationwide. Change Healthcare is a financial clearinghouse that works across the health system to make clinical, administrative and financial processes simpler and more efficient for payers, providers and consumers.

Electromed had historically filed all non-Medicare claims through Change Healthcare’s clearinghouse. However, we resolved nearly 75% of our delayed claims by the end of the quarter with successful submissions through an alternate clearinghouse. Although we experienced an approximately three-week delay in non-Medicare claims submissions, our impact to cashflow was less than $1,000,000 for the quarter ended March 31, 2024, and is expected to fully resolve by the end of the current fiscal year, June 30, 2024.  In spite of this headwind, we finished the quarter ended March 31, 2024 with $11,712,000 of cash, a $1,278,000 improvement from our prior quarter ($10,434,000 for the quarter ended December 31, 2023).

Although we were able to adapt quickly to mitigate the direct impacts of the Change Healthcare cyberattack on our business and operations future disruptions through Change Healthcare or any other financial clearinghouse could have a material adverse impact on our cash flow and ultimate ability to receive payment on our claims.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended March 31, 2024, and 2023 are summarized in the table below.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Increase		2024	2023	Increase (Decrease)
Homecare	$12,287,000	$10,971,000	$1,316,000	12.0%	$36,108,000	$31,335,000	$4,773,000	15.2%
Hospital	783,000	440,000	343,000	78.0%	1,909,000	1,420,000	489,000	34.4%
Homecare distributor	524,000	501,000	23,000	4.6%	1,377,000	1,391,000	(14,000)	(1.0%)
Other	277,000	156,000	121,000	77.6%	490,000	309,000	181,000	58.6%
Total	$13,871,000	$12,068,000	$1,803,000	14.9%	$39,884,000	$34,455,000	$5,429,000	15.8%

Homecare revenue. Homecare revenue increased by $1,316,000, or 12.0%, for the three months ended March 31, 2024, compared to the same period in the prior year. For the nine months ended March 31, 2024, homecare revenue was $36,108,000, representing an increase of $4,773,000, or 15.2%, compared to the same period in the prior year. The increase in revenue was due to an increase in direct sales representatives, and efficiencies recognized within our reimbursement department as a result of recent investments made to streamline the claims process in the nine months ended March 31, 2024.

Hospital revenue. Hospital revenue was $783,000, an increase of $343,000, or 78.0%, for the three months ended March 31, 2024, compared to the same period in the prior year. For the nine months ended March 31, 2024, hospital revenue was $1,909,000, an increase of $489,000, or 34.4%, compared to the same period in the prior year. The increases were primarily due to an increase in sales representatives focused on the hospital market as well as increased capital and disposable demand.

Homecare distributor revenue. Homecare distributor revenue increased by $23,000, or 4.6%, for the three months ended March 31, 2024, compared to the same period in the prior year. For the nine months ended March 31, 2024, homecare distributor revenue was $1,377,000, a decrease of $14,000, or 1.0%, compared to the same period in the prior year. The change in Homecare distributor sales were primarily a result of the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis.

Other revenue. Other revenue was $277,000, an increase of $121,000, or 77.6%, for the three months ended March 31, 2024, compared to the same period in the prior year. For the nine months ended March 31, 2024, other revenue was $490,000, an increase of $181,000, or 58.6%, compared to the same period in the prior year. The increase in other revenue was primarily due to the timing of international distributor purchases and purchases by customers that do not fall within the other markets described above, which caused significant fluctuations in reported revenue on a quarterly basis.

Gross profit

Gross profit increased to $10,382,000, or 74.8% of net revenues, for the three months ended March 31, 2024, from $9,056,000, or 75.0% of net revenues, in the same period in the prior year. Gross profit increased to $30,425,000, or 76.3% of net revenues, for the nine months ended March 31, 2024, from $26,069,000, or 75.7% of net revenues, in the same period in the prior year. The decrease in gross profit as a percentage of net revenues compared to the same three-month period in the prior year was primarily due to costs associated with the wind down of our previous generator models. The increase in gross profit as a percentage of net revenues compared to the same nine-month period in the prior year was primarily due to decreased shipping expenses and increased material costs in the prior year to expedite inventory purchases which did not recur in the current year.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $8,374,000 and $25,699,000 for the three and nine months ended March 31, 2024, respectively, representing increases of $680,000 and $2,762,000, or 8.8% and 12.0%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $5,721,000 and $17,111,000 for the three and nine months ended March 31, 2024, respectively, representing increases of $684,000 and $2,191,000, or 13.6% and 14.7%, respectively, compared to the same periods in the prior year. The increase in the current year periods were primarily due to increases in share-based compensation, salaries, and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges including share-based compensation for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 59 as of March 31, 2024, 51 of which were direct sales representatives, compared to 57 field sales employees and 48 direct sales representatives as of March 31, 2023.

Travel, meals and entertainment expenses were $760,000 and $2,453,000 for the three and nine months ended March 31, 2024, respectively, representing increases of $102,000 and $163,000, or 15.5% and 7.1%, respectively, compared to the same periods in the prior year. The increase in the current year periods were due to a higher average number of direct sales representatives, higher travel costs, an increased number of sales territories, and a mid-year sales meeting held in Q3 FY 2024.

Total discretionary marketing expenses were $304,000 and $1,095,000 for the three and nine months ended March 31, 2024, respectively, representing increases of $92,000 and $514,000, or 43.4% and 88.5%, respectively, compared to the same periods in the prior year. The increases were primarily due to an investment in market research, direct-to-consumer and direct-to-physician marketing.

Professional fees were $978,000 and $3,222,000 for the three and nine months ended March 31, 2024, respectively, representing decreases of $410,000 and $628,000, or 29.5% and 16.3%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The decrease in the three months ended March 31, 2024, were primarily related to legal and consulting costs associated with the termination of the Public Health Emergency for COVID-19 and recruiting costs for multiple senior leadership positions that has not recurred in the fiscal year ending June 30, 2024 (“fiscal 2024”). In addition to those fees that did not recur in the third quarter, the decreases in the nine months ended March 31, 2024, were due to legal fees in fiscal 2023 related to a reimbursement project that has not recurred in fiscal 2024.

Research and development expenses. Research and development (“R&D”) expenses were $167,000 and $480,000 for the three and nine months ended March 31, 2024, respectively, representing an increase of $1,000, or 0.6%, and a decrease of $138,000, or 22.3%, respectively, compared to the same periods in the prior year. The decrease in the nine months ended March 31, 2024, were primarily due to reduced costs associated with our SmartVest Clearway platform development in the prior year which has now been launched into the Homecare and Hospital markets.

Interest income, net

Net interest income for the three and nine months ended March 31, 2024, was $120,000 and $293,000, respectively, compared to $26,000 and $37,000, respectively, for the same periods in the prior year. These increases were due to increased savings rates on higher cash balances.

Income tax expense

Income tax expense was estimated at $468,000 and $1,217,000, and the effective tax rate was 23.9% and 26.8%, for the three and nine months ended March 31, 2024, respectively. Estimated income tax expense for the three and nine months ended March 31, 2024, includes a discrete tax benefit of $99,000 and $95,000, respectively, primarily related to the exercise of stock options.

Income tax expense was estimated at $147,000 and $418,000, and the effective tax rate was 12.0% and 16.4%, for the three and nine months ended March 31, 2023, respectively. Estimated income tax expense for the three and nine months ended March 31, 2023, includes a discrete tax benefit of $176,000 and $219,000, respectively, related to the exercise of stock options.

Net income

Net income for the three and nine months ended March 31, 2024, was $1,493,000 and $3,322,000, respectively, compared to $1,075,000 and $2,133,000 for the same periods in the prior year. The increases in net income were driven primarily by net revenues growth and an increase in interest income.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows provided by Operating Activities

For the nine months ended March 31, 2024, net cash provided by operating activities was $4,578,000. Cash flows provided by operating activities consisted of net income of $3,322,000, non-cash expenses of $1,920,000, a decrease in prepaid expenses and other assets of $1,234,000, an increase in income tax receivable, net, of $627,000, a decrease in accounts receivable of $223,000, and a decrease in inventory of $78,000. These cash flows from operating activities were offset by a decrease in accounts payable and accrued liabilities of $1,386,000, an increase in contract assets of $155,000, and a decrease in accrued compensation of $31,000.

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

Cash Flows used in Investing Activities

For the nine months ended March 31, 2024, cash used in investing activities was $349,000. Cash used in investing activities consisted of $265,000 in expenditures for property and equipment and $84,000 in expenditures for intangible asset costs.

Cash Flows provided by Financing Activities

For the nine months ended March 31, 2024, cash provided by financing activities was $111,000, consisting of cash received for stock option exercises.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of $34,996,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

Our credit facility provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.50% on March 31, 2024) less 1.00% and is payable monthly. There was no outstanding principal balance on the line of credit as of March 31, 2024, or June 30, 2023. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable, and the line of credit expires on December 17, 2025, if not renewed. As of March 31, 2024, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

For the nine months ended March 31, 2024, and 2023, we spent $265,000 and $1,221,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2021, our Board of Directors (the “Board”) approved the repurchase of up to $3.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under the authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and the approximate dollar value of shares that may yet be purchased under the plan as of March 31, 2024, was approximately $275,000. There were no share repurchases for the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, and (v) Notes to Condensed Financial Statements	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

* Management compensatory contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	May 7, 2024	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer (duly authorized officer)

Date:	May 7, 2024	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)