Form 10-K
period 2024-06-30
Electromed, Inc.
filed 2024-08-27
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2024 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission File number 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

500 Sixth Avenue NW, New Prague, MN 56071

(Address of principal executive offices, including zip code)

(952) 758-9299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ELMD	NYSE American LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2023 was approximately $83,862,301 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,638,917 shares of the registrant’s common stock outstanding as of August 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s annual meeting of shareholders, to be filed within 120 days of June 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	ability to obtain reimbursement from Medicare, Medicaid, or private insurance payers for our products;

●	component or raw material shortages, changes to lead times or significant price increases;

●	adverse changes to state and federal health care regulations;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	wage and component price inflation;

●	technical problems with our research and products;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the homecare distributor channel;

●	adverse international health care regulation impacting current international business;

●	our ability to renew our line of credit or obtain additional credit as necessary; and

●	our ability to protect and expand our intellectual property portfolio.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and the results of our operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ii

PART I

Item 1. Business.

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops, manufactures, markets and sells innovative products that provide airway clearance therapy, including the SmartVest® Airway Clearance System (“SmartVest System”) to patients with compromised pulmonary function with a commitment to excellence and compassionate service. Our goal is to make High Frequency Chest Wall Oscillation (“HFCWO”) treatments as effective, convenient, and comfortable as possible, so our patients can breathe easier and live better with improved respiratory function and fewer exacerbations.

We primarily employ a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients, and deliver the SmartVest System to patients, training them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment (“DME”) channel and capture both the manufacturer and distributor margins. We also sell our products in the acute care setting for patients in a post-surgical or intensive care unit, or who were admitted for a lung infection brought on by compromised airway clearance. Electromed was incorporated in Minnesota in 1992. Our common stock is listed on the NYSE American under the ticker symbol “ELMD.”

The SmartVest System generates HFCWO, an airway clearance therapy. The SmartVest System features a programmable air pulse generator, a therapy garment worn over the upper body and a connecting hose, which together provide safe, comfortable, and effective therapy to clear the lung and airway from retained secretions and mucus which can harbor bacteria and lead to infection. One important factor of respiratory health is the ability to clear secretions from airways. Impaired airway clearance, when mucus cannot be expectorated, may result in labored breathing, inflammatory response and/or immune systems boosting mucus production that invites bacteria trapped in stagnant secretions to cause infections. Studies show that HFCWO therapy is as effective an airway clearance method for patients who have compromised pulmonary function as traditional chest physical therapy (“CPT”) administered by a respiratory therapist.1 However, HFCWO can be self-administered, relieving a caregiver of participation in the therapy, and eliminating the attendant cost of an in-home care provider. We believe that HFCWO treatments are cost-effective primarily because they reduce a patient’s risk of respiratory infections and other secondary complications that are associated with impaired airway clearance and often result in costly hospital visits and repeated antibiotic use.

The SmartVest System is designed for patient comfort and ease of use which promotes adherence to prescribed treatment schedules, leading to improved airway clearance, patient outcomes and quality of life, and a reduction in healthcare utilization. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for a tailored fit. User-friendly controls allow patients to administer their daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure that the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement department works on behalf of the patient by processing their physician paperwork, providing clinical support and billing the applicable insurance provider. We believe that the advantages of the SmartVest System and the Company’s customer services to the patient include:

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

We have received clearance from the U.S. Food and Drug Administration (“FDA”) to market the SmartVest System to promote airway clearance and improve bronchial drainage. In addition, Electromed is approved for HFCWO device sales in other, select international countries. The SmartVest System is available only with a physician’s prescription.

The SmartVest System is currently available in two models, The SmartVest SQL® and SmartVest Clearway®– which are sold into homecare and hospital markets. In November 2022, we announced the introduction of SmartVest Clearway®, our next generation HFCWO system designed around an enhanced patient experience and modern design. We will continue to support and service earlier SmartVest models pursuant to the applicable product warranty. As part of our growth strategies, we evaluate opportunities involving products and services, especially those that may provide value to the respiratory homecare and hospital market.

The SmartVest Clearway System

The SmartVest Clearway System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment to create oscillatory pressure on the chest wall. The SmartVest Clearway is designed for maximum comfort and lifestyle convenience, so patients can readily fit therapy into their daily routines. The SmartVest Clearway was designed with patient experience in mind, continuing our history of offering the smallest, lightest weight generator on the market and featuring an intuitive touch screen to simplify use. The enhanced features make it easier to use and enable greater patient freedom in completing therapy.

●	360° oscillation coverage and patented Soft Start(R) technology: All SmartVest garments provide 360° oscillation coverage, which delivers simultaneous treatment to all lobes of the lungs. The oscillatory squeeze-and-release technology delivers therapeutic pressure to the chest wall to loosen, sheer and propel mucus into the upper airways where it can be more easily expectorated. Our patented Soft Start technology gently inflates the garment to better acclimate the patient to therapy.

●	Open system design with Breathing RoomTM: The active inflate – active deflate mechanism of the SmartVest System enables patients to take deep breaths during therapy without feeling restricted, providing patients with a more comfortable treatment experience.

●	Programmable generator with user-friendly device operation: The SmartVest Clearway introduces an intuitive touchscreen with single touch start. The improved user interface enhances device programming and simplifies everyday use. The system features multiple operating modes, including ramp, favorite settings designations, and options for saving, locking and restoring protocols. An enhanced pause feature allows the physician to program dedicated times for the patient to clear secretions during therapy.

●	Patented single-hose design: A single-hose delivers oscillations to the SmartVest garment, which we believe provides therapy in a more comfortable and unobtrusive manner than a two-hose system. Oscillations are delivered evenly from the base of the SmartVest garment, extending the forces upward and inward in strong but smooth cycles surrounding the chest.

●	Soft-fabric garment is lightweight and comfortable: The SmartVest garment is the lightest HFCWO garment available and is designed to resemble an article of clothing. The garment’s design takes weight off of the patient’s shoulders and torso, enhancing the therapy experience. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to ensure a properly tailored fit to accommodate pediatric and adult patients.

●	Smaller and lighter: SmartVest Clearway is the smallest and lightest HFCWO generator on the market, weighing less than 14 pounds. The lightweight design, ergonomic carrying handle and compact storage case make it easier for patients to move throughout their home as well as store and integrate HFCWO therapy into their daily lives.

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

Our Market

We estimate the U.S. market for HFCWO was approximately $235 million in 2023 growing at an 8% compound annual growth rate based on independent third-party market research15. We believe the market for HFCWO is under recognized and underdiagnosed and is continuing to expand due to an aging population, higher incidence of chronic lung disease, growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy, and treatments moving to lower cost homecare settings. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when they believe the patient will benefit from improved airway clearance and external chest manipulation as the best treatment to enhance mucus transport and improve bronchial drainage.

The SmartVest System is primarily prescribed for patients with bronchiectasis, cystic fibrosis, and neuromuscular conditions such as cerebral palsy and ALS. We believe that bronchiectasis represents the fastest growing diagnostic category and greatest potential for HFCWO growth in the United States growing at 12% annually in recent years 15. Bronchiectasis is an irreversible, chronic lung condition characterized by enlarged and permanently damaged bronchi. The condition is associated with recurrent lower respiratory infections, inflammation, reduction in pulmonary function, impaired respiratory secretion clearance, increased hospitalizations and medication use, and increased morbidity and mortality.

We are driven to make life’s important moments possible, one breath at a time, by leading the HFCWO therapy market in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed continues to add to the body of evidence in support of HFCWO with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using the SmartVest System. This includes a 2022 publication in the American Journal of Respiratory and Critical Care Medicine reviewing outcomes among non-cystic fibrosis bronchiectasis patients with HFCWO Therapy2-6. In addition, we designed and ran a quality-of-life study for COPD patients using SmartVest, which was shared at the 2023 American Thoracic Society International Conference and published in American Journal of Respiratory and Critical Care Medicine. The study’s results demonstrated statistically significant favorable responses to HFCWO as add on therapy for patients with a primary diagnosis of COPD. We have also shared data from our bronchiectasis quality of life trial at the 2023 World Bronchiectasis and NTM Conference, highlighting the effects of HFCWO with SmartVest on clinical symptoms of patients with bronchiectasis. Generating additional clinical evidence to further support the SmartVest System as a preferred treatment for bronchiectasis patients will remain a focus in the fiscal year ended June 30, 2025 (“fiscal 2025”).

We believe that bronchiectasis is underrecognized and under-diagnosed but is experiencing a surge in clinical interest and awareness, including the relationship to COPD, commonly referred to as bronchiectasis COPD overlap syndrome. The overlap of bronchiectasis and COPD increases exacerbations and hospitalizations, reduces pulmonary function, and increases mortality. Several recent studies have estimated prevalence of bronchiectasis, which we believe are helpful for estimating a range of the overall market size.

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

These studies indicate a wide range of potential prevalence of bronchiectasis patients in the United States. We also believe that it is difficult to estimate from these studies which patients will need or benefit from HFCWO. Internal company estimates derived from a 2023 analysis of claims data indicate a 15% penetration of HFCWO within the 824,000 diagnosed Bronchiectasis population (see Figure 1 below). We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study and epidemiology evidence with an even greater number of patients that could potentially benefit from diagnosis and treatment. We believe that HFCWO is under prescribed for bronchiectasis patients resulting in a large, underpenetrated US market opportunity and growth potential for HFCWO therapy.

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

15 Internal company estimates derived from VGM claims database

16 M. Bruner, C. Bazan, B. Liu, C. Marion, K.S. Skarvan, L. Edwards, G. Solomon. Effects of High Frequency Chest Wall Oscillation (HFCWO) on Clinical Symptoms in COPD. American Journal of Respiratory and Critical Care Medicine. 2023. Vol 207:C96

17 C. Cheng, M. Bruner, C. Bazan, B. Liu, C. Marion, L. Edwards, G. Solomon. Effects of High Frequency Chest Wall Oscillation (HFCWO) on Quality of Life in Bronchiectasis. 6th World Bronchiectasis & NTM Conference. 2023. Poster Abstract 310-B

18 Internal company estimates derived from Guidehouse 2023 literature review and 2023 CDC NHANES data

Estimated HFCWO Market Opportunity - Bronchiectasis Patients (U.S.) – Figure 1

The heightened awareness of bronchiectasis speaks to the growing body of clinical evidence supporting treatments to improve symptoms and manage disease progression.

●	In 2019, an observational comparative retrospective cohort study published in BMC Pulmonary Medicine evaluated the efficacy of a treatment algorithm in 65 patients with radiographic and symptom confirmed bronchiectasis, centered on initiation of HFCWO therapy with the SmartVest System.[5] Patients were treated per the algorithm if they reported greater than two exacerbations in the previous year and symptoms, including chronic cough, sputum production, or dyspnea. Results show that at one-year: exacerbations requiring hospitalization and antibiotic use were significantly reduced and mean forced expiratory volume remained stable post enrollment, suggesting early initiation of HFCWO therapy with SmartVest may slow the otherwise normal progression of the disease.

●	In 2022, the American Journal of Respiratory and Crucial Care Medicine published the results of a third-party retrospective cohort analysis of 101 qualifying NCFBE patients who received HFCWO. Key findings revealed that patients who used HFCWO therapy experienced improved health outcomes, a reduction in healthcare resource utilization and reduction in medication usage.[6]

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

Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2024, we had 62 field sales employees, including six regional sales managers, 53 clinical area managers (“CAMs”) and three clinical educators. We also have developed a network of approximately 170 respiratory therapists across the U.S. to assist with in-home SmartVest System patient training on a non-exclusive, independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists and provide national coverage to an internal team of Registered Respiratory Therapists dedicated to supporting SmartVest patients. Additionally, Electromed employs a team of reimbursement specialists dedicated to managing insurance and payer relations and supporting prescribers and patients in navigating financial considerations. The availability of reimbursement is an important consideration for health care professionals and patients. Because our product has an assigned Healthcare Common Procedure Coding System (“HCPCS”) code, a claim can be billed for reimbursement using that code. We must demonstrate the effectiveness of our products to public and private insurance providers. The availability of reimbursement exists primarily due to an established HCPCS code for HFCWO. A HCPCS code is assigned to services and products by the Centers for Medicare and Medicaid Services (“CMS”).

Of the $54.2 million of our revenue derived from the U.S. in fiscal 2024, approximately 94.7% represented homecare, inclusive of homecare distributor sales, and 4.7% represented hospital sales. We expect to achieve future sales, earnings, and overall market share growth through a continued focus on product innovation, differentiation and improved patient experiences and outcomes in the homecare market. We believe that our position in the market, direct sales team and a dedication to advancing education on HFCWO awareness positions us to drive market awareness and growth to the benefits of HFCWO in treatment of bronchiectasis. We believe that dedicated service to our providers and patients is a key component of achieving future sales. Providers seek companies that are easy to work with, are responsive and care for their patients as an extension of their practices.

We generate sales interest through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, support of industry through the COPD Foundation, as well as through a focus on increasing patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected Home Medical Equipment (“HME”) distributors. We maintain agreements with a limited number of HME distributors to distribute and sell the SmartVest System in the United States homecare market. We expect to continue our direct sales channel as our primary homecare revenue source.

Approximately 1.0% of our net revenues were from sales outside of the U.S. in both of our fiscal 2024 and our fiscal year ended June 30, 2023 (“fiscal 2023”), respectively. We sell our products outside of the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2024, most of our distributors operated in exclusive territories. Our principal distributors are located in Europe, the Arab states of the Persian Gulf, Southeast Asia, and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside of the U.S. is to support our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Our homecare revenue comes from reimbursement from commercial payers, Medicare, Medicaid, Veterans Affairs and direct patient payments. Reimbursement for HFCWO therapy and the SmartVest System varies among public and private insurance providers.

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians and increasing the number of covered lives across a broad payer market. We do this with an established and effective reimbursement department working on behalf of the patient by processing physician paperwork, seeking insurance authorization and processing claims. The skill and knowledge gained and offered by our reimbursement department is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to acquire the SmartVest System over a period of one to 15 months, which is consistent with reimbursement procedures followed by Medicare and other third parties. The payment amount we receive for any single referral may vary based on several factors, including Medicare and third-party reimbursement processes and policies. The reimbursement department includes our payer relations function working directly with all payer types to increase the covered lives for the SmartVest System with national and regional private insurers and applicable state and federal government entities as well as to maintain the current licenses with state and federal government and payer contracts.

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

During fiscal 2024 and 2023, we incurred R&D expenses of approximately $656,000 and $916,000, or 1.2% and 1.9% of our net revenues, respectively.

Intellectual Property

As of June 30, 2024, we held 12 United States and 44 foreign-issued patents covering the SmartVest System and its underlying technology. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance.

We generally pursue patent protection for patentable subject matter in our proprietary devices in foreign countries that we have identified as key markets for our products. These markets include the European Union, Japan, and other countries.

We have 13 U.S. trademark registrations along with 111 foreign trademark registrations.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 14,000 square feet, and we are certified on an annual basis to be compliant with International Organization for Standardization (“ISO”) 13485 quality system standards. Our site has been audited regularly by the FDA and Notified Body, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While components are outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory, and ISO standards. Many of our strategic suppliers are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We continually review our suppliers and component sources to ensure adequate availability of critical components and we maintain established inventory levels for critical components and finished goods to assure continuity of supply.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For each homecare SmartVest System initially purchased and currently located in the U.S., we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to hospitals and HME distributors within the U.S., and for all international sales, we provide a one to five year warranty.

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

The AffloVest® from Tactile Systems Technology Inc. (“Tactile Medical”) also participates in the same market as our SmartVest System. Tactile Medical primarily sells its device through HME companies who distribute homecare medical devices and supplies.

Alternative products for administering pulmonary therapy include: Positive Expiratory Pressure, Intrapulmonary Percussive Ventilation, CPT and breathing techniques. Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference.

Key drivers of HFCWO product sales continue to be improved quality of life through documented clinical outcomes and reduction in healthcare costs through resource utilization evidence. Technology innovations and enhancements to the patient experience such as size and weight of the generator, as well as optimized user interaction increase product reputation and patient satisfaction. We believe we distinguish ourselves in these areas with competitive advantages over alternative treatments ultimately improving the patient comfort, ease of use, and the effectiveness of HFCWO treatment. Because HFCWO is not “technique dependent,” as compared to most other alternative pulmonary therapy products, therapy remains consistent and controlled for the duration of treatment.

Governmental Regulation

Medicare and Medicaid

Recent government and private sector initiatives in the U.S. and foreign countries aim at limiting the growth of health care costs including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These initiatives are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices that result in better clinical outcomes. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement the program will pay for procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. Many private insurance programs look to Medicare as a guide in setting coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among our customers.

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other HME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local HME businesses, many states have enacted regulations that require a HME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a HME provider must have an in-state presence. In addition to Minnesota, the location of our corporate headquarters, we have a licensed in-state presence in seven other states. We also maintain an in-state presence in California to meet their state Medicaid requirements. In-state presence requirements vary from state to state, but generally require a physical location that is staffed and open during regular business hours. We are licensed to do business in all 50 states.

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

Human Capital

We believe that our dedicated, talented employees are our most valuable resource and a key strength in accomplishing our collective mission and goals. As of June 30, 2024, we had 174 employees, who are in 31 states throughout the United States. 18 of our employees were respiratory therapists licensed by appropriate state professional organizations. We also had approximately 170 respiratory therapists and health care professionals retained on a non-exclusive, independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

We believe in ensuring that employees understand our mission, purpose, and goals as well as their impact on our success. We use an annual performance review process to support development and performance discussions with employees. In addition, every employee is eligible to participate in our incentive plan, which allows us to share the rewards of the company with the people who significantly contribute to our success.

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

We are committed to ensuring a diverse workforce in a safe environment by maintaining compliance with applicable employment laws and governmental regulations. Treating employees with dignity and equality is of utmost importance in everything we do. We take pride in the fact that women represent 54% of our total managerial roles. We pride ourselves on accepting, hearing, and celebrating multiple approaches and points of view and building on an inclusive and diverse culture.

Safety is a vital aspect of the success of our people and business. We are proud of our employees’ collective commitment to secure and maintain safe work practices within our manufacturing operations. We also provide wellbeing services to support each employee’s physical and mental health and will continue to emphasize the importance of the safety and health of our employees in all we do.

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

Item 1C. Cybersecurity.

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

Cybersecurity Risk Management and Strategy

We have designed and implemented a cybersecurity risk management program to help us identify, assess, and mitigate cybersecurity risks relevant to our business, based on the National Institute of Standards and Technology (NIST) Cyber Security Framework. The cybersecurity risk management program is integrated into our Enterprise Risk Management (ERM) program.

Our cybersecurity risk management program includes:

●	dedicated cybersecurity professionals who analyze cybersecurity threats, define cybersecurity policy and requirements, implement protections, and monitor and respond to cybersecurity incidents;

●	cybersecurity regulatory-based risk assessments for the Company’s systems and applications (where required);

●	a formal incident response plan, in which incidents are classified based upon the severity, impact, and the potential harm that can be caused by the incident;

●	monthly information security training program for all employees, including phishing awareness training; and

●	engagement of third-party service providers to conduct assessments of the Company’s cybersecurity risk management program, penetration testing, and vulnerability testing.

To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company’s business strategy, results of operations or financial condition. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us.

Cybersecurity Governance

The Audit Committee and the Board of Directors provide oversight of cybersecurity risk management. The cybersecurity risk management program is co-led by senior leaders of our management and third-party service providers. Between our senior leaders, there is a combined 30+ years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. Our Director of IT leads the IT organization, reports directly to the Chief Financial Officer and works closely with the President and Chief Executive Officer to guide strategic direction and IT decisions to drive business outcomes. Our Board of Directors is engaged in the Company’s Enterprise Risk Management (ERM) program and receives briefings on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Audit Committee oversees the Company’s cybersecurity strategies, systems, and controls to ensure reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Audit Committee and Board of Directors receives regular updates on the Company’s cybersecurity risk management program from the Chief Financial Officer, Director of IT and third party managed service provider CISO.

Item 2.	Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 37,000 square feet, which are located on an approximately 2.3-acre parcel in New Prague, Minnesota. Nearly all of the Company’s revenues, profits, and assets are associated with this facility. We believe that our facilities are satisfactory for our long-term growth plans.

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

As of August 20, 2024, there were 53 registered holders of our common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

On May 26, 2021, our Board of Directors approved a stock repurchase authorization. Under the authorization, we were originally able to repurchase up to $3.0 million of outstanding shares of our common stock through May 26, 2022. On May 26, 2022, our Board of Directors removed the date limitation. The shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. As of June 30, 2024, a total of 258,356 shares have been repurchased and retired under this authorization for a total cost of $3.0 million. As a result, the authorization has been exhausted in its entirety. The following table sets forth information concerning purchases of shares of our common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2024	—	$—	—	$275,000
May 1 – May 31, 2024	—	—	—	$275,000
June 1 – June 30, 2024	18,361	14.95	18,361	$—
Total	18,361	$14.95	18,361

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest System that includes our newest generation SmartVest Clearway®, previous generation SmartVest SQL® and related products, to patients with compromised pulmonary function. The SmartVest Clearway is an updated and modern approach to HFCWO focused on an enhanced patient experience and proven patient outcomes. The product delivers effective 360o oscillatory pressure through our proprietary rapid inflate-deflate technology which improves the patient’s ability to breathe deeply during therapy. SmartVest Clearway is the smallest, and lightest generator on the market, and is designed with an intuitive touchscreen to simplify programing and everyday use. Our products are sold in both the homecare market and the hospital market. The SmartVest SQL has been sold in the domestic homecare market since 2014. In 2015, we launched the SmartVest SQL into hospital and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. In 2022, we launched the SmartVest Clearway to adult pulmonary, pediatric and cystic fibrosis patients for use in the home. We have marketed the SmartVest System and its predecessor products since 2000 to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, ALS, and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

We have primarily employed a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions to patients and train them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. We have engaged a limited number of regional durable medical equipment distributors focused on respiratory therapies as an alternate sales channel.

Our key growth strategies for fiscal 2025 are to accelerate our revenue growth by taking market share and expanding the addressable population for the largest and fastest growing segments of the market: adult pulmonology/bronchiectasis. Actions to support accelerating our revenue growth include the following:

●	Expand our sales force in targets geographies with high potential, adding an additional three territories and direct sales reps;

●	Increase SmartVest brand awareness through direct-to-consumer and physician marketing, and peer to peer education;

●	Provide best-in-class customer care and support; and

●	Develop and promulgate the body of bronchiectasis clinical evidence to increase physician adoption of the SmartVest System for patients.

Impacts of Certain Macro-Economic Conditions and the Supply Chain on Our Business and Operations

We observed increased lead times for certain components in our supply chain and increased material costs and shipping rates during the second half of fiscal 2022 and all of fiscal 2023. The changes to our supply chain lead times resulted in a temporary interruption that impacted product availability for certain customers beginning in September 2022 and continued through June 2023. In fiscal 2024, we experienced a return to normal supply chain lead times through renegotiated supplier agreements and improved long-term material requirements planning. We expect that material costs and shipping rates will continue to be a challenge during fiscal 2025 relating to supply chain availability and inflationary trends in electronic components and may extend to other components. In certain instances, we have purchased key materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that these macro-economic conditions could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

Critical Accounting Estimates

During the preparation of our financial statements, we are required to make estimates, assumptions and judgment that affect reported amounts. Those estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported revenues and expenses. We update these estimates, assumptions, and judgments as appropriate. Some of our accounting policies and estimates require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial statements. Such judgments are subject to an inherent degree of uncertainty. Among other factors, these judgments are based upon our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. The following is a summary of our primary critical accounting policies and estimates. See also Note 1 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

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

We request that customers return previously sold units that are no longer in use to us to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim the majority of previously sold units upon the discontinuance of patient usage. We are certified to recondition and resell returned SmartVest System units. Returned units are typically reconditioned and resold or used for demonstration equipment and warranty replacement parts.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected future sales. Estimated inventory to be returned is based on the number of devices that have shipped that are expected to be returned prior to completion of the insurance reimbursement process.

Warranty Reserve

The Company provides a lifetime warranty on its products to the prescribed patient for homecare sales within the U.S. and a one to five-year warranty for all homecare distributor, hospital and other sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life and cost per claim. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

Share-Based Compensation

Share-based payment awards consist of options to purchase shares of our common stock issued to employees, restricted stock awards, and performance-based awards. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. Expense is recognized on a graded vesting basis over the requisite service or vesting period of the award, or at the time services are provided for non-employee awards. Expenses for performance-based awards with market conditions is estimated using the Monte-Carlo pricing model at the date of grant and expense is recognized on a straight-line basis. In determining the fair value of options and performance-based awards with market conditions, we make various assumptions using the Black-Scholes and Monte-Carlo pricing models respectively, including expected risk-free interest rate, stock price volatility, and life. See Note 8 to the Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for a description of these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2024 Compared to Fiscal Year Ended June 30, 2023

Revenues

Revenue for the fiscal years ended June 30, 2024 and 2023 are summarized in the table below.

	Fiscal Years Ended June 30,
	2024	2023	Increase (Decrease)
Homecare Revenue	$49,503,000	$43,945,000	$5,558,000	12.6%
Hospital Revenue	2,535,000	2,080,000	455,000	21.9%
Homecare Distributor Revenue	1,852,000	1,618,000	234,000	14.5%
Other Revenue	826,000	424,000	402,000	94.8%
Total Revenue	$54,716,000	$48,067,000	$6,649,000	13.8%

Homecare Revenue. Homecare revenue increased by $5,558,000, or 12.6%, in fiscal 2024 compared to fiscal 2023. The increase in revenue was due to an increase in direct sales representatives, higher quality referrals, and efficiencies recognized within our reimbursement department. Efficiencies were due to recent investments aimed at increasing referral conversion rates and decreasing conversion processing time resulting in recognizing revenue on more units in fiscal 2024.

Hospital Revenue. Hospital revenue increased by $455,000, or 21.9%, in fiscal 2024 compared to fiscal 2023. Hospital revenue includes sales to hospitals, rental companies and other institutions. The increase was primarily due to an increase in sales representatives focused on the hospital market as well as increased capital and disposable demand.

Homecare Distributor Revenue. Homecare distributor revenue increased by $234,000, or 14.5%, in fiscal 2024 compared to fiscal 2023. The revenue increase in fiscal 2024 was due to increased demand from one of our primary homecare distribution partners. We sell to a limited number of home medical equipment distributors, who in turn sell our SmartVest System in the U.S. homecare market.

Other Revenue. Other revenue increased by $402,000, or 94.8%, in fiscal 2024 compared to fiscal 2023. The increase in other revenue was primarily due to increased demand of international distributor purchases and purchases by customers that do not fall within the other markets described above.

Gross Profit

Gross profit increased to $41,726,000 in fiscal 2024, or 76.3% of net revenues, from $36,519,000 or 76.0% of net revenues, in fiscal 2023. The increase in gross profit was primarily due to increased revenue in fiscal 2024, decreased shipping expenses and increased material costs in the prior year to expedite inventory purchases which did not recur in the current year.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $34,489,000 in fiscal 2024, representing an increase of $2,894,000 or 9.2% from $31,595,000 in fiscal 2023.

SG&A payroll and compensation-related expenses including health insurance benefits and other compensation increased by $2,885,000, or 14.0%, to $23,437,000 in fiscal 2024, compared to $20,552,000 in fiscal 2023. The increase in the current year was primarily due to increases in share-based compensation, salaries, and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges including share-based compensation for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 62, of which 53 were direct sales, as of June 30, 2024, compared to 55 as of June 30, 2023, of which 46 were direct sales. We expect to continue to expand our salesforce to align with our revenue growth projections.

Travel, meals and entertainment expenses increased $352,000, or 11.8%, to $3,342,000 for fiscal 2024 compared to $2,990,000 in fiscal 2023. The increase in the current year was primarily due to a higher average number of direct sales representatives, higher travel costs, an increased number of sales territories and a mid-year sales meeting held in fiscal 2024.

Professional and legal fees, including recruiting and insurance expenses, decreased by $456,000, or 8.6%, to $4,828,000 in fiscal 2024, compared to $5,284,000 in fiscal 2023. Professional fees include services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The decrease was primarily related to fiscal 2023 costs such as legal and consulting costs associated with the termination of the Public Health Emergency for COVID-19, recruiting costs for multiple senior leadership positions and legal fees related to a reimbursement project, all of which did not recur in fiscal 2024.

Total discretionary marketing expenses increased by $452,000, or 43.7% to $1,487,000 in fiscal 2024, compared to $1,035,000 in fiscal 2023. The increase in the current year was primarily due to an investment in market research, direct-to-consumer and direct-to-physician marketing.

Research and Development Expenses

R&D expenses decreased by $260,000, or 28.4%, to $656,000 in fiscal 2024 compared to $916,000 in fiscal 2023. The decrease in the current year was primarily due to reduced costs associated with our SmartVest Clearway platform development in the prior year which has now been launched into the Homecare and Hospital markets.

Interest Income, net

Net interest income was approximately $455,000 in fiscal 2024 compared to net interest income of $78,000 in fiscal 2023. The increase in the current year was primarily due to increased savings rates on higher cash balances.

Income Tax Expense

Income tax expense in fiscal 2024 was $1,886,000, which includes a current tax expense of $2,457,000 and a deferred benefit of $571,000. Estimated income tax expense includes a current federal and state tax benefit of approximately $103,000 related to the excess tax benefit for fully vested stock options and non-qualified stock options that were exercised during the period.

Income tax expense in fiscal 2023 was $920,000, which includes a current tax expense of $963,000 and a deferred benefit of $43,000. Estimated income tax expense includes a current federal and state tax benefit of approximately $250,000 related to the excess tax benefit for fully vested stock options and non-qualified stock options that were exercised during the period.

The effective tax rates were 26.8% and 22.5% for fiscal 2024 and 2023, respectively. The effective tax rates differ from the statutory federal rate because of state income taxes, R&D tax credits, and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income

Net income for fiscal 2024 was $5,150,000, compared to net income of $3,166,000 in fiscal 2023. The increase of $1,984,000, or 62.7% in the current year net income was primarily due to revenue growth, decreased professional fees, and increased interest income.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2024 was $9,067,000. Cash flows from operating activities consisted of net income of $5,150,000, non-cash expenses of approximately $1,962,000, a decrease in prepaid expenses and other assets of $1,321,000, a decrease in accounts receivable of $797,000, a decrease in inventories of $459,000 and an increase in accrued compensation of $875,000. These cash flows from operating activities were offset by a decrease in accounts payable and accrued liabilities of $1,206,000, an increase of $232,000 in contract assets and a decrease in income tax payable of $59,000.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2024 was approximately $395,000. Cash used in investing activities consisted of approximately $287,000 in expenditures for property and equipment, which included approximately $62,000 for software and $225,000 for equipment, and $108,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

Net cash provided by financing activities in fiscal 2024 was approximately $36,000, consisting of $311,000 received from the issuance of common stock upon the exercise of options, partially offset by $275,000 used for our share repurchase program.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $36,496,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for at least the next twelve months from the date of this report.

Effective December 13, 2023, we renewed our credit facility, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.50% as of June 30, 2024) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2024, or June 30, 2023. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2025, if not renewed. As of June 30, 2024, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

During fiscal 2024 and 2023, we spent approximately $287,000 and $1,648,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of macroeconomic conditions and other factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for at least the next twelve months from the date of this report.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

See Note 1 of the Notes to our Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in fiscal 2024 or pending adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2024 and 2023, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to the Company’s measurement of the adjustment reserve included the following, among others.

●	Recalculated the contractual and collection reserve estimates and compared them to the general ledger.

●	Selected samples of product sales, additional revenue collections and writeoffs, to inspect and compare to the underlying source documents and to test the reasonableness of the contractual adjustment and collection percentage assumptions used in management’s estimate.

●	Evaluated the reasonableness of management’s estimate of contractual and collection reserves by:

–	Comparing the estimates of realization percentages to historical net collection percentages for portfolio groups.

–	Evaluating whether quarterly historical realization percentages were reasonable and qualitatively consistent with internal and external independent data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Rochester, Minnesota

August 27, 2024

Electromed, Inc.

Balance Sheets
June 30, 2024 and 2023

	June 30,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$16,080,000	$7,372,000
Accounts receivable (net of allowances for credit losses of $45,000)	23,333,000	24,130,000
Contract assets	719,000	487,000
Inventories	3,712,000	4,221,000
Prepaid expenses and other current assets	329,000	1,577,000
Total current assets	44,173,000	37,787,000
Property and equipment, net	5,165,000	5,672,000
Finite-life intangible assets, net	657,000	605,000
Other assets	87,000	161,000
Deferred income taxes	2,152,000	1,581,000
Total assets	$52,234,000	$45,806,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,010,000	$1,372,000
Accrued compensation	3,893,000	3,018,000
Income tax payable	277,000	336,000
Warranty reserve	1,567,000	1,378,000
Other accrued liabilities	930,000	1,949,000
Total current liabilities	7,677,000	8,053,000
Other long-term liabilities	12,000	86,000
Total liabilities	7,689,000	8,139,000

Shareholders’ Equity
Common stock, $0.01 par value, 13,000,000 shares authorized; 8,637,883 and 8,555,236 issued and outstanding, as of June 30, 2024 and June 30, 2023, respectively	87,000	86,000
Additional paid-in capital	20,790,000	18,788,000
Retained earnings	23,668,000	18,793,000
Total shareholders’ equity	44,545,000	37,667,000
Total liabilities and shareholders’ equity	$52,234,000	$45,806,000

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2024 and 2023

	Years Ended June 30,
	2024	2023
Net revenues	$54,716,000	$48,067,000
Cost of revenues	12,990,000	11,548,000
Gross profit	41,726,000	36,519,000

Operating expenses
Selling, general and administrative	34,489,000	31,595,000
Research and development	656,000	916,000
Total operating expenses	35,145,000	32,511,000
Operating income	6,581,000	4,008,000

Interest income, net	455,000	78,000
Net income before income taxes	7,036,000	4,086,000

Income tax expense	1,886,000	920,000
Net income	$5,150,000	$3,166,000

Income per share:
Basic	$0.60	$0.37
Diluted	$0.58	$0.36

Weighted-average common shares outstanding:
Basic	8,562,245	8,463,684
Diluted	8,864,585	8,700,833

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2024 and 2023

	Common Stock		Additional	Retained	Total Shareholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance as of June 30, 2022	8,475,436	$85,000	$18,308,000	$15,780,000	$34,173,000

Net income	—	—	—	3,166,000	3,166,000
Issuance of restricted stock, net	28,701	—	—	—	—
Issuance of common stock upon exercise of options	66,467	1,000	82,000	—	83,000
Taxes paid on stock option exercised on a net basis	—	—	(310,000)	—	(310,000)
Share-based compensation expense	—	—	708,000	—	708,000
Repurchase of common stock	(15,368)	—	—	(153,000)	(153,000)
Balance as of June 30, 2023	8,555,236	86,000	18,788,000	18,793,000	37,667,000

Net income	—	—	—	5,150,000	5,150,000
Issuance of restricted stock, net	44,428	—	—	—	—
Issuance of common stock upon exercise of options	56,580	1,000	310,000	—	311,000
Share-based compensation expense	—	—	1,692,000	—	1,692,000
Repurchase of common stock	(18,361)	—	—	(275,000)	(275,000)
Balance as of June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2024 and 2023

	Years Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$5,150,000	$3,166,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	789,000	550,000
Amortization of finite-life intangible assets	52,000	63,000
Share-based compensation expense	1,692,000	708,000
Deferred income taxes	(571,000)	(43,000)
Changes in operating assets and liabilities:
Accounts receivable	797,000	(3,078,000)
Contract assets	(232,000)	(201,000)
Inventories	459,000	(1,033,000)
Prepaid expenses and other assets	1,321,000	202,000
Income tax payable	(59,000)	285,000
Accounts payable and accrued liabilities	(1,206,000)	420,000
Accrued compensation	875,000	276,000
Net cash provided by operating activities	9,067,000	1,315,000

Cash Flows from Investing Activities
Expenditures for property and equipment	(287,000)	(1,648,000)
Expenditures for finite-life intangible assets	(108,000)	(68,000)
Net cash used in investing activities	(395,000)	(1,716,000)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of options	311,000	83,000
Taxes paid on stock options exercised on a net basis	—	(310,000)
Repurchase of common stock	(275,000)	(153,000)
Net cash provided by (used in) financing activities	36,000	(380,000)
Net increase (decrease) in cash	8,708,000	(781,000)
Cash and cash equivalents
Beginning of period	7,372,000	8,153,000
End of period	$16,080,000	$7,372,000
Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$2,514,000	$676,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$4,000	$60,000
Intangible asset acquisitions in accounts payable	$—	$4,000
Lease assets obtained in exchange for new operating lease liabilities	$—	$120,000
Demonstration equipment transferred from inventory to property and equipment	$50,000	$10,000

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the homecare and hospital markets. The Company also sells internationally through distributors. International sales were $470,000 and $424,000 for the fiscal years ended June 30, 2024 (“fiscal 2024”) and June 30, 2023 (“fiscal 2023”), respectively.

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

Shipping and handling expense: Shipping and handling charges incurred by the Company are included in cost of revenues and were $383,000 and $896,000 for fiscal 2024 and 2023, respectively.

Cash and cash equivalents: Cash and cash equivalents consist of cash in bank deposits and money market funds with original maturities of three months or less at the time of purchase. The Company has not experienced any losses in these accounts.

Accounts receivable: The Company’s accounts receivable balance is comprised of amounts due from individuals, hospitals and distributors. Balances due from individuals are typically remitted to the Company by third-party reimbursement agencies such as Medicare, Medicaid and private insurance companies. Accounts receivable are carried at amounts estimated to be received from patients under reimbursement arrangements with third-party payers. Accounts receivable are also net of an allowance for credit losses. Management determines the allowance for credit losses by regularly evaluating individual customer accounts and separately considering macroeconomic trends in determining expected losses. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. Standard costs are reviewed at least annually by management, or more often in the event circumstances indicate a change in cost has occurred. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected future sales. Estimated inventory to be returned is based on how many devices that have shipped that are expected to be returned prior to completion of the insurance reimbursement process.

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

Leases: The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right of use (“ROU”) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent the Company’s right to control the use of the leased assets during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight line expense recognition.

Finite-life intangible assets: Finite-life intangible assets include patents and trademarks. These intangible assets are amortized on a straight-line basis over their estimated useful lives, as described in Note 5.

Long-lived assets: Long-lived assets, primarily property and equipment and finite-life intangible assets, are evaluated for impairment when significant events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base, and a realization of failed marketing efforts. The recoverability of an asset or asset group is measured by a comparison of the carrying value of the asset to future undiscounted cash flows.

The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s or assets group’s carrying amount over its estimated fair value.

In addition, we periodically reassess the estimated remaining useful lives of our long-lived and finite-life intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings. We have experienced no significant changes in the carrying amount or estimated remaining useful lives of our long-lived or amortizable intangible assets.

Warranty liability: The Company provides a lifetime warranty on its products to the prescribed patient for homecare sales within the U.S. and a one to five-year warranty for all homecare distributor, hospital and other sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped or delivered. Factors that affect the Company’s warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in the Company’s warranty liability were as follows:

	Years Ended June 30,
	2024	2023
Beginning warranty reserve	$1,378,000	$1,256,000
Accrual for products sold	559,000	416,000
Expenditures and costs incurred for warranty claims	(370,000)	(294,000)
Ending warranty reserve	$1,567,000	$1,378,000

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

Research and development: Research and development costs include the costs of research activities as well as engineering and technical efforts required to develop new products or make improvements to existing products. Research and development costs are expensed as incurred.

Advertising costs: Advertising costs are expensed when incurred. Advertising, marketing and trade show costs for fiscal 2024 and 2023 were $1,487,000 and $1,244,000, respectively.

Share-based payments: Share-based payment awards consist of options to purchase shares of common stock, performance-based share awards and restricted shares of common stock issued to employees for services. Expense for options is estimated using the Black-Scholes pricing model at the date of grant, expenses for performance-based awards with market conditions is estimated using the Monte-Carlo pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. Expense is recognized on a graded vesting basis over the requisite service or vesting period of the award, on a straight-line basis for performance-based awards, or at the time services are provided for non-employee awards.

Fair value of financial instruments: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

Net income per common share: Net income is presented on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period, excluding any restricted stock awards which have not vested. The diluted net income per common share calculation includes outstanding restricted stock grants and assumes that all stock options were exercised and converted into shares of common stock at the beginning of the period unless their effect is anti-dilutive. Common stock equivalents included in the calculation of diluted earnings per share were 302,340 and 237,149 shares for fiscal 2024 and 2023, respectively. Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 288,792 and 194,154 shares for fiscal 2024 and 2023, respectively.

Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) 2016-13 – Credit Losses: Measurement of Credit Losses on Financial Instruments (subsequently amended by ASU 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02)

The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. This standard was adopted July 1, 2023 and does not have a material impact on the financial statements.

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The standard introduces increased disclosure requirements primarily related to significant segment expenses, along with disclosure of key criteria and metrics utilized by the Chief Operating Decision Maker (“CODM”). It is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adoption and additional disclosure requirements.

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The standard introduces increased transparency about income tax information through the requirement of increased disclosures around specific categories in the rate reconciliation and requiring additional information on reconciling items. It is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption and additional disclosure requirements.

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

The timing of revenue recognition, billings and cash collections results in accounts receivable on the Balance Sheets as further described above under Accounts receivable and Contract assets in Note 1.

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	Years Ended June 30,
	2024	2023
Homecare	$49,503,000	$43,945,000
Hospital	2,535,000	2,080,000
Homecare distributor	1,852,000	1,618,000
Other	826,000	424,000
Total	$54,716,000	$48,067,000

In the following table, homecare revenue is disaggregated by payer type:

	Years Ended June 30,
	2024	2023
Commercial	$24,215,000	$18,481,000
Medicare	18,627,000	18,682,000
Medicare Supplemental	4,706,000	5,000,000
Medicaid	1,114,000	941,000
Other	841,000	841,000
Total	$49,503,000	$43,945,000

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

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all homecare agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For homecare sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated as a result of the described contingencies. As a result, the Company’s product sales qualify for point-in-time revenue recognition. Control transfers to the patient, and revenue is recognized upon shipment or delivery of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered, as further discussed under Accounts receivable and Contract assets below.

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

Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical collection patterns to estimate variable consideration for portfolios of contracts. The Company’s estimates of variable consideration consist of amounts it may receive from insurance providers in excess of its initial revenue estimate due to patients meeting deductibles or coinsurance during the payment duration, changes to a patient’s insurance status, changes in an insurance allowable, and amounts received directly from patients for their allowable or coinsurance. The Company believes it has representative historical information to estimate the amount of variable consideration in relevant portfolios considering the significant experience it has with each portfolio and the similarity of patient accounts within a portfolio. The analysis includes steps to ensure that revenue recognized on a portfolio basis does not result in a material difference when compared with an individual contract approach. The Company also leverages its historical experience and all available relevant information for each portfolio of contracts to minimize the risk its estimates used to arrive at the transaction price will result in a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

The Company often receives payment from third-party payers for the SmartVest System sales that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist because the purpose of such terms is not to provide financing to the patient, the payer or the Company. Rather, the extended payment terms are mandated by the government or commercial insurance programs, the fundamental purpose of which is to avoid paying the full purchase price of equipment that may potentially be used by the patient for only a short period of time.

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

Other Revenue. Sales to international or other customers are at fixed contract prices that are not subject to further adjustments for variable consideration. Transfer of control of the products occurs upon shipment or delivery to the customer as applicable.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	June 30,
	2024	2023
Receivables, included in “Accounts receivable, net of allowance for credit losses”	$23,333,000	$24,130,000
Contract Assets	$719,000	$487,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2022 were $21,052,000.

Significant changes in contract assets during the period are as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$487,000	$286,000
Reclassification of contract assets to accounts receivable	(2,325,000)	(1,220,000)
Contract assets recognized	2,840,000	1,351,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(283,000)	70,000
Contract assets, ending	$719,000	$487,000

Note 3.	Inventories

The components of inventory were as follows:

	June 30,
	2024	2023
Parts inventory	$2,556,000	$3,420,000
Work in process	454,000	470,000
Finished goods	834,000	323,000
Estimated inventory to be returned	265,000	265,000
Less: Reserve for obsolescence	(397,000)	(257,000)
Total	$3,712,000	$4,221,000

Note 4.	Property and Equipment

Property and equipment were as follows:

	Estimated Useful Lives (Years)	June 30,
		2024	2023
Building and building improvements	15-40	$3,448,000	$3,427,000
Land	N/A	200,000	200,000
Land improvements	15-20	173,000	173,000
Equipment	3-10	3,101,000	3,024,000
Software	3-7	2,236,000	2,166,000
Demonstration and rental equipment	3	1,105,000	1,090,000
Construction in progress	N/A	72,000	8,000
		10,335,000	10,088,000
Less: Accumulated depreciation		(5,170,000)	(4,416,000)
Net property and equipment		$5,165,000	$5,672,000

Note 5.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $273,000 and $224,000 as of June 30, 2024, and 2023, respectively.

The activity and net balances of finite-life intangible assets were as follows:

	Years Ended June 30,
	2024	2023
Balance, beginning	$605,000	$599,000
Additions	104,000	69,000
Amortization expense	(52,000)	(63,000)
Balance, ending	$657,000	$605,000

Based on the carrying value as of June 30, 2024, future amortization is expected to be as follows:

Fiscal years ending June 30:

2025	$49,000
2026	49,000
2027	48,000
2028	47,000
2029	44,000
Thereafter	420,000
Total	$657,000

Note 6.	Financing Arrangements

The Company has a credit facility that provides for a revolving line of credit and a term loan. Effective December 13, 2023, the Company renewed its $2,500,000 revolving line of credit. There was no outstanding principal balance on the line of credit as of June 30, 2024, or June 30, 2023. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.50% as of June 30, 2024) less 1.0% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable and the line of credit expires on December 18, 2025, if not renewed before such date. As of June 30, 2024, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On May 26, 2021, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company was originally able to repurchase up to $3.0 million of shares of common stock through May 26, 2022. On May 26, 2022, our Board of Directors removed the date limitation. As of June 30, 2024, a total of 258,356 shares have been repurchased and retired under this authorization for a total cost of $3,000,000, or $11.61 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8.	Share-Based Compensation

Share-based compensation expense for fiscal 2024 and 2023 was $1,692,000 and $708,000, respectively, related to employee stock options, performance-based restricted stock units and restricted stock awards. This expense is included in selling, general and administrative expense in the Statements of Operations. As of June 30, 2024, the Company had $1,659,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 3.0, 1.99 and 2.59 years related to performance-based restricted stock units, restricted stock awards and employee stock options, respectively.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and vest over a period of three years. In November 2023, the Company’s shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) which superseded the 2017 Omnibus Incentive Plan (the “2017 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). The 2023 Plan allows the Board to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. Upon vesting, and the Company’s determination that any necessary conditions precedent to the exercise of shares (such as satisfaction of tax withholding and compliance with applicable legal requirements) have been satisfied, shares purchased are delivered to the participant in a manner prescribed or permitted by the Board. The maximum number of shares of common stock available for issuance under the 2023 Plan is (i) 850,000 new shares of common stock, (ii) up to 192,018 shares of common stock that remained available for issuance under the 2017 Plan as of the approval date of the 2023 Plan, and (iii) up to 360,856 shares of common stock that were subject to outstanding awards under the 2017 Plan as of the approval date of the 2023 Plan, which shares will be available for future grants under the 2023 Plan to the extent that, on or after the approval date of the 2023 Plan, such awards expire, are cancelled, are forfeited or are settled for cash. There were 458,973 options granted under the 2017 Plan and prior plans outstanding as of June 30, 2024. There were 1,100 options issued under the 2023 Plan outstanding and 1,031,734 shares available for grant under the 2023 Plan as of June 30, 2024.

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

The following assumptions were used to estimate the fair value of options granted:

	Years Ended June 30,
	2024	2023
Risk-free interest rate	3.85-4.64%	2.88-4.23%
Expected term (years)	6	6
Expected volatility	51-52%	53-54%

The following table presents employee stock option activity for fiscal 2024 and 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding as of June 30, 2022	502,084	$3.71	$5.82	5.35
Granted	104,325	$5.35	$9.93	—
Exercised	(101,357)	$1.44	$2.21	—
Canceled or forfeited	(53,482)	$6.33	$11.29	—
Options outstanding as of June 30, 2023	451,570	$4.28	$6.93	5.53
Options exercisable as of June 30, 2023	377,875	$4.00	$6.25	4.90

Granted	263,162	$5.78	$10.70	—
Exercised	(56,580)	$3.66	$5.50	—
Canceled or forfeited	(23,079)	$5.81	$10.46	—
Options outstanding as of June 30, 2024	635,073	$4.91	$8.49	6.40
Options exercisable as of June 30, 2024	378,270	$4.34	$7.03	4.68

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2024, the weighted average remaining contractual term for all outstanding stock options was 6.4 years and their aggregate intrinsic value was $4,154,000. Outstanding at June 30, 2024 were 635,073 stock options issued to employees, of which 378,270 were vested and exercisable and had an aggregate intrinsic value of $3,029,000.

Restricted stock: The 2023 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including shares of restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees totaling 23,428 and 32,400 during fiscal 2024 and 2023, respectively, with a vesting term of three years and a fair value of $10.74 and $9.92 per share, respectively. The Company issued restricted stock awards to directors totaling 21,000 and 21,000 during fiscal 2024 and 2023, respectively, with a vesting term of six months and a fair value of $10.44 and $9.86 per share for fiscal 2024 and 2023, respectively. Restricted stock transactions during the years ended June 30, 2024 and 2023 are summarized as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value per Share
Unvested awards outstanding as of June 30, 2022	34,684	$12.59
Granted	53,400	$9.90
Vested	(45,152)	$11.05
Canceled or forfeited	(24,699)	$11.33
Unvested awards outstanding as of June 30, 2023	18,233	$10.23
Granted	44,428	$10.60
Vested	(40,034)	$10.45
Canceled or forfeited	—	—
Unvested awards outstanding as of June 30, 2024	22,627	$10.57

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our President and Chief Executive Officer in connection with his appointment as CEO on July 1, 2023. The PSUs are to be earned based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) are achieved. The performance-based restricted stock units will be eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a total shareholder return of 50% and the remaining shares upon a total shareholder return of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years.

The weighted average grant date fair value per unit was $6.58 per unit and as of June 30, 2024, there are 175,000 PSUs outstanding. On June 30, 2024, there was approximately $863,000 of total unrecognized compensation expense related to outstanding PSUs that is expected to be recognized over a period of 3.00 years.

Note 9.	Income Taxes

Components of the provision for income taxes were as follows:

	Years Ended June 30,
	2024	2023
Current:
Current Federal	$1,935,000	$744,000
Current State	522,000	219,000
Total Current	2,457,000	963,000
Deferred:
Deferred Federal	(516,000)	(20,000)
Deferred State	(55,000)	(23,000)
Total Deferred	(571,000)	(43,000)

Total Income Tax Expense	$1,886,000	$920,000

Actual income tax expense differs from the expected tax expense, computed by applying the statutory federal income tax rate to the Company’s earnings before income taxes, as follows:

	Years Ended June 30,
	2024	2023
Tax expense at statutory federal rate	$1,477,000	$858,000
State income tax expense, net of federal tax effect	369,000	155,000
Share based compensation	(82,000)	(212,000)
Disallowed meal expenses	169,000	69,000
Change in valuation allowance on deferred tax assets	—	11,000
Other permanent items	(47,000)	39,000
Income tax expense	$1,886,000	$920,000

The effective tax rates for fiscal 2024 and 2023 were 26.8% and 22.5%, respectively.

The significant components of deferred income taxes were as follows:

	June 30,
	2024	2023
Deferred tax assets:
Revenue recognition and accounts receivable reserves	$1,361,000	$1,292,000
Accrued liabilities	335,000	252,000
Finite-life intangible assets	262,000	126,000
Stock based compensation	768,000	516,000
Tax credits	258,000	221,000
Other	77,000	35,000
Subtotal	3,061,000	2,442,000
Less: Valuation allowance	(258,000)	(221,000)
Net deferred tax assets	2,803,000	2,221,000
Deferred tax liabilities:
Property and equipment	(651,000)	(640,000)
Total deferred tax liabilities	(651,000)	(640,000)
Net deferred tax assets	$2,152,000	$1,581,000

The Company has research and development state tax credit carryforwards of $258,000 and $221,000 as of June 30, 2024, and June 30, 2023, respectively. Based on the historical use of the credits, management believes it is more likely than not these credits will begin to expire unused between fiscal years 2025 and 2038. As of June 30, 2024, and June 30, 2023, the Company had a valuation allowance of $258,000 and $221,000, respectively, related to its research and development state tax carryforwards.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The Company does not believe that it has any material uncertain tax positions as of June 30, 2024, and June 30, 2023.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for fiscal year ended prior to June 30, 2021. The Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax return for the fiscal year ended June 30, 2021, without proposing any adjustments. The Company is not under any current income tax examinations by any other state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

The Company has recognized right of use assets associated with its operating leases of $87,000 and $161,000 as of June 30, 2024, and June 30, 2023, respectively, which is included in other assets on the Company’s balance sheet. Operating lease liabilities were $87,000 and $161,000 as of June 30, 2024, and June 30, 2023, respectively, which are included in other accrued liabilities and other long-term liabilities on the Company’s balance sheet.

As of June 30, 2024, and June 30, 2023, the Company had a weighted-average lease term of 1.1 and 1.5 years, respectively, for its operating leases, which had a weighted-average discount rate of 4.0% and 4.0%, respectively. Operating lease payments of $78,000 are included in operating cash flows in fiscal 2024.

Maturities of lease liabilities, which are included in other accrued liabilities and other long-term liabilities on the Balance Sheet, are as follows:

Fiscal years ending June 30:

2025	$80,000
2026	9,000
Total lease payments	89,000
Less: Interest	(2,000)
Present value of lease liabilities	$87,000

Note 11.	Commitments and Contingencies

Litigation: The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2024 and 2023 were $598,000 and $524,000, respectively.

Employment Agreements: The Company is party to employment agreements with its President and Chief Executive Officer and its Chief Financial Officer, as may be amended from time to time. These agreements provide these officers with, among other things, twelve months of base salary upon a termination of employment without “Cause” or in the event the employee resigns for “Good Reason” or within twelve months of a “Change in Control,” as such terms are defined in the respective employment agreements.

Note 12.	Related Parties

The Company uses a parts supplier whose founder and president was a director of the Company through November 12, 2021. The former director has remained a beneficial owner of greater than 5% of the Company’s outstanding common stock through June 30, 2024. The Company made payments to the supplier of $2,051,000 and $1,857,000 during fiscal years 2024 and 2023, respectively. Amounts due to the supplier were $18,000 and $247,000 on June 30, 2024, and June 30, 2023 respectively, which were included in accounts payable and other accrued liabilities on the Balance Sheets.

Note 13.	Segment Reporting

Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM reviews financial information, including long-lived assets, presented on a consolidated basis, accompanied by information about revenue by market, for purposes of allocating resources and evaluating financial performance. We have a single active product and engage in the single business activity of [selling and supporting that single product]. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. Accordingly, we have determined that we have a single reportable and operating segment structure. We and our CODM evaluate performance based on revenue from our single product in the markets in which the Company operates. Revenue by market is described above in Note 2.

Note 14.	Subsequent Events

The Company evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued for either disclosure or adjustment to the Company’s financial results. Except as described below, there have been no events subsequent to June 30, 2024, which would require recognition in the Financial Statements or Notes to the Financial Statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders to be held in 2024 (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following sets forth certain information about our current executive officers:

James L. Cunniff, age 59, joined Electromed in July 2023 as the Company’s President and Chief Executive Officer. Prior to joining Electromed, Mr. Cunniff most recently served as President and Chief Executive Officer of Provista Inc., from 2017 to May 2022. Previously, he served as President and Chief Executive Officer at Denver Solutions, LLC (d/b/a Leiters Health) from 2015 to 2017 and as Senior Vice President, Americas, at Acelity L.P. Inc., from 2012 to 2014. Mr. Cunniff holds a bachelor’s degree in advertising and business from the University of Illinois Urbana-Champaign and has completed the Advanced Management Program at Harvard Business School.

Bradley M. Nagel, age 42, joined Electromed in November 2022 as the Company’s Chief Financial Officer, Treasurer and Secretary. Prior to joining Electromed, Mr. Nagel most recently served as Divisional Chief Financial Officer of Global Lung Health and Visualization at Medtronic plc from June 2018 to November 2022. Previously, he served at Medtronic as Sr. Manager, Accounting and Sales Operations from 2016 to June 2018 and Accounting Manager from 2015 to 2016. Before joining Medtronic, Mr. Nagel held various roles of increasing responsibility in sales, operations and accounting at Target Corporation and TCF Financial Corporation. Mr. Nagel holds a bachelor’s degree in business & finance from Calvin University.

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

Our independent registered public accounting firm is RSM US LLP, Rochester, MN

The information required by this item is incorporated herein by reference to the section labeled “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm, PCAOB ID: 49

●	Balance Sheets as of June 30, 2024 and 2023

●	Statements of Operations for the years ended June 30, 2024 and 2023

●	Statements of Shareholders’ Equity for the years ended June 30, 2024 and 2023

●	Statements of Cash Flows for the years ended June 30, 2024 and 2023

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

Exhibit Number	Description	Method of Filing
3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019)	Incorporated by Reference
10.1	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.2	Form of Incentive Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.3	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.4	Form of Restricted Stock Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.5	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed December 4, 2017)*	Incorporated by Reference
10.6	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2018)*	Incorporated by Reference
10.7	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.8	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 2018)*	Incorporated by Reference
10.9	Form of Performance Stock Unit Agreement (Inducement Grant) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.10	Form of Non-Qualified Stock Option Agreement (Inducement Grant) (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.11	Employment Agreement with Bradley M. Nagel, dated October 19, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2022)*	Incorporated by Reference
10.12	Letter Agreement with Kathleen S. Skarvan, dated February 14, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 14, 2023)*	Incorporated by Reference
10.13	Employment Agreement with James Cunniff, dated May 22, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.14	Letter Agreement with James Cunniff, dated May 22, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 5, 2023)*	Incorporated by Reference
10.15	Business Loan Agreement with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.16	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.17	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 16, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2020)	Incorporated by Reference
10.18	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 17, 2021 (incorporated by reference to Exhibit 10. 1 to Current Report on 8-K filed December 17, 2021)	Incorporated by Reference
10.19	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 13, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 15, 2023)	Incorporated by Reference
10.20	Electromed, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed November 30, 2023)*	Incorporated by Reference
10.21	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2023)*	Incorporated by Reference
10.22	Description of Fiscal Year 2024 Officer Bonus Plan (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.23	Description of Fiscal Year 2025 Officer Bonus Plan*	Filed Electronically
19	Insider Trading Policy	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
97	Compensation Recoupment Policy	Filed Electronically

Exhibit Number	Description	Method of Filing
101	Financial statements from the annual report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed electronically

*	Management compensatory contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMED, INC.

Date: August 27, 2024	By	/s/ James L. Cunniff
James L. Cunniff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Cunniff	President and Chief Executive Officer and Director	August 27, 2024
James L. Cunniff	(principal executive officer)

/s/ Bradley M. Nagel	Chief Financial Officer	August 27, 2024
Bradley M. Nagel	(principal financial and accounting officer)

*	Director	August 27, 2024
Stan K. Erickson

*	Director	August 27, 2024
Gregory J. Fluet

*	Director	August 27, 2024
Joseph L. Galatowitsch

*	Director	August 27, 2024
Kathleen S. Skarvan

*	Director	August 27, 2024
Andrew J. Summers

*	Director	August 27, 2024
Kathleen A. Tune

*	Director	August 27, 2024
Andrea M. Walsh

*	The undersigned, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ James L. Cunniff
James L. Cunniff
Attorney-in-Fact