Form 10-Q
period 2024-09-30
Electromed, Inc.
filed 2024-11-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 8,458,005 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 7, 2024.

Electromed, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,864,000	$16,080,000
Accounts receivable (net of allowances for credit losses of $45,000)	22,366,000	23,333,000
Contract assets	754,000	719,000
Inventories	3,434,000	3,712,000
Prepaid expenses and other current assets	592,000	329,000
Total current assets	41,010,000	44,173,000
Property and equipment, net	5,003,000	5,165,000
Finite-life intangible assets, net	660,000	657,000
Other assets	90,000	87,000
Deferred income taxes	2,152,000	2,152,000
Total assets	$48,915,000	$52,234,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,784,000	$1,010,000
Accrued compensation	2,150,000	3,893,000
Income tax payable	188,000	277,000
Warranty reserve	1,641,000	1,567,000
Other accrued liabilities	1,656,000	930,000
Total current liabilities	7,419,000	7,677,000
Other long-term liabilities	8,000	12,000
Total liabilities	7,427,000	7,689,000

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,457,071 and 8,637,883 shares issued and outstanding, as of September 30, 2024 and June 30, 2024, respectively	85,000	87,000
Additional paid-in capital	20,816,000	20,790,000
Retained earnings	20,587,000	23,668,000
Total shareholders’ equity	41,488,000	44,545,000
Total liabilities and shareholders’ equity	$48,915,000	$52,234,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2024	2023
Net revenues	$14,668,000	$12,324,000
Cost of revenues	3,177,000	2,826,000
Gross profit	11,491,000	9,498,000

Operating expenses
Selling, general and administrative	9,387,000	9,150,000
Research and development	166,000	206,000
Total operating expenses	9,553,000	9,356,000
Operating income	1,938,000	142,000

Interest income, net	195,000	77,000
Net income before income taxes	2,133,000	219,000

Income tax expense	659,000	64,000

Net income	$1,474,000	$155,000

Income per share:

Basic	$0.17	$0.02

Diluted	$0.16	$0.02

Weighted-average common shares outstanding:
Basic	8,564,489	8,537,388
Diluted	8,980,714	8,782,824

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,474,000	$155,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	202,000	202,000
Amortization of finite-life intangible assets	18,000	12,000
Share-based compensation expense	697,000	371,000
Changes in operating assets and liabilities:
Accounts receivable	967,000	675,000
Contract assets	(35,000)	(57,000)
Inventories	278,000	(240,000)
Prepaid expenses and other assets	(266,000)	901,000
Income tax payable, net	(89,000)	(226,000)
Accounts payable and accrued liabilities	806,000	(863,000)
Accrued compensation	(1,743,000)	(1,174,000)
Net cash provided by (used for) operating activities	2,309,000	(244,000)

Cash Flows From Investing Activities
Expenditures for property and equipment	(37,000)	(109,000)
Expenditures for finite-life intangible assets	(21,000)	(24,000)
Net cash used for investing activities	(58,000)	(133,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	84,000	29,000
Taxes paid on net share settlement of stock awards	(15,000)	-
Repurchase of common stock	(4,536,000)	-
Net cash (used for) provided by financing activities	(4,467,000)	29,000
Net decrease in cash	(2,216,000)	(348,000)
Cash and cash equivalents
Beginning of period	16,080,000	7,372,000
End of period	$13,864,000	$7,024,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$752,000	$251,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment acquisitions in accounts payable	$7,000	$34,000
Demonstration equipment returned to inventory	$-	$19,000
Taxes owed on net share settlement of stock awards in accrued liabilities	$740,000	$-
Issuance of common stock upon the vesting of performance-based stock units	$1,000	$-

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000
Net income	–	–	–	155,000	155,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	23,812	–	29,000	–	29,000
Share-based compensation expense	–	–	371,000	–	371,000
Balance at September 30, 2023	8,579,050	$86,000	$19,188,000	$18,948,000	$38,222,000

	Common Stock		Additional Paid-	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000
Net income	–	–	–	1,474,000	1,474,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	81,944	1,000	(671,000)	–	(670,000)
Share-based compensation expense	–	–	697,000	–	697,000
Repurchase of common stock	(262,756)	(3,000)	–	(4,555,000)	(4,558,000)
Balance at September 30, 2024	8,457,071	$85,000	$20,816,000	$20,587,000	$41,488,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Notes to Condensed Financial Statements
( Unaudited)

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

Basis of presentation: The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“fiscal 2024”).

A summary of the Company’s significant accounting policies and estimates follows:

Our significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2024. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three months ended September 30, 2024.

Recently Issued Accounting Standards

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The standard introduces increased disclosure requirements primarily related to significant segment expenses, along with disclosure of key criteria and metrics utilized by the Chief Operating Decision Maker (“CODM”). It is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption and additional disclosure requirements.

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

Note 2. Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price. When a contract with a customer has been established, revenue is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, typically upon shipment or delivery.

Disaggregation of revenues.

In the following table, net revenues are disaggregated by market:

	Three Months Ended September 30,
	2024	2023
Homecare	$13,211,000	$11,153,000
Hospital	690,000	507,000
Homecare distributor	587,000	573,000
Other	180,000	91,000
Total	$14,668,000	$12,324,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended September 30,
	2024	2023
Commercial	$6,851,000	$5,765,000
Medicare	4,767,000	3,948,000
Medicare Supplemental	1,111,000	983,000
Medicaid	242,000	293,000
Other	240,000	164,000
Total	$13,211,000	$11,153,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	September 30, 2024	June 30, 2024
Receivables, included in “Accounts receivable, net of allowance for credit losses”	$22,366,000	$23,333,000
Contract Assets	$754,000	$719,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2023 were $24,130,000.

	Three Months Ended September 30, 2024	Fiscal Year Ended June 30, 2024
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$719,000	$487,000
Reclassification of contract assets to accounts receivable	(638,000)	(2,325,000)
Contract assets recognized	689,000	2,840,000
Increase (decrease) because of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(16,000)	(283,000)
Contract assets, ending	$754,000	$719,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	September 30, 2024	June 30, 2024
Parts inventory	$1,978,000	$2,556,000
Work in process	390,000	454,000
Finished goods	939,000	834,000
Estimated inventory to be returned	358,000	265,000
Less: Reserve for obsolescence	(231,000)	(397,000)
Total	$3,434,000	$3,712,000

Other accrued liabilities consist of the following:

	September 30, 2024	June 30, 2024
Accrued insurance recoupments	$494,000	$467,000
Accrued tax withholding upon performance stock unit vesting	766,000	-
Other accrued expenses	396,000	463,000
Total	$1,656,000	$930,000

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

Changes in the Company’s warranty reserve were as follows:

	Three Months Ended September 30, 2024	Fiscal Year Ended June 30, 2024
Warranty reserve, beginning	$1,567,000	$1,378,000
Accrual for products sold	170,000	559,000
Expenditures and costs incurred for warranty claims	(96,000)	(370,000)
Warranty reserve, ending	$1,641,000	$1,567,000

Note 5. Income Taxes

Income tax expense was estimated at $659,000, and the effective tax rate was 30.9% for the three months ended September 30, 2024, which includes a discrete current tax benefit of $4,000 primarily related to the vesting of restricted stock awards.

Income tax expense was estimated at $64,000, and the effective tax rate was 29.3% for the three months ended September 30, 2023.

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the Company’s fiscal year ended June 30, 2021, are no longer open to U.S. federal, state or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2025, if not renewed before such date. There was no outstanding principal balance on the line of credit as of September 30, 2024 or June 30, 2024. Interest on borrowings under the line of credit, if any, accrues at the prime rate (8.0% on September 30, 2024) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable. On September 30, 2024, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

On September 11, 2024, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company can repurchase up to $5.0 million of shares of common stock. The repurchase authorization has no expiration date. As of September 30, 2024, a total of 262,756 shares have been repurchased and retired under this authorization for a total cost of $4,536,000, or $17.26 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2024. Share-based compensation expense was $697,000 and $371,000 for the three months ended September 30, 2024, and 2023, respectively. This expense is included in selling, general and administrative expense, cost of goods sold, and research and development in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the three months ended September 30, 2024, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding on June 30, 2024	635,073	$8.49
Granted	59,900	$17.22
Exercised	(9,419)	$11.46
Cancelled or Forfeited	(6,698)	$10.74
Outstanding on September 30, 2024	678,856	$9.20

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended September 30, 2024	Fiscal Year Ended June 30, 2024
Risk-free interest rate	3.69%	3.85-4.64%
Expected term (years)	6	6
Expected volatility	53%	51-52%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On September 30, 2024, the weighted average remaining contractual term for all outstanding stock options was 6.45 years and the aggregate intrinsic value of the options was $8,331,000. Outstanding on September 30, 2024, were 678,856 stock options issued to employees, of which 414,855 were vested and exercisable and had an aggregate intrinsic value of $5,862,000. As of September 30, 2024, $1,057,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.65 years.

Restricted Stock

During the three months ended September 30, 2024, the Company issued restricted stock awards to employees totaling 21,400 shares of common stock, with a weighted-average vesting term of three years and a weighted average fair value of $17.25 per share. There were 42,667 shares of unvested restricted stock with a weighted average grant date fair value of $13.91 per share outstanding as of September 30, 2024. As of September 30, 2024, $453,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.66 years.

During the three months ended September 30, 2024, the Company issued restricted stock units to employees totaling 63,700, with a weighted-average vesting term of three years and a weighted average fair value of $17.25 per unit. There were 61,300 units of unvested restricted stock with a weighted average grant date fair value of $17.25 per share outstanding as of September 30, 2024. As of September 30, 2024, $1,008,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.92 years.

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our CEO in connection with his appointment as CEO on July 1, 2023. The PSUs are to be earned based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) are achieved. The performance-based restricted stock units will be eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a total shareholder return of 50% and the remaining shares upon a total shareholder return of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, the first TSR target was achieved, resulting in the vesting of 87,500 shares of common stock to our CEO. Unrecognized stock-based compensation expense of $395,000 associated with the first TSR target, which was set to be recognized in future periods, was recognized in the three months ended September 30, 2024.

Stock based compensation expense recognized for PSUs was $468,000 and $73,000 for the three months ended September 30, 2024, and 2023, respectively. The weighted average grant date fair value per unit was $6.58 and as of September 30, 2024, 87,500 PSUs remained outstanding. On September 30, 2024, approximately $395,000 of unrecognized compensation expense related to outstanding PSUs remained, which is scheduled to be recognized over a period of 2.75 years or upon attainment of total shareholder return of 100%.

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company ensures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 10. Segment Reporting

Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM reviews financial information, including long-lived assets, presented on a consolidated basis, accompanied by information about revenue by market, for purposes of allocating resources and evaluating financial performance. We have a single active product and engage in the single business activity of selling and supporting that single product. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. Accordingly, we have determined that we have a single reportable and operating segment structure. We and our CODM evaluate performance based on revenue from our single product in the markets in which the Company operates. Revenue by market is described above in Note 2.

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended September 30,
	2024	2023

Net Income	$1,474,000	$155,000
Weighted-average common shares outstanding:
Basic	8,564,489	8,537,388
Effect of dilutive common stock equivalents	416,225	245,436
Diluted	8,980,714	8,782,824

Earnings per common share:
Basic	$0.17	$0.02
Diluted	$0.16	$0.02

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 44,026 and 403,944 for the three months ended September 30, 2024, and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“fiscal 2024”).

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest Clearway® Airway Clearance System (“Clearway”), previous generation SmartVest SQL®, and related garments and accessories to patients with compromised pulmonary function. The SmartVest Clearway, which received 510(k) clearance from the U.S. Food and Drug Administration in November 2022, provides patients with proven quality of life outcomes while offering a state-of-the-art patient experience with a simple touch screen user interface, small generator footprint and comfortable, lightweight vests.

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

Critical Accounting Estimates

For a description of our critical accounting estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Note 1 and Note 2 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2024.

There were no material changes in our critical accounting estimates and assumptions since the filing of our Annual Report on Form 10-K for fiscal 2024.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2024, and 2023 are summarized in the table below.

	Three Months Ended September 30,		Increase
	2024	2023
Homecare Revenue	13,211,000	11,153,000	2,058,000	18.5%
Hospital Revenue	690,000	507,000	183,000	36.1%
Homecare Distributor Revenue	587,000	573,000	14,000	2.4%
Other Revenue	180,000	91,000	89,000	97.8%
Total Revenue	14,668,000	12,324,000	2,344,000	19.0%

Homecare revenue. Homecare revenue increased by $2,058,000, or 18.5%, for the three months ended September 30, 2024, compared to the same period in fiscal 2024. The increase in revenue was due to an increase in referrals driven by an increase in direct sales representatives, higher net revenues per approval, and efficiencies within our reimbursement department.

Hospital revenue. Hospital revenue increased by $183,000, or 36.1%, for the three months ended September 30, 2024, compared to the same period in fiscal 2024. This increase was primarily due to an increase in capital and disposable demand.

Homecare distributor revenue. Homecare distributor revenue increased by $14,000 or 2.4%, for the three months ended September 30, 2024, compared to the same period in fiscal 2024. The change in Homecare distributor sales was primarily a result of the timing of distributor purchases that can cause fluctuations in reported revenue on a quarterly basis.

Other revenue. Other revenue increased by $89,000, or 97.8%, for the three months ended September 30, 2024, compared to the same period in fiscal 2024. The increase in other revenue was primarily due to the timing of international distributor purchases and purchases by customers that do not fall within the other markets described above, which can cause fluctuations in reported revenue on a quarterly basis.

Though we have not identified a material impact to our net revenues for the three months ended September 30, 2024, we continue to monitor the potential impact of natural disasters such as hurricanes, which may have an impact on providers and their patients getting access to our product.

Gross profit

Gross profit increased to $11,491,000, or 78.3% of net revenues, for the three months ended September 30, 2024, from $9,498,000, or 77.1% of net revenues, in the same period in fiscal 2024. The increase in gross profit dollars for the three months ended September 30, 2024, was primarily due to increased revenue volume and a higher average net revenue per device. The gross margin rate increased year over year driven by a higher average net revenue per device.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $9,387,000 for the three months ended September 30, 2024, representing an increase of $237,000 or 2.6%, compared to the same period in the prior year.

SG&A payroll and compensation-related expenses including health insurance benefits and other compensation increased by $691,000, or 12.0%, to $6,457,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The increase in the current period was primarily due to increases in share-based compensation associated with the vesting of performance-based equity awards, salaries, and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges including share-based compensation for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 60 as of September 30, 2024, 53 of which were direct sales representatives, compared to 59 field sales employees and 51 direct sales representatives as of September 30, 2023.

Travel, meals and entertainment expenses increased $47,000, or 5.1%, to $964,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The increase in the current year was primarily due to a higher average number of direct sales representatives and higher travel costs.

Total discretionary marketing expenses decreased $263,000, or 49.9%, to $264,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The decrease was primarily due a one-time investment in market research in the prior year that did not recur in the three months ended September 30, 2024.

Professional fees decreased $171,000, or 13.0%, to $1,140,000 for the three months ended September 30, 2024, compared to the same period in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The decrease was primarily due to clinical fees in the prior year related to the finalization of a clinical study that did not recur in the three months ended September 30, 2024.

Research and development expenses. Research and development (“R&D”) expenses decreased $40,000, or 19.4%, to $166,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The decrease was primarily due to reduced costs associated with our SmartVest Clearway platform development in the prior year which has now been launched into the Homecare and Hospital markets.

Operating income

Operating income increased by $1,796,000, to $1,938,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The increase is primarily due to an increase in revenue and gross profit and growth in selling, general and administrative expense growth tracking below revenue growth.

Interest income, net

Net interest income increased $118,000, to $195,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The increase is due to increased savings rates on higher cash balances.

Income tax expense

Income tax expense was estimated at $659,000 for the three months ended September 30, 2024, compared to an estimated income tax expense of $64,000 for the three months ended September 30, 2023. The effective tax rates were 30.9% and 29.3% for the three months ended September 30, 2024, and 2023, respectively. The income tax expense for the three months ended September 30, 2024, included a discrete tax benefit of $4,000 primarily related to the vesting of restricted stock awards.

Net income

Net income for the three months ended September 30, 2024, was $1,474,000 compared to $155,000 for the same period in the prior year. The increase in net income was primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2024, net cash provided by operating activities was $2,309,000. Cash flows provided by operating activities consisted of net income of $1,474,000, non-cash expenses of $917,000, a decrease in accounts receivable of $967,000, a decrease in inventory of $278,000, and an increase in accounts payable and accrued liabilities of $806,000. These cash flows from operating activities were offset by a decrease in accrued compensation of $1,743,000, an increase in prepaid expenses and other assets of $266,000, a decrease in income tax payable of $89,000, and an increase in contract assets of $35,000. The decrease in accrued compensation was primarily due to the payment of previously accrued annual incentives.

Cash Flows from Investing Activities

For the three months ended September 30, 2024, cash used in investing activities was $58,000. Cash used in investing activities consisted of $37,000 of expenditures for property and equipment and $21,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2024, cash used by financing activities was $4,467,000, consisting of $4,536,000 used to repurchase common stock and $15,000 used to pay taxes for equity issued on a net basis. These amounts were partially offset by cash received from the issuance of common stock upon the exercise of options of $84,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $33,591,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was last amended in December 2023, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (8.0% as of September 30, 2024) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2024, or June 30, 2024. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2025, if not renewed. As of September 30, 2024, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all our tangible and intangible assets.

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

For the three months ended September 30, 2024, and 2023, we spent approximately $37,000 and $109,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of macroeconomic factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2025 and the foreseeable future. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives to satisfy our working capital and other cash requirements.

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures, and any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2024. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2024, our Board of Directors (the “Board”) approved and announced the repurchase of up to $5.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under the authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and the approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2024, was approximately $464,000. The following table sets forth information concerning repurchases of shares of our common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2024	-	$-	-	$-
August 1 – August 31, 2024	-	$-	-	$-
September 1 – September 30, 2024	262,756	$17.26	262,756	$464,000
Total	262,756		262,756

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective September 29, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2020)	Incorporated by Reference
10.1	Form of Non-Qualified Stock Option Agreement under the 2023 Equity Incentive Plan*	Filed Electronically
10.2	Form of Restricted Stock Agreement (Employees) under the 2023 Equity Incentive Plan*	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
101	Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements, and (vi) the information set forth in Part II, Item 5	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

*Management compensatory contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 12, 2024	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer (duly authorized officer)

Date:	November 12, 2024	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)