Form 10-Q
period 2024-12-31
Electromed, Inc.
filed 2025-02-11
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 8,556,844 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 6, 2025.

Electromed, Inc.

Index to Quarterly Report on Form 10-Q

Page

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,235,000	$16,080,000
Accounts receivable (net of allowances for credit losses of $45,000)	22,775,000	23,333,000
Contract assets	997,000	719,000
Inventories	3,081,000	3,712,000
Income taxes receivable	514,000	-
Prepaid expenses and other current assets	587,000	329,000
Total current assets	44,189,000	44,173,000
Property and equipment, net	5,216,000	5,165,000
Finite-life intangible assets, net	609,000	657,000
Other assets	108,000	87,000
Deferred income taxes	2,152,000	2,152,000
Total assets	$52,274,000	$52,234,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,506,000	$1,010,000
Accrued compensation	3,623,000	3,893,000
Income tax payable	-	277,000
Warranty reserve	1,599,000	1,567,000
Other accrued liabilities	1,939,000	930,000
Total current liabilities	8,667,000	7,677,000
Other long-term liabilities	4,000	12,000
Total liabilities	8,671,000	7,689,000

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,556,844 and 8,637,883 shares issued and outstanding, as of December 31, 2024 and June 30, 2024, respectively	86,000	87,000
Additional paid-in capital	20,940,000	20,790,000
Retained earnings	22,577,000	23,668,000
Total shareholders' equity	43,603,000	44,545,000
Total liabilities and shareholders' equity	$52,274,000	$52,234,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net revenues	$16,255,000	$13,689,000	$30,923,000	$26,013,000
Cost of revenues	3,628,000	3,144,000	6,805,000	5,970,000
Gross profit	12,627,000	10,545,000	24,118,000	20,043,000

Operating expenses
Selling, general and administrative	9,834,000	8,175,000	19,221,000	17,325,000
Research and development	251,000	107,000	417,000	313,000
Total operating expenses	10,085,000	8,282,000	19,638,000	17,638,000
Operating income	2,542,000	2,263,000	4,480,000	2,405,000
Interest income, net	152,000	96,000	347,000	173,000
Net income before income taxes	2,694,000	2,359,000	4,827,000	2,578,000

Income tax expense	726,000	685,000	1,385,000	749,000

Net income	$1,968,000	$1,674,000	$3,442,000	$1,829,000

Income per share:

Basic	$0.23	$0.20	$0.41	$0.21

Diluted	$0.22	$0.19	$0.38	$0.21

Weighted-average common shares outstanding:
Basic	8,424,534	8,545,120	8,494,511	8,541,254
Diluted	8,953,349	8,800,172	8,983,726	8,791,519

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$3,442,000	$1,829,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	414,000	398,000
Amortization of finite-life intangible assets	78,000	25,000
Share-based compensation expense	1,652,000	791,000
Changes in operating assets and liabilities:
Accounts receivable	558,000	1,142,000
Contract assets	(278,000)	(87,000)
Inventories	500,000	(509,000)
Prepaid expenses and other assets	(279,000)	1,104,000
Income taxes receivable, net	(791,000)	(83,000)
Accounts payable and accrued liabilities	434,000	(1,171,000)
Accrued compensation	(270,000)	(212,000)
Net cash provided by operating activities	5,460,000	3,227,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(270,000)	(180,000)
Expenditures for finite-life intangible assets	(25,000)	(40,000)
Net cash used for investing activities	(295,000)	(220,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	346,000	55,000
Taxes paid on net share settlement of stock awards	(820,000)	-
Repurchase of common stock	(4,536,000)	-
Net cash (used for) provided by financing activities	(5,010,000)	55,000
Net increase in cash	155,000	3,062,000
Cash and cash equivalents
Beginning of period	16,080,000	7,372,000
End of period	$16,235,000	$10,434,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$2,180,000	$833,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$73,000	$13,000
Taxes owed on net share settlement of stock awards in accrued liabilities	$1,026,000	$-
Demonstration equipment transferred between inventory and property and equipment	$131,000	$30,000
Issuance of common stock upon the vesting of performance-based stock units	$1,000	$-

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000
Net income	–	–	–	155,000	155,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	23,812	–	29,000	–	29,000
Share-based compensation expense	–	–	371,000	–	371,000
Balance at September 30, 2023	8,579,050	$86,000	$19,188,000	$18,948,000	$38,222,000
Net income	–	–	–	1,674,000	1,674,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	23,627	–	26,000	–	26,000
Share-based compensation expense	–	–	420,000	–	420,000
Balance at December 31, 2023	8,602,677	$86,000	$19,634,000	$20,622,000	$40,342,000

					Total
	Common Stock		Additional Paid-	Retained	Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance at June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000
Net income	–	–	–	1,474,000	1,474,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	81,944	1,000	(671,000)	–	(670,000)
Share-based compensation expense	–	–	697,000	–	697,000
Repurchase of common stock	(262,756)	(3,000)	–	(4,555,000)	(4,558,000)
Balance at September 30, 2024	8,457,071	$85,000	$20,816,000	$20,587,000	$41,488,000
Net income	–	–	–	1,968,000	1,968,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	99,773	1,000	(831,000)	–	(830,000)
Share-based compensation expense	–	–	955,000	–	955,000
Repurchase of common stock	–	–	–	22,000	22,000
Balance at December 31, 2024	8,556,844	$86,000	$20,940,000	$22,577,000	$43,603,000

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

A summary of the Company’s significant accounting policies and estimates:

Our significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2024. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three and six months ended December 31, 2024.

Recently Issued Accounting Standards

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The standard introduces increased disclosure requirements primarily related to significant segment expenses, along with disclosure of key criteria and metrics utilized by the Chief Operating Decision Maker (“CODM”). It is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company currently expects to adopt this standard for its fiscal year ending June 30, 2025, and is evaluating the impact of adoption and additional disclosure requirements.

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The standard introduces increased transparency about income tax information through the requirement of increased disclosures around specific categories in the rate reconciliation and requires additional information on reconciling items. It is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company currently expects to adopt this standard for its fiscal year ending June 30, 2026, and is evaluating the impact of adoption and additional disclosure requirements.

ASU 2024-03 - Reporting Comprehensive Income—Expense Disaggregation Disclosures

The standard introduces increased disclosure requirements for certain costs and expenses. It is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company currently expects to adopt this standard for its fiscal year ending June 30, 2027, and is evaluating the impact of adoption and additional disclosure requirements.

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

Disaggregation of revenues.

In the following table, net revenues are disaggregated by market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Homecare	$14,593,000	$12,668,000	$27,804,000	$23,821,000
Hospital	723,000	619,000	1,413,000	1,126,000
Homecare distributor	807,000	280,000	1,394,000	853,000
Other	132,000	122,000	312,000	213,000
Total	$16,255,000	$13,689,000	$30,923,000	$26,013,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Commercial	$7,327,000	$5,945,000	$14,178,000	$11,710,000
Medicare	5,478,000	4,893,000	10,245,000	8,841,000
Medicare Supplemental	1,388,000	1,287,000	2,499,000	2,270,000
Medicaid	196,000	314,000	438,000	607,000
Other	204,000	229,000	444,000	393,000
Total	$14,593,000	$12,668,000	$27,804,000	$23,821,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	December 31, 2024	June 30, 2024
Receivables, included in “Accounts receivable, net of allowances for credit losses”	$22,775,000	$23,333,000
Contract Assets	$997,000	$719,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2023, were $24,130,000.

	Six Months Ended December 31, 2024	Fiscal Year Ended June 30, 2024
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$719,000	$487,000
Reclassification of contract assets to accounts receivable	(1,441,000)	(2,325,000)
Contract assets recognized	1,600,000	2,840,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	119,000	(283,000)
Contract assets, ending	$997,000	$719,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	December 31, 2024	June 30, 2024
Parts inventory	$2,268,000	$2,556,000
Work in process	287,000	454,000
Finished goods	424,000	834,000
Estimated inventory to be returned	344,000	265,000
Less: Reserve for obsolescence	(242,000)	(397,000)
Total	$3,081,000	$3,712,000

Other accrued liabilities consist of the following:

	December 31, 2024	June 30, 2024
Accrued insurance recoupments	$584,000	$467,000
Accrued tax withholding upon equity award vesting	1,064,000	-
Other accrued expenses	291,000	463,000
Total	$1,939,000	$930,000

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

Changes in the Company’s warranty reserve were as follows:

	Six Months Ended December 31, 2024	Fiscal Year Ended June 30, 2024
Warranty reserve, beginning	$1,567,000	$1,378,000
Accrual for products sold	216,000	559,000
Expenditures and costs incurred for warranty claims	(184,000)	(370,000)
Warranty reserve, ending	$1,599,000	$1,567,000

Note 5. Income Taxes

Income tax expenses were estimated at $726,000 and $1,385,000, and the effective tax rate was 26.9% and 28.7% for the three and six months ended December 31, 2024, respectively. Estimated income tax expense for the three and six months ended December 31, 2024, includes a discrete current tax benefit of $135,000 and $139,000, respectively, primarily related to the exercise of stock options and the vesting of restricted stock awards.

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

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2025, if not renewed before such date. There was no outstanding principal balance on the line of credit as of December 31, 2024, or June 30, 2024. Interest on borrowings under the line of credit, if any, accrues at the prime rate (7.50% on December 31, 2024) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. On December 31, 2024, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

On September 11, 2024, the Company’s Board of Directors (the “Board”) approved a stock repurchase authorization. Under the authorization, the Company can repurchase up to $5,000,000 of shares of common stock. The repurchase authorization has no expiration date. As of December 31, 2024, a total of 262,756 shares have been repurchased and retired under this authorization for a total cost of $4,536,000, or $17.26 per share. Repurchased shares have been retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2024. Share-based compensation expenses were $1,652,000 and $791,000 for the six months ended December 31, 2024, and 2023, respectively. This expense is included in selling, general and administrative, research and development, and cost of sales expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the six months ended December 31, 2024, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at June 30, 2024	635,073	$8.49
Granted	62,432	$17.43
Exercised	(38,003)	$9.96
Cancelled or Forfeited	(6,698)	$10.74
Outstanding at December 31, 2024	652,804	$9.24

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended December 31, 2024	Fiscal Year Ended June 30, 2024
Risk-free interest rate	3.69 - 4.14%	3.85 – 4.64%
Expected term (years)	6	6
Expected volatility	53%	51 - 52%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On December 31, 2024, the weighted average remaining contractual term for all outstanding stock options was 6.3 years and the aggregate intrinsic value of the options was $13,260,000. Outstanding on December 31, 2024, were 652,804 stock options issued to employees, of which 398,001 were vested and exercisable and had an aggregate intrinsic value of $8,861,000. As of December 31, 2024, $886,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted Stock

During the six months ended December 31, 2024, the Company issued restricted stock awards to employees totaling 21,400 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $17.25 per share, and to directors totaling 21,000 shares of common stock, with a vesting term of six months and a weighted average fair value of $30.78 per share. There were 62,817 shares of unvested restricted stock with a weighted average fair value of $19.59 per share outstanding as of December 31, 2024. As of December 31, 2024, $909,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.2 years.

During the six months ended December 31, 2024, the Company issued restricted stock units to employees totaling 65,810 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $17.41 per share. There were 63,110 shares of unvested restricted stock units with a weighted average fair value of $17.42 per share outstanding as of December 31, 2024. As of December 31, 2024, $882,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.7 years.

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our CEO in connection with his appointment as CEO on July 1, 2023. The PSUs were earned based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) were achieved. The performance-based restricted stock units were eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a total shareholder return of 50% and the remaining shares upon a total shareholder return of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, TSR exceeded the 50% target, resulting in a partial vesting and the issuance of an initial 87,500 shares of common stock to our CEO. As of December 31, 2024, TSR exceeded the 100% target, resulting in the vesting of the remaining 87,500 shares of common stock.

As a result of the most recent vesting, unrecognized stock-based compensation expense of $359,000, which was set to be recognized over the next 2.5 years, was recognized during the three months ended December 31, 2024. As a result of both vesting, unrecognized stock-based compensation expense totaling $718,000, which was set to be recognized in future periods, was recognized in the six months ended December 31, 2024.

Stock based compensation expense recognized for PSUs was $863,000 and $145,000 for the six months ended December 31, 2024, and 2023, respectively. After the vesting and settlement described above, there were no PSUs outstanding as of December 31, 2024.

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

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Net Income	$1,968,000	$1,674,000	$3,442,000	$1,829,000
Weighted-average common shares outstanding:
Basic	8,424,534	8,545,120	8,494,511	8,541,254
Effect of dilutive common stock equivalents	528,815	255,052	489,215	250,265
Diluted	8,953,349	8,800,172	8,983,726	8,791,519

Earnings per common share:
Basic	$0.23	$0.20	$0.41	$0.21
Diluted	$0.22	$0.19	$0.38	$0.21

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 8,865 and 405,974 for the three months ended December 31, 2024, and 2023, respectively, and were 43,498 and 404,973 for the six months ended December 31, 2024, and 2023, respectively.

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

Results of Operations

Net Revenues

Net revenues for the three and six months ended December 31, 2024, and 2023 are summarized in the table below.

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Increase		2024	2023	Increase
Homecare	$14,593,000	$12,668,000	$1,925,000	15.2%	$27,804,000	$23,821,000	$3,983,000	16.7%
Hospital	723,000	619,000	104,000	16.8%	1,413,000	1,126,000	287,000	25.5%
Homecare distributor	807,000	280,000	527,000	188.2%	1,394,000	853,000	541,000	63.4%
Other	132,000	122,000	10,000	8.2%	312,000	213,000	99,000	46.5%
Total	$16,255,000	$13,689,000	$2,566,000	18.7%	$30,923,000	$26,013,000	$4,910,000	18.9%

Homecare revenue. Homecare revenue increased by $1,925,000 or 15.2%, for the three months ended December 31, 2024, compared to the same period in the prior year. For the six months ended December 31, 2024, homecare revenue was $27,804,000, representing an increase of $3,983,000, or 16.7%, compared to the same period in the prior year. The increases were primarily due to increases in referrals and approvals, driven by an increase in direct sales representatives, higher net revenues per approval, and efficiencies within our reimbursement department.

Hospital revenue. Hospital revenue was $723,000, an increase of $104,000, or 16.8%, for the three months ended December 31, 2024, compared to the same period in the prior year. For the six months ended December 31, 2024, hospital revenue was $1,413,000, an increase of $287,000, or 25.5%, compared to the same period in the prior year. The increases were primarily due to increased capital and disposable demand.

Homecare distributor revenue. Homecare distributor revenue increased by $527,000, or 188.2%, for the three months ended December 31, 2024, compared to the same period in the prior year. For the six months ended December 31, 2024, homecare distributor revenue was $1,394,000, an increase of $541,000, or 63.4%, compared to the same period in the prior year. The increases in homecare distributor sales were primarily a result of the timing of distributor purchases that can cause significant fluctuations in reported revenue on a quarterly basis and increased demand from our distribution partners.

Other revenue. Other revenue was $132,000, an increase of $10,000, or 8.2%, for the three months ended December 31, 2024, compared to the same period in the prior year. For the six months ended December 31, 2024, other revenue was $312,000, an increase of $99,000, or 46.5%, compared to the same period in the prior year. The increase in other revenue was primarily due to the timing of international distributor purchases and timing of purchases by customers that do not fall within the other markets described above, which can cause fluctuations in reported revenue on a quarterly basis.

We continue to monitor the potential impact of natural disasters such as hurricanes and wildfires, which may have an impact on providers and their patients getting access to our product. However, we have not identified a material impact to our net revenues caused by such events for the three or six months ended December 31, 2024.

Gross profit

Gross profit increased to $12,627,000, or 77.7% of net revenues, for the three months ended December 31, 2024, from $10,545,000, or 77.0% of net revenues, in the same period in the prior year. Gross profit increased to $24,118,000, or 78.0% of net revenues, for the six months ended December 31, 2024, from $20,043,000, or 77.1% of net revenues, in the same period in the prior year. The increases in gross profit dollars and percentage were primarily a result of an increased revenue volume and higher net revenue per device.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $9,834,000 and $19,221,000 for the three and six months ended December 31, 2024, respectively, representing increases of $1,659,000 and $1,896,000, or 20.3% and 10.9%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $6,875,000 and $13,332,000 for the three and six months ended December 31, 2024, respectively, representing increases of $1,250,000 and $1,942,000, or 22.2% and 17.1%, respectively, compared to the same periods in the prior year. The increases in the current year periods were primarily due to the accelerated recognition of share-based compensation associated with the vesting of performance-based equity awards, and salaries and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 60 as of December 31, 2024, 54 of which were direct sales representatives, compared to 58 field sales employees and 49 direct sales representatives as of December 31, 2023.

Travel, meals and entertainment expenses were $993,000 and $1,957,000 for the three and six months ended December 31, 2024, respectively, representing increases of $248,000 and $264,000, or 33.3% and 15.6%, respectively, compared to the same periods in the prior year. The increase in the current year was primarily due to a higher average number of direct sales representatives and higher travel costs.

Total discretionary marketing expenses were $355,000 and $619,000 for the three and six months ended December 31, 2024, respectively, representing an increase of $103,000 and a decrease of $172,000, or an increase of 40.9% and a decrease of 21.7%, respectively, compared to the same periods in the prior year. The increase in the three-month period was due to increased investment in our direct-to-consumer advertising, while the decrease in the six-month period was primarily due to a one-time investment in market research in the prior year that did not recur in the six months ended December 31, 2024.

Professional fees were $1,179,000 and $2,319,000 for the three and six months ended December 31, 2024, respectively, representing increases of $245,000 and $75,000, or 26.2% and 3.3%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase for the three and six months ended December 31, 2024, was primarily related to legal fees associated with intangible assets and increased expense recognition associated with the board of directors’ equity compensation.

Research and development expenses. Research and development (“R&D”) expenses were $251,000 and $417,000 for the three and six months ended December 31, 2024, respectively, representing increases of $144,000 and $104,000, or 134.6% and 33.2%, respectively, compared to the same periods in the prior year. The increases were primarily due to increased average headcount and external spend related to product enhancements and on-going product maintenance.

Operating income

Operating income increased by $279,000 or 12.3% to $2,542,000 for the three months ended December 31, 2024, compared to the same period in the prior year. Operating income increased by $2,075,000 or 86.3% to $4,480,000 for the six months ended December 31, 2024, compared to the same period in the prior year. The increase is primarily due to an increase in revenue and gross profit in both the three- and six-month periods, as well as a lower growth rate in selling, general and administrative expenses in the six-month period.

Interest income, net

Net interest income for the three and six months ended December 31, 2024, was $152,000 and $347,000, respectively, compared to $96,000 and $173,000, respectively, for the same periods in the prior year. The increase is primarily due to increased savings rates on higher cash balances.

Income tax expense

Income tax expenses were estimated at $726,000 and $1,385,000, and the effective tax rate was 26.9% and 28.7%, for the three and six months ended December 31, 2024, respectively. Estimated income tax expense for the three and six months ended December 31, 2024, includes a discrete tax benefit of $135,000 and $139,000, respectively, related to the exercise of stock options and the vesting of restricted stock awards.

Income tax expense was estimated at $685,000 and $749,000, and the effective tax rate was 28.8% and 28.9%, for the three and six months ended December 31, 2023, respectively. Estimated income tax expense for the three and six months ended December 31, 2023, includes a discrete current tax benefit of $1,000 and $1,000, respectively, related to the exercise of stock options.

Net income

Net income for the three and six months ended December 31, 2024, was $1,968,000 and $3,442,000, respectively, compared to $1,674,000 and $1,829,000 for the same periods in the prior year. The increase in net income was primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2024, net cash provided by operating activities was $5,460,000. Cash flows provided by operating activities consisted of net income of $3,442,000, non-cash expenses of $2,144,000, a decrease in accounts receivable of $558,000, a decrease in inventories of $500,000 and an increase in accounts payable and accrued expenses of $434,000. These cash flows from operating activities were offset by an increase in income taxes receivable, net of $791,000, an increase in prepaid expenses and other assets of $279,000, an increase in contract assets of $278,000, and a decrease in accrued compensation of $270,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2024, cash used for investing activities was $295,000. Cash used for investing activities consisted of $270,000 in expenditures for property and equipment and $25,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the six months ended December 31, 2024, cash used for financing activities was $5,010,000. Cash used for financing activities consisted of $4,536,000 used for our share repurchase program and $820,000 for taxes paid on net share settlement of stock awards, partially offset by $346,000 from the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $35,522,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was last amended in December 2023, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (7.5% as of December 31, 2024) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2024, or June 30, 2024. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2025, if not renewed. As of December 31, 2024, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all our tangible and intangible assets.

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

For the six months ended December 31, 2024, and 2023, we spent approximately $270,000 and $180,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2024, our Board of Directors (the “Board”) approved and announced the repurchase of up to $5.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under the authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and the approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2024, was approximately $464,000. The following table sets forth information concerning repurchases of shares of our common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2024	-	$-	-	$464,000
November 1 – November 30, 2024	-	$-	-	$464,000
December 1 – December 31, 2024	-	$-	-	$464,000
Total	-		-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective November 15, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed November 18, 2024)	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101	Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2024, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements and (vi) the information set forth in Part II, Item 5	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	February 11, 2025	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer (duly authorized officer)

Date:	February 11, 2025	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer (principal financial officer and principal accounting officer)