Form 10-Q
period 2025-03-31
Electromed, Inc.
filed 2025-05-13
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 8,386,115 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 9, 2025.

Electromed, Inc.

Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2025	June 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,237,000	$16,080,000
Accounts receivable (net of allowances for credit losses of $45,000)	23,442,000	23,333,000
Contract assets	1,124,000	719,000
Inventories	2,968,000	3,712,000
Income tax receivable	932,000	-
Prepaid expenses and other current assets	492,000	329,000
Total current assets	44,195,000	44,173,000
Property and equipment, net	4,813,000	5,165,000
Finite-life intangible assets, net	588,000	657,000
Other assets	703,000	87,000
Deferred income taxes	2,152,000	2,152,000
Total assets	$52,451,000	$52,234,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,879,000	$1,010,000
Accrued compensation	3,971,000	3,893,000
Income tax payable	-	277,000
Warranty reserve	1,594,000	1,567,000
Other accrued liabilities	1,067,000	930,000
Total current liabilities	8,511,000	7,677,000
Other long-term liabilities	-	12,000
Total liabilities	8,511,000	7,689,000

Shareholders' Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,509,619 and 8,637,883 shares issued and outstanding, as of March 31, 2025, and June 30, 2024, respectively	85,000	87,000
Additional paid-in capital	21,300,000	20,790,000
Retained earnings	22,555,000	23,668,000
Total shareholders' equity	43,940,000	44,545,000
Total liabilities and shareholders' equity	$52,451,000	$52,234,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net revenues	$15,684,000	$13,871,000	$46,607,000	$39,884,000
Cost of revenues	3,455,000	3,489,000	10,260,000	9,459,000
Gross profit	12,229,000	10,382,000	36,347,000	30,425,000

Operating expenses
Selling, general and administrative	9,812,000	8,374,000	29,033,000	25,699,000
Research and development	277,000	167,000	694,000	480,000
Total operating expenses	10,089,000	8,541,000	29,727,000	26,179,000
Operating income	2,140,000	1,841,000	6,620,000	4,246,000
Interest income, net	142,000	120,000	489,000	293,000
Net income before income taxes	2,282,000	1,961,000	7,109,000	4,539,000

Income tax expense	391,000	468,000	1,776,000	1,217,000

Net income	$1,891,000	$1,493,000	$5,333,000	$3,322,000

Income per share:

Basic	$0.22	$0.17	$0.63	$0.39

Diluted	$0.21	$0.17	$0.59	$0.38

Weighted-average common shares outstanding:
Basic	8,495,005	8,565,725	8,493,715	8,549,352
Diluted	8,967,838	8,892,821	8,980,218	8,822,938

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$5,333,000	$3,322,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,000	594,000
Amortization of finite-life intangible assets	112,000	37,000
Share-based compensation expense	2,409,000	1,250,000
Deferred income taxes	-	39,000
Changes in operating assets and liabilities:
Accounts receivable	(109,000)	223,000
Contract assets	(405,000)	(155,000)
Inventories	564,000	78,000
Prepaid expenses and other assets	(779,000)	1,234,000
Income tax receivable, net	(1,209,000)	(627,000)
Accounts payable and accrued liabilities	877,000	(1,386,000)
Accrued compensation	78,000	(31,000)
Net cash provided by operating activities	7,534,000	4,578,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(117,000)	(265,000)
Expenditures for finite-life intangible assets	(32,000)	(84,000)
Net cash used for investing activities	(149,000)	(349,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	381,000	111,000
Taxes paid on net share settlement of stock awards	(2,278,000)	-
Repurchase of common stock	(6,331,000)	-
Net cash (used for) provided by financing activities	(8,228,000)	111,000
Net (decrease) increase in cash	(843,000)	4,340,000
Cash and cash equivalents
Beginning of period	16,080,000	7,372,000
End of period	$15,237,000	$11,712,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$2,985,000	$1,806,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$30,000	$35,000
Demonstration equipment transferred between inventory and property and equipment	$180,000	$35,000
Issuance of common stock upon the vesting of performance-based stock units	$1,000	$-
Option exercise proceeds in other assets	$-	$194,000
Obligation for unsettled share repurchases in accrued liabilities	$118,000	$-

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2023	8,555,238	$86,000	$18,788,000	$18,793,000	$37,667,000
Net income	-	-	-	155,000	155,000
Exercise of common stock options and issuance of restricted stock, net of cancellations and tax withholdings	23,812	-	29,000	-	29,000
Share-based compensation expense	-	-	371,000	-	371,000
Balance at September 30, 2023	8,579,050	$86,000	$19,188,000	$18,948,000	$38,222,000
Net income	-	-	-	1,674,000	1,674,000
Exercise of common stock options and issuance of restricted stock, net of cancellations and tax withholdings	23,627	-	26,000	-	26,000
Share-based compensation expense		-	420,000	-	420,000
Balance at December 31, 2023	8,602,677	$86,000	$19,634,000	$20,622,000	$40,342,000
Net income	-	-	-	1,493,000	1,493,000
Exercise of common stock options and issuance of restricted stock, net of cancellations and tax withholdings	53,050	1,000	249,000	-	250,000
Share-based compensation expense	-	-	459,000	-	459,000
Balance at March 31, 2024	8,655,727	$87,000	$20,342,000	$22,115,000	$42,544,000

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000
Net income	-	-	-	1,474,000	1,474,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	81,944	1,000	(671,000)	-	(670,000)
Share-based compensation expense	-	-	697,000	-	697,000
Repurchase of common stock	(262,756)	(3,000)	-	(4,555,000)	(4,558,000)
Balance at September 30, 2024	8,457,071	$85,000	$20,816,000	$20,587,000	$41,488,000
Net income	-	-	-	1,968,000	1,968,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	99,773	1,000	(831,000)	-	(830,000)
Share-based compensation expense	-	-	955,000	-	955,000
Repurchase of common stock	-	-	-	22,000	22,000
Balance at December 31, 2024	8,556,844	$86,000	$20,940,000	$22,577,000	$43,603,000
Net income	-	-	-	1,891,000	1,891,000
Exercise of common stock options, net of cancellations and tax withholdings	30,072	-	(397,000)	-	(397,000)
Share-based compensation expense	-	-	757,000	-	757,000
Repurchase of common stock	(77,297)	(1,000)	-	(1,913,000)	(1,914,000)
Balance at March 31, 2025	8,509,619	$85,000	$21,300,000	$22,555,000	$43,940,000

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

A summary of the Company’s significant accounting policies and estimates:

Software costs: We capitalize certain implementation costs incurred during the development stage of implementing new software. Capitalized costs are included within Other Assets on the Condensed Balance Sheets when the software meets the definition of a cloud computing arrangement that is a service contract. We expense costs as incurred during the post-implementation/operation stage. Capitalized implementation costs are amortized on a straight-line basis over the contractual term of the cloud computing arrangement, which includes renewal options that are reasonably certain to be exercised.

Our other significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2024. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three and nine months ended March 31, 2025.

Recently Issued Accounting Standards

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The standard introduces increased disclosure requirements primarily related to significant segment expenses, along with disclosure of key criteria and metrics utilized by the Chief Operating Decision Maker (“CODM”). It is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company currently expects to adopt this standard for its fiscal year ending June 30, 2025. Adoption of the standard is not expected to have a material impact on the financial statements.

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

ASU 2024-03 - Reporting Comprehensive Income: Expense Disaggregation Disclosures

The standard introduces increased disclosure requirements for certain costs and expenses. It is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company currently expects to adopt this standard for its fiscal year ending June 30, 2027, and is evaluating the impact of adoption and additional disclosure requirements.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Homecare	$14,102,000	$12,287,000	$41,906,000	$36,108,000
Hospital	724,000	783,000	2,137,000	1,909,000
Homecare distributor	696,000	524,000	2,090,000	1,377,000
Other	162,000	277,000	474,000	490,000
Total	$15,684,000	$13,871,000	$46,607,000	$39,884,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Commercial	$7,151,000	$5,974,000	$21,329,000	$17,684,000
Medicare	5,126,000	4,825,000	15,371,000	13,666,000
Medicare Supplemental	1,314,000	1,177,000	3,813,000	3,447,000
Medicaid	238,000	115,000	676,000	722,000
Other	273,000	196,000	717,000	589,000
Total	$14,102,000	$12,287,000	$41,906,000	$36,108,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	March 31, 2025	June 30, 2024
Receivables, included in “Accounts receivable, net of allowances for credit losses”	$23,442,000	$23,333,000
Contract Assets	$1,124,000	$719,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2023, were $24,130,000.

	Nine Months Ended	Fiscal Year Ended
	March 31, 2025	June 30, 2024
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$719,000	$487,000
Reclassification of contract assets to accounts receivable	(2,166,000)	(2,325,000)
Contract assets recognized	2,355,000	2,840,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	216,000	(283,000)
Contract assets, ending	$1,124,000	$719,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	March 31, 2025	June 30, 2024
Parts inventory	$1,805,000	$2,556,000
Work in process	249,000	454,000
Finished goods	782,000	834,000
Estimated inventory to be returned	399,000	265,000
Less: Reserve for obsolescence	(267,000)	(397,000)
Total	$2,968,000	$3,712,000

Other assets consist of the following:

	March 31, 2025	June 30, 2024
Capitalized software costs	$662,000	$-
Other assets	41,000	87,000
Total	$703,000	$87,000

Other accrued liabilities consist of the following:

	March 31, 2025	June 30, 2024
Accrued insurance recoupments	$620,000	$467,000
Other accrued expenses	447,000	463,000
Total	$1,067,000	$930,000

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

Changes in the Company’s warranty reserve were as follows:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2025	June 30, 2024
Warranty reserve, beginning	$1,567,000	$1,378,000
Accrual for products sold	297,000	559,000
Expenditures and costs incurred for warranty claims	(270,000)	(370,000)
Warranty reserve, ending	$1,594,000	$1,567,000

Note 5. Income Taxes

Income tax expenses were $391,000 and $1,776,000, and the effective tax rate was 17.1% and 25.0% for the three and nine months ended March 31, 2025, respectively. Estimated income tax expense for the three and nine months ended March 31, 2025, includes a discrete current tax benefit of $338,000 and $478,000, respectively, primarily related to the exercise of stock options.

Income tax expenses were estimated at $468,000 and $1,217,000, and the effective tax rate was 23.9% and 26.8% for the three and nine months ended March 31, 2024, respectively. Estimated income tax expense for the three and nine months ended March 31, 2024, includes a discrete current tax benefit of $99,000 and $95,000, respectively, primarily related to the exercise of stock options.

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the Company’s fiscal year ended June 30, 2022, are no longer open to U.S. federal, state or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2025, if not renewed before such date. There was no outstanding principal balance on the line of credit as of March 31, 2025, or June 30, 2024. Interest on borrowings under the line of credit, if any, accrues at the prime rate (7.50% on March 31, 2025) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. On March 31, 2025, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

On September 11, 2024, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company could repurchase up to $5,000,000 of shares of common stock. A total of 280,017 shares were repurchased and retired under this authorization for a total cost of $5,000,000, or $17.86 per share. This repurchase authorization has been exhausted in its entirety.

On March 6, 2025, the Company announced the approval of a new stock repurchase authorization. Under the new authorization, the Company may repurchase up to $5,000,000 shares of common stock. This repurchase authorization has no expiration date. Through  March 31, 2025, a total of 60,036 shares were repurchased and retired for a total cost of $1,449,000, or $24.14 per share. Of the total shares repurchased as of March 31, 2025 under the new authorization, 5,128 shares were unsettled and recorded as repurchases as of their trade date with a corresponding liability of $118,000 included within other accrued liabilities on the Condensed Balance Sheet.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2024. Share-based compensation expenses were $2,409,000 and $1,250,000 for the nine months ended March 31, 2025, and 2024, respectively. This expense is included in selling, general and administrative, research and development, and cost of sales expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the nine months ended March 31, 2025, are summarized as follows:

		Weighted-Average
		Exercise Price
	Number of Shares	per Share
Outstanding at June 30, 2024	635,073	$8.49
Granted	62,432	$17.43
Exercised	(83,253)	$5.83
Cancelled or Forfeited	(6,698)	$10.74
Outstanding at March 31, 2025	607,554	$9.75

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2025	June 30, 2024
Risk-free interest rate	3.69 - 4.14%	3.85 - 4.64%
Expected term (years)	6	6
Expected volatility	53%	51 - 52%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On March 31, 2025, the weighted average remaining contractual term for all outstanding stock options was 6.4 years and the aggregate intrinsic value of the options was $8,572,000. Outstanding on March 31, 2025, were 607,554 stock options issued to employees, of which 364,423 were vested and exercisable and had an aggregate intrinsic value of $5,776,000. As of March 31, 2025, $699,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock

During the nine months ended March 31, 2025, the Company issued restricted stock awards to employees totaling 21,400 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $17.25 per share, and to directors totaling 21,000 shares of common stock, with a vesting term of 6 months and a weighted average fair value of $30.78 per share. There were 62,817 shares of unvested restricted stock with a weighted average fair value of $19.59 per share outstanding as of March 31, 2025. As of March 31, 2025, $514,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.3 years.

During the nine months ended March 31, 2025, the Company issued restricted stock units to employees totaling 68,095 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $17.87 per share. There were 65,395 shares of unvested restricted stock units with a weighted average fair value of $17.89 per share outstanding as of March 31, 2025. As of March 31, 2025, $778,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

As a result of both vesting, unrecognized stock-based compensation expense totaling $648,000, which was set to be recognized in future periods, was recognized in the nine months ended March 31, 2025. Stock-based compensation expense recognized for PSUs was $863,000 and $217,000 for the nine months ended March 31, 2025, and 2024, respectively. After the vesting and settlement described above, there were no PSUs outstanding as of March 31, 2025.

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

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Net Income	$1,891,000	$1,493,000	$5,333,000	$3,322,000
Weighted-average common shares outstanding:
Basic	8,495,005	8,565,725	8,493,715	8,549,352
Effect of dilutive common stock equivalents	472,833	327,096	486,503	273,586
Diluted	8,967,838	8,892,821	8,980,218	8,822,938

Earnings per common share:
Basic	$0.22	$0.17	$0.63	$0.39
Diluted	$0.21	$0.17	$0.59	$0.38

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 3,196 and 289,362 for the three months ended March 31, 2025, and 2024, respectively, and were 47,971 and 400,639 for the nine months ended March 31, 2025, and 2024, respectively.

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

Results of Operations

Net Revenues

Net revenues for the three and nine months ended March 31, 2025, and 2024 are summarized in the table below.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Homecare	$14,102,000	$12,287,000	$1,815,000	14.8%	$41,906,000	$36,108,000	$5,798,000	16.1%
Hospital	724,000	783,000	(59,000)	(7.5)%	2,137,000	1,909,000	228,000	11.9%
Homecare distributor	696,000	524,000	172,000	32.8%	2,090,000	1,377,000	713,000	51.8%
Other	162,000	277,000	(115,000)	(41.5)%	474,000	490,000	(16,000)	(3.3)%
Total	$15,684,000	$13,871,000	$1,813,000	13.1%	$46,607,000	$39,884,000	$6,723,000	16.9%

Homecare revenue. Homecare revenue increased by $1,815,000 or 14.8%, for the three months ended March 31, 2025, compared to the same period in the prior year. For the nine months ended March 31, 2025, homecare revenue was $41,906,000, representing an increase of $5,798,000, or 16.1%, compared to the same period in the prior year. The increases were primarily due to incremental referrals and approvals driven by an increase in direct sales representatives and efficiencies within our reimbursement department, as well as higher net revenues per approval.

Hospital revenue. Hospital revenue was $724,000, a decrease of $59,000, or 7.5%, for the three months ended March 31, 2025, compared to the same period in the prior year. For the nine months ended March 31, 2025, hospital revenue was $2,137,000, an increase of $228,000, or 11.9%, compared to the same period in the prior year. The decrease in the three-month period was primarily due to the timing of hospital purchases, while the growth in the nine-month period primarily reflects the increased demand for capital and consumables in hospitals.

Homecare distributor revenue. Homecare distributor revenue increased by $172,000, or 32.8%, for the three months ended March 31, 2025, compared to the same period in the prior year. For the nine months ended March 31, 2025, homecare distributor revenue was $2,090,000, an increase of $713,000, or 51.8%, compared to the same period in the prior year. The increases in homecare distributor sales were primarily a result of increased demand from our distribution partners.

Other revenue. Other revenue was $162,000, a decrease of $115,000, or 41.5% for the three months ended March 31, 2025, compared to the same period in the prior year. For the nine months ended March 31, 2025, other revenue was $474,000, a decrease of $16,000, or 3.3%, compared to the same period in the prior year. The decreases in other revenue were primarily due to the lower demand for purchases by customers that do not fall within the other markets described above.

Gross profit

Gross profit increased to $12,229,000, or 78.0% of net revenues, for the three months ended March 31, 2025, from $10,382,000, or 74.8% of net revenues, in the same period in the prior year. Gross profit increased to $36,347,000, or 78.0% of net revenues, for the nine months ended March 31, 2025, from $30,425,000, or 76.3% of net revenues, in the same period in the prior year. The increase in gross profit dollars was primarily a result of increased overall revenue and the increase in gross profit percentage was a result of higher net revenue per device.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $9,812,000 and $29,033,000 for the three and nine months ended March 31, 2025, respectively, representing increases of $1,438,000 and $3,334,000, or 17.2% and 13.0%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $6,592,000 and $19,924,000 for the three and nine months ended March 31, 2025, respectively, representing increases of $871,000 and $2,813,000, or 15.2% and 16.4%, respectively, compared to the same periods in the prior year. The increases in the current-year periods were primarily due to the accelerated recognition of share-based compensation associated with the vesting of performance-based equity awards, and salaries and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 62 as of March 31, 2025, 55 of which were direct sales representatives, compared to 59 field sales employees and 51 direct sales representatives as of March 31, 2024.

Travel, meals and entertainment expenses were $922,000 and $2,880,000 for the three and nine months ended March 31, 2025, respectively, representing increases of $162,000 and $427,000, or 21.3% and 17.4%, respectively, compared to the same periods in the prior year. The increase in the current year was primarily due to a higher average number of direct sales representatives and higher travel costs.

Total discretionary marketing expenses were $325,000 and $943,000 for the three and nine months ended March 31, 2025, respectively, representing an increase of $21,000 and a decrease of $152,000, or an increase of 6.9% and a decrease of 13.9%, respectively, compared to the same periods in the prior year. The increase in the three-month period was due to increased investment in our direct-to-consumer advertising, while the decrease in the nine-month period was primarily due to a one-time investment in market research in the prior year that did not recur in the nine months ended March 31, 2025.

Professional fees were $1,285,000 and $3,604,000 for the three and nine months ended March 31, 2025, respectively, representing increases of $307,000 and $382,000, or 31.4% and 11.9%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support and consulting fees. The increase for the three and nine months ended March 31, 2025, was primarily related to increased expense recognition associated with the board of directors’ equity compensation.

Research and development expenses. Research and development (“R&D”) expenses were $277,000 and $694,000 for the three and nine months ended March 31, 2025, respectively, representing increases of $110,000 and $214,000, or 65.9% and 44.6%, respectively, compared to the same periods in the prior year. The increases were primarily due to increased average headcount and external spend related to product enhancements and sustaining engineering.

Operating income

Operating income increased by $299,000 or 16.2% to $2,140,000 for the three months ended March 31, 2025, compared to the same period in the prior year. Operating income increased by $2,374,000 or 55.9% to $6,620,000 for the nine months ended March 31, 2025, compared to the same period in the prior year. The increase is primarily due to an increase in revenue and gross profit in both the three- and nine-month periods, as well as a lower growth rate in selling, general and administrative expenses in the nine-month period.

Interest income, net

Net interest income for the three and nine months ended March 31, 2025, was $142,000 and $489,000, respectively, compared to $120,000 and $293,000, respectively, for the same periods in the prior year. The increases are primarily due to increased cash balances.

Income tax expense

Income tax expenses were estimated at $391,000 and $1,776,000, and the effective tax rate was 17.1% and 25.0%, for the three and nine months ended March 31, 2025, respectively. Estimated income tax expense for the three and nine months ended March 31, 2025, includes a discrete tax benefit of $338,000 and $478,000, respectively, primarily related to the exercise of stock options.

Income tax expense was estimated at $468,000 and $1,217,000, and the effective tax rate was 23.9% and 26.8%, for the three and nine months ended March 31, 2024, respectively. Estimated income tax expense for the three and nine months ended March 31, 2024, includes a discrete current tax benefit of $99,000 and $95,000, respectively, primarily related to the exercise of stock options.

Net income

Net income for the three and nine months ended March 31, 2025, was $1,891,000 and $5,333,000, respectively, compared to $1,493,000 and $3,322,000 for the same periods in the prior year. The increase in net income was primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2025, net cash provided by operating activities was $7,534,000. Cash flows provided by operating activities consisted of net income of $5,333,000, non-cash expenses of $3,184,000, an increase in accounts payable and accrued expenses of $877,000, a decrease in inventories of $564,000, and an increase in accrued compensation of $78,000. These cash flows from operating activities were offset by an increase in income tax receivable, net of $1,209,000, an increase in prepaid expenses and other assets of $779,000, an increase in contract assets of $405,000, and an increase in accounts receivable of 109,000.

Cash Flows from Investing Activities

For the nine months ended March 31, 2025, cash used for investing activities was $149,000. Cash used for investing activities consisted of $117,000 in expenditures for property and equipment and $32,000 in expenditures for intangible asset costs.

Cash Flows from Financing Activities

For the nine months ended March 31, 2025, cash used for financing activities was $8,228,000. Cash used for financing activities consisted of $6,331,000 used for our share repurchase program and $2,278,000 for taxes paid on net share settlement of stock awards, partially offset by $381,000 from the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $35,684,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was last amended in December 2023, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (7.50% as of March 31, 2025) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of March 31, 2025, or June 30, 2024. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2025, if not renewed. As of March 31, 2025, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all our tangible and intangible assets.

The documents governing our line of credit contain certain financial and non-financial covenants that include a minimum tangible net worth of not less than $10,125,000 and restrictions on our ability to incur certain additional indebtedness or pay dividends.

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

For the nine months ended March 31, 2025, and 2024, we spent approximately $117,000 and $265,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures, and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2024. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On September 11, 2024, we announced the approval of a stock repurchase authorization. Under the authorization, the Company could repurchase up to $5,000,000 shares of common stock. A total of 280,017 shares were repurchased and retired under this authorization for a total cost of $5,000,000, or $17.86 per share. This repurchase authorization has been exhausted in its entirety.

On March 6, 2025, we announced the approval of a new stock repurchase authorization. Under the new authorization, the Company may repurchase up to $5,000,000 shares of common stock. This repurchase authorization has no expiration date. Through March 31, 2025, a total of 60,036 shares were repurchased and retired for a total cost of $1,449,000, or $24.14 per share. Under this authorization, shares of our common stock may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. As of March 31, 2025, approximately $3,551,000 shares of common stock remained available for repurchase.

The following table sets forth information concerning all repurchases of shares of our common stock for the three months ended March 31, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 – January 31, 2025	-	$-	-	$464,000
February 1 – February 28, 2025	17,076	$26.86	17,076	$5,000
March 1 – March 31, 2025	60,221	$24.15	60,221	$3,551,000
Total	77,297		77,297

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended  March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements and (vi) the information set forth in Part II, Item 5

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	May 13, 2025	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer
(duly authorized officer)

Date:	May 13, 2025	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)