Form 10-K
period 2025-06-30
Electromed, Inc.
filed 2025-08-26
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2025 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission File number 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2024 was approximately $229,679,000 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,349,176 shares of the registrant’s common stock outstanding as of August 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s annual meeting of shareholders, to be filed within 120 days of June 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Electromed, Inc.

Index to Annual Report on Form 10-K

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, including our intended level of investment in research and development and marketing activities; our expectations with respect to earnings, gross margins and sales growth, industry relationships, marketing strategies and international sales; estimated sizes of markets into which our products are or may be sold; our business strengths and competitive advantages; our ability to grow additional sales distribution channels; our intent to retain any earnings for use in operations rather than paying dividends; our expectation that our products will continue to qualify for reimbursement and payment under government and private insurance programs; our intellectual property plans and practices; the expected impact of applicable regulations on our business; our beliefs about our manufacturing processes; our expectations and beliefs with respect to our employees and our relationships with them; our belief that our current facilities are adequate to support our growth plans; our expectations with respect to ongoing compliance with the terms of our credit facility; our expectations regarding the ongoing availability of credit and our ability to renew our line of credit; enhancements to our products and services; expected excise tax exemption for the SmartVest System; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “project,” “target,” “should,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

●	ability to obtain and maintain reimbursement from Medicare, Medicaid, or private insurance payers for our products;

●	component or raw material shortages, changes to lead times or significant price increases and changes to trade regulations (including, but not limited to, changes to tariffs);

●	adverse changes to state and federal health care regulations;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	wage inflation;

●	technical problems with our research and products;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the hospital or homecare distributor channels;

●	adverse international health care regulation impacting current international business;

●	our ability to renew our line of credit or obtain additional credit as necessary; and

●	our ability to protect and expand our intellectual property portfolio.

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

We primarily employ a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients, and deliver the SmartVest System to patients, training them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional home medical equipment (“HME”) channel and capture both the manufacturer and distributor margins. We also sell our products in the acute care setting for patients in a post-surgical or intensive care unit, or who were admitted for a lung infection brought on by compromised airway clearance. Electromed was incorporated in Minnesota in 1992. Our common stock is listed on the NYSE American under the ticker symbol “ELMD.”

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

The SmartVest System is designed for patient comfort and ease of use which promotes adherence to prescribed treatment schedules, leading to improved airway clearance, patient outcomes and quality of life, and a reduction in healthcare utilization. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for a tailored fit. User-friendly controls allow patients to administer their daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure that the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement department works on behalf of the patient by processing their physician paperwork, providing clinical support and billing the applicable insurance provider. We believe that the advantages of the SmartVest System and the Company’s customer service to the patient include:

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

The SmartVest Clearway System

The SmartVest Clearway System consists of an inflatable therapy garment, a programmable air pulse generator and a patented single-hose that delivers air pulses from the generator to the garment to create oscillatory pressure on the chest wall. The SmartVest Clearway is designed for maximum comfort and lifestyle convenience, so patients can readily fit therapy into their daily routines. The SmartVest Clearway was designed with patient experience in mind, continuing our history of offering a sleek and light weight generator featuring an intuitive touch screen to simplify use. The enhanced features make it easier to use and enable greater patient freedom in completing therapy.

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

●

Soft-fabric garment is lightweight and comfortable: The SmartVest garment is lightweight and is designed to resemble an article of clothing. The garment’s design takes weight off of the patient’s shoulders and torso, enhancing the therapy experience. Quick fit Velcro®-like closures allow for a secure, comfortable fit without bulky straps and buckles. The simple design creates a broad size adjustment range to ensure a properly tailored fit to accommodate pediatric and adult patients.

●

Small and light: SmartVest Clearway is a sleek and lightweight generator, weighing less than 14 pounds. The lightweight design, ergonomic carrying handle and compact storage case make it easier for patients to move throughout their home as well as store and integrate HFCWO therapy into their daily lives.

Other Products

We market the Single Patient Use (“SPU”) SmartVest and SmartVest Wrap® to health care providers in the acute care setting. Hospitals issue the SPU SmartVest or SmartVest Wrap to an individual patient for managing airway clearance while inpatient. Both products provide full coverage oscillation and facilitate continuity of care when the SmartVest System is prescribed for patients with a chronic condition upon discharge for use in the home.

Our Market

We estimate the U.S. homecare market for HFCWO was approximately $245 million in calendar year 2024, growing at an 8% compound annual growth rate based on independent third-party market research 2. We believe the market for HFCWO is continuing to expand due to an aging population, higher incidence of chronic lung disease, growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy, and treatments moving to lower cost homecare settings. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when they believe the patient will benefit from improved airway clearance and external chest manipulation as the best treatment to enhance mucus transport and improve bronchial drainage.

The SmartVest System is primarily prescribed for patients with bronchiectasis, cystic fibrosis, and neuromuscular conditions such as cerebral palsy and ALS. We believe that bronchiectasis represents the fastest growing diagnostic category and greatest potential for HFCWO growth in the United States growing at 12% annually in recent years2. Bronchiectasis is an irreversible, chronic lung condition characterized by enlarged and permanently damaged bronchi. The condition is associated with recurrent lower respiratory infections, inflammation, reduction in pulmonary function, impaired respiratory secretion clearance, increased hospitalizations, medication use, and increased morbidity and mortality. We believe that bronchiectasis is under-diagnosed but is experiencing a surge in clinical interest and awareness, including the relationship to COPD, commonly referred to as bronchiectasis COPD overlap syndrome3-9. The overlap of bronchiectasis and COPD increases exacerbations and hospitalizations, reduces pulmonary function, and increases mortality10.

We are driven to make life’s important moments possible, one breath at a time, by leading the HFCWO therapy market in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed continues to add to the body of evidence in support of HFCWO with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using the SmartVest System11-14. This includes a 2022 publication in the American Journal of Respiratory and Critical Care Medicine reviewing outcomes among non-cystic fibrosis bronchiectasis patients with HFCWO Therapy15. In addition, we designed and ran a quality-of-life study for COPD patients using SmartVest, which was shared at the 2023 American Thoracic Society International Conference and published in American Journal of Respiratory and Critical Care Medicine. The study’s results demonstrated statistically significant favorable responses to HFCWO as add-on therapy for patients with a primary diagnosis of COPD. We have also shared data from our bronchiectasis quality of life trial at the 2023 World Bronchiectasis and NTM Conference, highlighting the effects of HFCWO with SmartVest on clinical symptoms of patients with bronchiectasis16-17. Generating additional clinical evidence to further support the SmartVest System as a preferred treatment for bronchiectasis patients will remain a focus in the fiscal year ended June 30, 2026 (“fiscal 2026”).

These studies indicate a wide range of potential prevalence of bronchiectasis patients in the United States. We also believe that it is difficult to estimate from these studies which patients will need or benefit from HFCWO. Internal company estimates derived from a 2024 analysis of claims data indicate a 16% penetration of HFCWO within the 923,000 Americans diagnosed with bronchiectasis18 (see Figure 1 below). We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study and epidemiology evidence with an even greater number of patients that could potentially benefit from diagnosis and treatment. We believe that HFCWO is under prescribed for bronchiectasis patients resulting in a large, underpenetrated US market opportunity and growth potential for HFCWO therapy.

Estimated HFCWO Market Opportunity18 - Bronchiectasis Patients (U.S.) – Figure 1

Estimated HFCWO bronchiectasis penetration, treated population ~148k HFCWO ADOPTED Bronchiectasis HFCWO penetration ~16%  Estimated Net Bronchiectasis prevalence, DIAGNOSED ~923k U.S. BE Diagnosed Diagnosed BE population growing at ~12% annually  Estimated bronchiectasis prevalence, UNDIAGNOSED with COPD/BE overlap 4.1 million U.S. Undiagnosed 35% of BE patients managed by pulmonologists

The heightened awareness of bronchiectasis speaks to the growing body of clinical evidence supporting treatments to improve symptoms and manage disease progression.

●

In 2019, an observational comparative retrospective cohort study published in BMC Pulmonary Medicine evaluated the efficacy of a treatment algorithm in 65 patients with radiographic and symptom confirmed bronchiectasis, centered on initiation of HFCWO therapy with the SmartVest System[14]. Patients were treated per the algorithm if they reported greater than two exacerbations in the previous year and symptoms, including chronic cough, sputum production, or dyspnea. Results show that at one-year: exacerbations requiring hospitalization and antibiotic use were significantly reduced and mean forced expiratory volume remained stable post enrollment, suggesting early initiation of HFCWO therapy with SmartVest may slow the otherwise normal progression of the disease.

●

In 2022, the American Journal of Respiratory and Crucial Care Medicine published the results of a third-party retrospective cohort analysis of 101 qualifying non-cystic fibrosis bronchiectasis patients who received HFCWO. Key findings revealed that patients who used HFCWO therapy experienced improved health outcomes, a reduction in healthcare resource utilization and reduction in medication usage[15].

●

In 2025, a retrospective analysis of the Bronchiectasis and Nontuberculous Mycobacteria Research Registry (BRR) evaluated baseline bronchial hygiene data among patients with bronchiectasis "BE" to assess differences in demographics and clinical characteristics between individuals prescribed HFCWO devices and those without such prescriptions. The analysis found that over half of the BE patients not prescribed HFCWO at baseline met the Centers for Medicare & Medicaid Services eligibility criteria and exhibited comparable baseline profiles to those already receiving HFCWO therapy[19].

[2]	Internal company estimates derived from third party health claims database.
[3]	Weycker D, Hansen G, Seifer F. Prevalence and incidence of non-cystic fibrosis bronchiectasis among US adults in 2013. Chronic Respiratory Disease. 2017; 14(4):377-384.
[4]	Henkle E, et al. Characteristics and Health-care Utilization History of Patients with Bronchiectasis in US Medicare Enrollees With Prescription Drug Plans, 2006 to 2014. Chest. 2018;154(6), 1311–1320.
[5]	Seitz A, et al. Trends in Bronchiectasis Among Medicare Beneficiaries in the United States, 2000 to 2007. Chest. 2012;142(2), 432–439.
[6]	Aksamit T, et al. Bronchiectasis Research Registry C. Adult Patients With Bronchiectasis: A First Look at the US Bronchiectasis Research Registry. Chest. 2017;151:982-92.
[7]	Patel I.S., et al. Bronchiectasis, exacerbation indices, and inflammation in chronic obstructive pulmonary disease. Am J Respir Crit Care Med. 2004;170:400-7.
[8]	O’Brien C, et al. Physiological and radiological characterization of patients diagnosed with chronic obstructive pulmonary disease in primary care. Thorax. 2000;55:635-42.
[9]	Bafadhel M, et al. The role of CT scanning in multidimensional phenotyping of COPD. Chest. 2011;140:634-42.
[10]	Chalmers J. and Sethi S. Raising awareness of bronchiectasis in primary care: overview of diagnosis and management strategies in adults. NPJ Prim Care Respir Med. 2017;27:18.
[11]	Sievert C, et al. Using High Frequency Chest Wall Oscillation in a Bronchiectasis Patient Population: An Outcomes-Based Case Review. Respiratory Therapy Journal. 2016;11(4): 34–38.
[12]	Sievert C, et al. Cost-Effective Analysis of Using High Frequency Chest Wall Oscillation (HFCWO) in Patients with Non-Cystic Fibrosis Bronchiectasis. Respiratory Therapy Journal. 2017;12(1): 45–49.
[13]

Sievert C, et al. Incidence of Bronchiectasis-Related Exacerbation Rates After High Frequency Chest Wall Oscillation (HFCWO) Treatment — A Longitudinal Outcome-Based Study. Respiratory Therapy Journal. 2018;13(2): 38–41.

[14]

Powner J, et al. Employment of an algorithm of care including chest physiotherapy results in reduced hospitalizations and stability of lung function in bronchiectasis. BMC Pulmonary Medicine. 2019;19(82).

[15]

DeKoven M, Mandia K, DeFabis N, Chen J, Ruscio A. Patient Characteristics, Healthcare Resource Utilization And Outcomes Among Non-Cystic Fibrosis Bronchiectasis Patients With High Frequency Chest Wall Oscillation (HFCWO) Therapy. American Journal of Respiratory and Critical Care Medicine. 2022. Vol 205:A3090

[16]

M. Bruner, C. Bazan, B. Liu, C. Marion, K.S. Skarvan, L. Edwards, G. Solomon. Effects of High Frequency Chest Wall Oscillation (HFCWO) on Clinical Symptoms in COPD. American Journal of Respiratory and Critical Care Medicine. 2023. Vol 207:C96

[17]

C. Cheng, M. Bruner, C. Bazan, B. Liu, C. Marion, L. Edwards, G. Solomon. Effects of High Frequency Chest Wall Oscillation (HFCWO) on Quality of Life in Bronchiectasis. 6th World Bronchiectasis & NTM Conference. 2023. Poster Abstract 310-B

[18]	Internal company estimates derived from third party literature review and health claims databases.
[19]	C. Feir et al. High Frequency Chest Wall Oscillation (HFCWO) Data in the Bronchiectasis and Nontuberculous Mycobacteria (NTM) Research Registry (BRR). 8th World Bronchiectasis Conference Abstract Book. 2025; 226

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

Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. As of June 30, 2025, we had 55 direct field sales employees.  Our direct field sales employees are responsible for driving referral growth and sales through physician offices, local clinics and hospitals. We have developed a network of approximately 176 respiratory therapists across the U.S. to assist with in-home SmartVest System patient training on a non-exclusive, independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists and provide national coverage to an internal team of Registered Respiratory Therapists dedicated to supporting SmartVest patients. Additionally, Electromed employs a separate team of reimbursement specialists dedicated to managing insurance and payer relations and supporting prescribers and patients in navigating financial considerations. The availability of reimbursement is an important consideration for health care professionals and patients. Because our product has an assigned Healthcare Common Procedure Coding System (“HCPCS”) code, a claim can be billed for reimbursement using that code. We must demonstrate the effectiveness of our products to public and private insurance providers. The availability of reimbursement exists primarily due to an established HCPCS code for HFCWO. A HCPCS code is assigned to services and products by the Centers for Medicare and Medicaid Services (“CMS”).

Of the $63.8 million of our revenue derived from the U.S. in fiscal 2025, approximately 94.5% represented homecare, inclusive of homecare distributor sales, and 4.9% represented hospital sales. We expect to achieve future sales, earnings, and overall market share growth through sales force expansion, a continued focus on product innovation, improved patient experience and outcomes in the homecare market. We believe that our position in the market, direct sales team and a dedication to advancing education on HFCWO awareness positions us to drive market awareness and growth to the benefits of HFCWO in treatment of bronchiectasis. We believe that dedicated service to our providers and patients is a key component of achieving future sales. Providers seek companies that are easy to work with, are responsive and care for their patients as an extension of their practices.

We generate sales interest through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, support of industry through the COPD Foundation, as well as through a focus on increasing patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected HME distributors. We maintain agreements with a limited number of HME distributors to distribute and sell the SmartVest System in the United States homecare market. We expect to continue our direct sales channel as our primary homecare revenue source.

Approximately 0.4% and 1.0% of our net revenues were from sales outside of the U.S. in our fiscal 2025 and our fiscal year ended June 30, 2024 (“fiscal 2024”), respectively. We sell our products outside of the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2025, most of our distributors operated in exclusive territories. Our principal distributors are located in the Middle East, Southeast Asia, and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside of the U.S. is to support our current distributors with less emphasis on contracting with new distributors.

Third-Party Reimbursement

In the U.S., individuals who use the SmartVest System generally rely on third-party payers, including private payers and governmental payers such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the SmartVest System. Our homecare revenue comes from reimbursement from commercial payers, Medicare, Medicaid, Veterans Affairs and direct patient payments. Reimbursement amounts for HFCWO therapy and the SmartVest System vary among public and private insurance providers.

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians and increasing the number of covered lives across a broad payer market. Our established and effective reimbursement department works on behalf of the patient to process physician paperwork, seek insurance authorization and process claims. Our reimbursement department's skill and knowledge is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to pay for the SmartVest System over a period of one to 15 months, which is consistent with Medicare and other third parties' reimbursement procedures. The payment amount we receive for any single referral may vary based on several factors, including Medicare and third-party reimbursement processes and policies. The reimbursement department includes our payer relations function working directly with all payer types to increase the covered lives for the SmartVest System with national and regional private insurers and applicable state and federal government entities as well as to maintain the current licenses with state and federal government and payer contracts.

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

Most patients qualify for reimbursement and payment from Medicare, Medicaid, private insurance or combinations of the foregoing. Our sales continue to be dependent, in part, on the availability of coverage and reimbursement from third-party payers, even though our devices have been cleared for marketing by the FDA. The way reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the procedure is furnished.  We estimate that we have over 250 million contracted lives in the U.S.

Research and Development

Our research and development (“R&D”) capabilities consist of full-time engineering staff and several consultants. We periodically engage consultants and contract engineering employees to supplement our development initiatives. Our team has demonstrated a record of developing new products that receive the appropriate product approvals and regulatory clearances around the world as demonstrated by the FDA 510(k) clearance for the SmartVest Clearway Airway Clearance System received November 2022.

During fiscal 2025 and 2024, we incurred R&D expenses of approximately $996,000 and $656,000, or 1.6% and 1.2% of our net revenues, respectively.

Intellectual Property

As of June 30, 2025, we held 13 United States and 46 foreign-issued patents covering the SmartVest System and its underlying technology. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. We also held 13 U.S. trademark registrations along with 112 foreign trademark registrations. Starting in the fourth quarter of fiscal 2025, we have ceased efforts to maintain or renew patents issued by jurisdictions outside of the United States and Mexico.

Manufacturing

Our headquarters in New Prague, Minnesota includes a dedicated manufacturing and engineering facility of more than 14,000 square feet, and we are certified on an annual basis to be compliant with International Organization for Standardization (“ISO”) 13485 quality system standards. The FDA and Notified Body audit our site periodically, in accordance with their practices, and we maintain our operations in a manner consistent with their requirements for a medical device manufacturer. While production of components is outsourced to meet our detailed specifications, each SmartVest System is assembled, tested, and approved for final shipment at our manufacturing site in New Prague, consistent with FDA, Underwriters Laboratory, and ISO standards. Many of our strategic suppliers are located within 100 miles of our headquarters, which enables us to closely monitor our component supply chain. We continually review our suppliers and component sources to ensure adequate availability of critical components and we maintain established inventory levels for critical components and finished goods to assure continuity of supply.

Product Warranties

We provide a warranty on the SmartVest System that covers the cost of replacement parts and labor, or a new SmartVest System in the event we determine a full replacement is necessary. For each homecare SmartVest System initially purchased and currently located in the U.S., we provide a lifetime warranty to the individual patient for whom the SmartVest System is prescribed. For sales to hospitals and HME distributors within the U.S., and for all international sales, we provide a one-to-five-year warranty.

Competition

The original HFCWO technology was licensed to American Biosystems, Inc. (formerly Hill-Rom Holdings, Inc., now part of Baxter International Inc.) (“Baxter”), which, until the introduction of our original MedPulse Respiratory Vest System® in 2000, was the only manufacturer of a product with HFCWO technology cleared for market by the FDA (Hill Rom’s The Vest® Airway Clearance System). Respiratory Technologies, Inc. (formerly RespirTech, now part of Koninklijke Phillips N.V.) (“Philips”) received FDA clearance to market their HFCWO product, the inCourage® Airway Clearance Therapy in 2005. Both Baxter and Philips employ a direct-to-patient model, with Philips additionally offering its HFCWO device through selected HME distributors.

The AffloVest® from Tactile Systems Technology Inc. (“Tactile Medical”) also participates in the same market as our SmartVest System. Tactile Medical primarily sells its device through HME companies who distribute homecare medical devices and supplies.

Alternative products for administering pulmonary therapy include: Positive Expiratory Pressure, Intrapulmonary Percussive Ventilation, CPT and breathing techniques. Physicians may prescribe some or all of these devices and techniques, depending upon each patient’s health status, severity of disease, compliance, or personal preference. We acknowledge  pharmaceutical companies are developing anti-inflammatory therapies for bronchiectasis, such as DPP1 inhibitors, to target underlying airway inflammation. We believe these efforts will raise awareness of the disease and further underscore the importance of airway clearance modalities like HFCWO as complementary treatment options.

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

Governmental Regulation

Uncertainties in state and federal legislation, regulation and policy

We could be adversely affected by state and federal legislation, regulation and policy in ways and to an extent that cannot be predicted. We depend on the continued availability and on the levels of state and federal funding, and on the support of state and federal government officials. We operate in a heavily regulated environment and regulation is always changing.

The Trump administration’s economic, tax, international and health care policies could have significant impact on the health care industry in general. Since taking office in January 2025, President Trump has announced, revised, paused, and enacted various executive orders and tariffs which could have wide-reaching economic impact, including but not limited to limiting or pausing federal funding and increasing the costs of medical equipment and other supplies.

Recent shifts in leadership at executive agencies and the creation of temporary executive commissions such as the Department of Government Efficiency have added to uncertainty around federal funding, regulatory priorities, Medicare and Medicaid reimbursement, and other funding sources upon which we rely.

The 119th U.S. Congress passed the One Big Beautiful Bill Act ( “OBBBA”) on July 3, 2025, and President Trump signed it into law on July 4, 2025, extending the tax cuts to corporations and individuals provided by the Tax Cuts and Jobs Act of 2017, which were set to expire at the end of 2025. OBBBA also achieved many of President Trump’s priorities on health care, border security, energy and deficit reduction. To offset the cost of the tax cuts and other costs of OBBBA, the legislation contains budgetary cuts and increased regulatory requirements to Medicaid, Medicare, the ACA, and other federal programs. Changes include work requirements for Medicaid eligibility and limiting provider taxes in future years. Overall, the legislation is predicted to increase the number of uninsured by 11.8 million by 2034, relative to current law.

While it is too early to determine the impact that these initiatives and  OBBBA will have on federal and state health care programs and their funding generally, and on us in particular, the impact could be material and adverse to our operations and to our financial condition. It is possible that federal spending in many areas of the federal budget will be reduced. Any reduction in federal spending for Medicare and Medicaid reimbursement could impact our operations and finances. It is not possible to summarize or describe the potential impact of such potential reductions on us or our industry. State legislation, regulation, policy and related guidance will also need to change as a result of OBBBA. No assurances can be given that changes at the state level will not present similar challenges to our finances and operations.  We will continue to monitor OBBBA and analogous state law changes and make any necessary updates to policies and procedures.

Risks from evolving Supreme Court precedents

In addition to uncertainties arising from OBBBA and other state and federal legislative, regulatory, and policy developments, recent actions by the United States Supreme Court, willingness  to revisit and alter longstanding judicial precedents, may introduce additional regulatory challenges. In June 2024, the U.S. Supreme Court issued its decision in Loper Bright Enterprises v. Raimondo (“Loper”), which modified the regulatory interpretation standard established 40 years ago by Chevron v. National Resources Defense Council, also known as the Chevron doctrine. The Chevron doctrine permitted federal agencies to interpret federal statutes when a statute was silent or ambiguous with respect to a specific issue and further provided that courts should defer to federal agencies’ interpretations in most cases. In Loper, the Court held that a court is not required to automatically defer to an agency’s reasonable interpretations of ambiguous statutes. We cannot predict the impact of the Loper decision on our operations or financial condition or on our industry in general; however, the decision is expected to result in a chill in future federal rulemaking and a significant increase in litigation challenging existing and future federal rules and regulations, including those promulgated by health regulatory agencies and CMS. The Loper decision introduces additional uncertainty in the federal regulatory frameworks within which we operate, including those governing the health care industry, among others. Uncertainty in legislation, regulation and policy at both the state and federal levels, and in the interpretation of the same, could impact our operations and finances in any number of ways and make it more difficult or costly to fully comply with applicable laws.

Medicare and Medicaid

OBBBA and other recent government and private sector initiatives in the U.S. and foreign countries aim at limiting the growth of health care costs including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These initiatives are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices that result in better clinical outcomes. Government programs, including Medicare and Medicaid, have attempted to control costs by limiting the amount of reimbursement the program will pay for procedures or treatments, restricting coverage for certain products or services, and implementing other mechanisms designed to constrain utilization and contain costs. Many private insurance programs look to Medicare as a guide in setting coverage policies and payment amounts. These initiatives have created an increasing level of price sensitivity among our customers.

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other HME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local HME businesses, many states have enacted regulations that require a HME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a HME provider must have an in-state presence. In addition to Minnesota, the location of our corporate headquarters, we have a licensed in-state presence in seven other states. We also maintain a distribution center in California, which also satisfies state Medicaid requirements. In-state presence requirements vary from state to state but generally require a physical location that is staffed and open during regular business hours.

Our financial condition may be adversely affected if the Affordable Care Act is repealed.

It is possible that efforts to repeal the ACA, in whole or in part, will continue under the Trump administration. We cannot predict the likelihood of any future ACA repeal bills or other health care reform bills becoming law, or the subsequent effects of any such laws or legal decisions, though such effects could materially impact our business or financial condition.  In particular, any legal, legislative or executive action that: (1) reduces federal health care program spending; (2) increases the number of individuals without health insurance; (3) reduces the number of people seeking health care; or (4) otherwise significantly alters the health care delivery system or insurance markets, could each have a material adverse effect on our business or financial condition. According to the U.S. Census Bureau, 47.2 million people (15.5%) were uninsured in 2010. In 2020, 28 million people (8.6%) were uninsured.

Due to the complexity of federal healthcare policy, the pending nature of certain implementing regulations or interpretive guidance, and gradual implementation, as well as an inability to foresee how states, businesses and individuals will respond to the choices afforded them by ongoing reform, we are unable to predict the full impact of the Affordable Care Act on us at any given time.

We anticipate that the federal government’s ongoing health care reform initiatives will result in further legislation, regulation, and other actions that will continue the trend toward reduced reimbursement for hospital services and more pervasive regulation of operations. At present, no determination can be made concerning whether, or in what form, such legislation could be introduced and enacted into law. Similarly, the impact of future cost control programs and future regulations on our projected financial performance cannot be determined at this time. As noted above, any future changes to the Medicare and Medicaid programs could result in substantial reductions in reimbursement from Medicare and Medicaid, which could substantially reduce the revenues available to us, and any reduction in the levels of payment in these government payment programs could adversely affect our financial condition and our ability to fulfill our obligations.

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

FDA Requirements

We have received clearance from the FDA to market our products, including the SmartVest System. We may be required to obtain additional FDA clearance before marketing a new or modified product in the U.S., either through the 510(k)-clearance process or the more complex premarket approval process. The process may be time-consuming and expensive, particularly if human clinical trials are required. Failure to obtain such clearances or approvals could adversely affect our ability to grow our business.

Continuing Product Regulation

In addition to its approval processes for new products, the FDA may require testing and post-market surveillance programs to monitor the safety and effectiveness of previously cleared products that have been commercialized and may prevent or limit further marketing of products based on the results of post-mark surveillance reports. At any time after marketing clearance of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (“QSR”) requirements and current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial market clearance. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

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

There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Enforcement of these regulations has become increasingly stringent, particularly due to more prevalent use of the whistleblower provisions under the False Claims Act, which allow private individuals to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties and disbarment from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid. Such penalties could adversely impact our financial performance.

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

Environmental Laws

We are subject to various environmental laws and regulations both within and outside the U.S. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing and disposal processes. We do not expect that compliance with environmental protection laws will have a material impact on our results of operations, financial position, or cash flows.

Potential impact of another pandemic or public health emergency

In recent years, COVID-19 has had numerous and varied medical, economic, and social impacts, any and all of which have and may continue to adversely affect our business and financial results.  The COVID-19 pandemic created staffing issues for many health care providers, including us, as a result of (a) absences due to quarantine or infection; (b) litigation over vaccine mandates, PPE and other COVID-19-related issues; (c) acceleration of retirements; and (d) burnout and other mental health issues.  The ongoing effects of the COVID-19 pandemic, or any other public health emergency, could affect our ability to conduct normal operations and, as a result, our operating results and financial condition could be materially adversely affected.

In addition, the COVID-19 pandemic affected travel, commerce and financial markets in the United States and economic growth worldwide. The COVID-19 pandemic resulted in volatility in the U.S. and global financial markets, and significant realized and unrealized losses in investment portfolios. Financial results, generally, and liquidity, in particular, may be materially diminished in the face of volatility. Access to capital markets may be hindered and increased costs of borrowing may occur as a result.

We continue to deal with the impacts of COVID-19 and the occurrence of another public health emergency, including a pandemic similar to the COVID-19 pandemic, and governmental and public responses to such emergency, could directly or indirectly affect our operations and financial condition in many ways. Such an emergency could significantly increase or decrease demand for health care services, cause a decrease in demand for or impose restrictions on elective procedures, disrupt supply chains of necessary medical equipment and supplies, exacerbate clinical and non-clinical staffing shortages, or otherwise impair the operation of our Health Care Facilities. There can be no assurance that a future pandemic or other public health emergency will not have a material adverse impact on our operations or financial condition. The extent to which government stimulus or proceeds from business interruption insurance or other sources would be available, or whether such stimulus or proceeds would be sufficient to cover losses, is fact-dependent and impossible to predict.

Human Capital

We believe that our dedicated, talented employees are our most valuable resource and a key strength in accomplishing our collective mission and goals. As of June 30, 2025, we had 180 employees, 177 of which were full-time employees. Our employees are in 31 states throughout the United States. 16 of our employees were respiratory therapists licensed by appropriate state professional organizations. We also had approximately 176 respiratory therapists and health care professionals retained on a non-exclusive, independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

We believe in ensuring that employees understand our mission, purpose, and goals as well as their impact on our success. We use on-going reviews in addition to an annual performance review process to support development and performance discussions with employees. In addition, every employee is eligible to participate in our incentive plan, which allows us to share the rewards of the company with the people who significantly contribute to our success.

To cultivate a learning culture that provides enhancement and growth for our people, we offer educational assistance, online training, seminars, specific skill training, participation in business and industry organizations, mentoring, and leadership development programs. We are also committed to contributing our talents and resources to serve the communities in which we live and work through various charitable campaigns, employee programs and volunteerism. We believe that this commitment assists in our efforts to attract and retain employees.

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

Safety is a vital aspect of the success of our people and business. We are proud of our employees’ collective commitment to maintain safe work practices within our manufacturing operations. We also provide well-being services to support each employee’s physical and mental health and will continue to emphasize the importance of the safety and health of our employees in all we do.

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

None.

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

To date, the Company is not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that has had or is reasonably likely to have a material impact on the Company’s business strategy, results of operations or financial condition. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us.

Cybersecurity Governance

The Audit Committee and the Board of Directors provide oversight of cybersecurity risk management. The cybersecurity risk management program is co-led by senior leaders of our management and third-party service providers. Between our senior leaders, there is a combined 30+ years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. Our Director of IT leads the IT organization, reports directly to the Chief Financial Officer and works closely with the President and Chief Executive Officer to guide strategic direction and IT decisions to drive business outcomes. Our Board of Directors is engaged in the Company’s Enterprise Risk Management (ERM) program and receives briefings on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Audit Committee oversees the Company’s cybersecurity strategies, systems, and controls to ensure reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Audit Committee and Board of Directors receives regular updates on the Company’s cybersecurity risk management program from the Chief Financial Officer, Director of IT and third-party managed service provider CISO.

Item 2.	Properties.

We own our principal headquarters and manufacturing facilities, consisting of approximately 37,000 square feet, which are located on an approximately 2.3-acre parcel in New Prague, Minnesota. Nearly all the Company’s revenues, profits, and assets are associated with this facility. We believe that our facilities are satisfactory for our long-term growth plans.

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

As of August 20, 2025, there were 45 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our shares of common stock. We currently intend to first retain any earnings for use in operations and do not anticipate paying cash dividends to our shareholders in the foreseeable future. The agreement governing our credit facility restricts our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

On March 6, 2025, we announced the approval of a stock repurchase authorization. Under the authorization, the Company could repurchase up to $5,000,000 shares of common stock. A total of 220,899 shares were repurchased and retired for a total cost of $5,000,000, or $22.63 per share. As of June 30, 2025, this repurchase authorization was exhausted in its entirety.

The following table sets forth information concerning purchases of shares of our common stock for the three months ended June 30, 2025:

			Total Number of	Approximate Dollar Value
		Average	Shares Purchased as Part	of Shares that May Yet
	Total Number of	Price Paid	of Publicly Announced	be Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
April 1 – April 30, 2025	90,228	$22.52	90,228	$1,518,000
May 1 – May 31, 2025	70,635	21.49	70,635	$—
June 1 – June 30, 2025 (1)	1,222	21.99	—	$—
Total	162,085	$22.07	160,863

(1)

Consists of 1,222 shares forfeited to the Company in connection with the vesting of restricted stock awards that were outstanding under the 2017 Omnibus Incentive Plan. The average price paid per share reflects the closing price of our common stock on the date of forfeiture.

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

We manufacture, market and sell products that provide HFCWO, including the SmartVest System that includes our newest generation SmartVest Clearway, previous generation SmartVest SQL and related products, to patients with compromised pulmonary function. The SmartVest Clearway is an updated and modern approach to HFCWO focused on an enhanced patient experience and proven patient outcomes. The product delivers effective 360o oscillatory pressure through our proprietary rapid inflate-deflate technology which improves the patient’s ability to breathe deeply during therapy. SmartVest Clearway delivers a sleek and lightweight generator and is designed with an intuitive touchscreen to simplify programing and everyday use. Our products are sold in both the homecare market and the hospital market. The SmartVest SQL has been sold in the domestic homecare market since 2014. In 2015, we launched the SmartVest SQL into hospital and certain international markets. In June 2017, we announced the launch of the SmartVest SQL with SmartVest Connect™ wireless technology, which allows data connection between physicians and patients to track therapy performance and collaborate in treatment decisions. In 2022, we launched the SmartVest Clearway to adult pulmonary, pediatric and cystic fibrosis patients for use in the home. We have marketed the SmartVest System and its predecessor products since 2000 to patients suffering from cystic fibrosis, bronchiectasis and repeated episodes of pneumonia. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, ALS, and patients with post-surgical complications or who are ventilator dependent or have other conditions involving excess secretion and impaired mucus transport.

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

We have primarily employed a direct-to-patient and provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions to patients and train them on proper use in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional HME distributors and capture both the manufacturer and distributor margins. We have engaged a limited number of regional HME distributors focused on respiratory therapies as an alternate sales channel.

Our key growth strategies for fiscal 2026 are to accelerate our revenue growth by taking market share and expanding the addressable population for the largest and fastest growing segments of the market: adult pulmonology/bronchiectasis. Actions to support accelerating our revenue growth in this area include the following:

●	Expand our sales force in geographies with high potential, adding an additional four territories and direct sales reps;

●	Increase SmartVest brand awareness through direct-to-consumer and physician marketing, and peer-to-peer education;

●	Provide best-in-class customer care and support; and

●	Develop and promulgate the body of bronchiectasis clinical evidence to increase physician adoption of the SmartVest System for patients.

Impacts of Certain Macro-Economic Conditions and the Supply Chain on Our Business and Operations

We expect that component and raw material costs will be a challenge in fiscal 2026 relating to supply chain availability and inflationary trends in electronic components and may extend to other components resulting from uncertain trade regulations such as tariffs. In certain instances, we have purchased key materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that these macro-economic conditions could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes or significant changes in trade regulations could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs could reduce our gross margins.

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

We request that customers return previously sold units that are no longer in use to us to limit the possibility that such units would be resold by unauthorized parties or used by individuals without a prescription. The customer is under no obligation to return the product; however, we do reclaim many previously sold units upon the discontinuance of patient usage. We are certified to recondition and resell returned SmartVest System units. Returned units are typically reconditioned and resold or used for demonstration equipment and warranty replacement parts.

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

Warranty Reserve

The Company provides a lifetime warranty on its products to the prescribed patient for homecare sales within the U.S. and a one to five-year warranty for all homecare distributor, hospital and other sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life and cost per claim. The Company routinely assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

Share-Based Compensation

Share-based payment awards consist of options to purchase shares of our common stock, restricted stock awards, restricted stock units, and performance-based awards. Expense for options is estimated using the Black-Scholes pricing model at the date of grant and expense for restricted stock is determined by the closing price on the day the grant is made. Expense is recognized on a graded vesting basis over the requisite service or vesting period of the award, or at the time services are provided for non-employee awards. Expenses for performance-based awards with market conditions are estimated using the Monte-Carlo pricing model at the date of grant and expense is recognized on a straight-line basis. In determining the fair value of options and performance-based awards with market conditions, we make various assumptions, including expected risk-free interest rate, stock price volatility, and life. See Note 8 to the Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for a description of these assumptions.

Results of Operations

Fiscal Year Ended June 30, 2025 Compared to Fiscal Year Ended June 30, 2024

Revenues

Revenue for the fiscal years ended June 30, 2025, and 2024 are summarized in the table below.

	Fiscal Year Ended June 30,
	2025	2024	Increase (Decrease)
Homecare Revenue	$57,287,000	$49,503,000	$7,784,000	15.7%
Hospital Revenue	3,140,000	2,535,000	605,000	23.9%
Homecare Distributor Revenue	2,928,000	1,852,000	1,076,000	58.1%
Other Revenue	645,000	826,000	(181,000)	(21.9)%
Total Revenue	$64,000,000	$54,716,000	$9,284,000	17.0%

Homecare Revenue. Homecare revenue increased by $7,784,000, or 15.7%, in fiscal 2025 compared to fiscal 2024. The increase in revenue was due to an increase in direct sales representatives and higher net revenues per approval.

Hospital Revenue. Hospital revenue increased by $605,000, or 23.9%, in fiscal 2025 compared to fiscal 2024. Hospital revenue includes sales to hospitals, rental companies and other institutions. The increase was primarily due to an increase in sales representatives focused on the hospital market as well as higher capital and disposable demand.

Homecare Distributor Revenue. Homecare distributor revenue increased by $1,076,000, or 58.1%, in fiscal 2025 compared to fiscal 2024. The revenue increase in fiscal 2025 was due to an increased number of homecare distribution partners. We sell to a limited number of home medical equipment distributors, who in turn sell our SmartVest System in the U.S. homecare market.

Other Revenue. Other revenue decreased by $181,000, or 21.9%, in fiscal 2025 compared to fiscal 2024. The decrease in other revenue was primarily due to decreased demand of international distributor purchases and purchases by customers that do not fall within the other markets described above.

Gross Profit

Gross profit increased to $49,971,000 in fiscal 2025, or 78.1% of net revenues, from $41,726,000 or 76.3% of net revenues, in fiscal 2024. The increase in gross profit and gross margin was primarily due to increased revenue and higher net revenue per device.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $39,315,000 in fiscal 2025, representing an increase of $4,826,000 or 14.0% from $34,489,000 in fiscal 2024.

SG&A payroll and compensation-related expenses including health insurance benefits and other compensation increased by $3,162,000, or 13.5%, to $26,599,000 in fiscal 2025, compared to $23,437,000 in fiscal 2024. The increase in the current year was primarily due to the accelerated recognition of share-based compensation associated with the vesting of performance-based equity awards and salaries and incentive compensation related to the higher average number of sales, sales support, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges including share-based compensation for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business. Field sales employees totaled 62, of which 55 were direct sales, as of June 30, 2025, compared to 62 as of June 30, 2024, of which 53 were direct sales. We expect to continue to expand our salesforce to align with our revenue growth projections.

Travel, meals and entertainment expenses increased $577,000, or 17.3%, to $3,919,000 for fiscal 2025 compared to $3,342,000 in fiscal 2024. The increase in the current year was primarily due to an increased number of sales territories and higher travel costs.

Professional and legal fees, including recruiting and insurance expenses, increased by $98,000, or 2.0%, to $4,926,000 in fiscal 2025, compared to $4,828,000 in fiscal 2024. Professional fees include services related to legal costs, shareowner services and reporting requirements, board of directors compensation, information technology technical support and consulting fees. The increase was primarily related to expense recognition associated with the annual equity compensation payable to non-employee directors.

Total discretionary marketing expenses decreased by $66,000, or 4.4% to $1,421,000 in fiscal 2025, compared to $1,487,000 in fiscal 2024. The decrease in the current year was primarily due to a one-time investment in market research in the prior year that did not recur in fiscal 2025.

Research and Development Expenses

R&D expenses increased by $340,000, or 51.8%, to $996,000 in fiscal 2025 compared to $656,000 in fiscal 2024. The increase in the current year was primarily due to increased average headcount and external spend related to product enhancements and sustaining engineering.

Operating Income

Operating income increased by $3,079,000 or 46.8% to 9,660,000 in fiscal 2025, compared to $6,581,000 in fiscal 2024. The increase in operating income was primarily due to increases in net revenues and gross profit.

Interest Income, net

Net interest income was approximately $624,000 in fiscal 2025 compared to net interest income of $455,000 in fiscal 2024. The increase in the current year was primarily due to higher cash balances.

Income Tax Expense

Income tax expense in fiscal 2025 was $2,747,000, which includes a current tax expense of $3,057,000, and a deferred benefit of $310,000. Estimated income tax expense includes a current federal and state tax benefit of approximately $1,004,000 primarily related to the excess tax benefit for non-qualified stock options that were exercised during the period.

Income tax expense in fiscal 2024 was $1,886,000, which includes a current tax expense of $2,457,000, and a deferred benefit of $571,000. Estimated income tax expense includes a current federal and state tax benefit of approximately $103,000, primarily related to the excess tax benefit for non-qualified stock options that were exercised during the period.

The effective tax rates were 26.7% and 26.8% for fiscal 2025 and 2024, respectively. The effective tax rates differ from the statutory federal rate because of state income taxes and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income

Net income for fiscal 2025 was $7,537,000 compared to net income of $5,150,000 in fiscal 2024. The increase of $2,387,000, or 46.3%, in the current year net income was primarily due to increased net revenues and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2025 was $11,393,000. Cash flows from operating activities consisted of net income of $7,537,000, non-cash expenses of approximately $4,133,000, an increase in accounts payable and accrued liabilities of $1,650,000, an increase in accrued compensation of $1,186,000, and a decrease in inventories of $175,000. These cash flows from operating activities were offset by an increase in accounts receivable of $1,327,000, an increase in prepaid expenses and other assets of $959,000, an increase in income tax receivable of $685,000, and an increase in contract assets of $317,000.

Cash Flows from Investing Activities

Net cash used for investing activities in fiscal 2025 was approximately $306,000. Cash used for investing activities consisted of approximately $262,000 in expenditures for property and equipment and $44,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

Net cash used for financing activities in fiscal 2025 was approximately $11,880,000, consisting of $10,000,000 used for the repurchase of our common stock and $2,278,000 used for tax payments on net share settlement of stock awards, partially offset by cash received from the issuance of common stock upon the exercise of options of $398,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $34,614,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for at least the next twelve months from the date of this report.

We maintain a credit facility that was last amended in December 2023, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (7.50% as of June 30, 2025) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2025, or June 30, 2024. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2025, if not renewed prior to that date. As of June 30, 2025, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all of our tangible and intangible assets.

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

During fiscal 2025 and 2024, we spent approximately $262,000 and $287,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

While the impact of macroeconomic conditions and other factors such as inflation and trade regulations are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for at least the next twelve months from the date of this report.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

See Note 1 of the Notes to our Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in fiscal 2025 or pending adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2025, and 2024, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  June 30, 2025, and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

August 26, 2025

Electromed, Inc.

Balance Sheets
June 30, 2025, and 2024

	As of June 30,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$15,287,000	$16,080,000
Accounts receivable (net of allowances for credit losses of $45,000)	24,660,000	23,333,000
Contract assets	1,036,000	719,000
Inventories	3,299,000	3,712,000
Prepaid expenses and other current assets	392,000	329,000
Income tax receivable	408,000	—
Total current assets	45,082,000	44,173,000
Property and equipment, net	4,714,000	5,165,000
Finite-life intangible assets, net	371,000	657,000
Other assets	1,173,000	87,000
Deferred income taxes	2,462,000	2,152,000
Total assets	$53,802,000	$52,234,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,667,000	$1,010,000
Accrued compensation	5,079,000	3,893,000
Income tax payable	—	277,000
Warranty reserve	1,645,000	1,567,000
Other accrued liabilities	1,077,000	930,000
Total current liabilities	10,468,000	7,677,000
Other long-term liabilities	125,000	12,000
Total liabilities	10,593,000	7,689,000

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,349,176 and 8,637,883 shares issued and outstanding, as of June 30, 2025, and June 30, 2024, respectively	83,000	87,000
Additional paid-in capital	21,941,000	20,790,000
Retained earnings	21,185,000	23,668,000
Total shareholders’ equity	43,209,000	44,545,000
Total liabilities and shareholders’ equity	$53,802,000	$52,234,000

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2025, and 2024

	Year Ended June 30,
	2025	2024
Net revenues	$64,000,000	$54,716,000
Cost of revenues	14,029,000	12,990,000
Gross profit	49,971,000	41,726,000

Operating expenses
Selling, general and administrative	39,315,000	34,489,000
Research and development	996,000	656,000
Total operating expenses	40,311,000	35,145,000
Operating income	9,660,000	6,581,000

Interest income, net	624,000	455,000
Net income before income taxes	10,284,000	7,036,000

Income tax expense	2,747,000	1,886,000
Net income	$7,537,000	$5,150,000

Income per share:
Basic	$0.89	$0.60
Diluted	$0.85	$0.58

Weighted-average common shares outstanding:
Basic	8,454,100	8,562,245
Diluted	8,914,421	8,864,585

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2025, and 2024

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance as of June 30, 2023	8,555,236	$86,000	$18,788,000	$18,793,000	$37,667,000

Net income	—	—	—	5,150,000	5,150,000
Exercise of common stock options and issuance of restricted stock, net of cancellations and tax withholdings	101,008	1,000	310,000	—	311,000
Share-based compensation expense	—	—	1,692,000	—	1,692,000
Repurchase of common stock	(18,361)	—	—	(275,000)	(275,000)
Balance as of June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000

Net income	—	—	—	7,537,000	7,537,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	212,209	1,000	(1,908,000)	—	(1,907,000)
Share-based compensation expense	—	—	3,059,000	—	3,059,000
Repurchase of common stock	(500,916)	(5,000)	—	(10,020,000)	(10,025,000)
Balance as of June 30, 2025	8,349,176	$83,000	$21,941,000	$21,185,000	$43,209,000

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2025, and 2024

	Year Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$7,537,000	$5,150,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,039,000	789,000
Impairment of intangible assets	212,000	—
Amortization of finite-life intangible assets	133,000	52,000
Share-based compensation expense	3,059,000	1,692,000
Deferred income taxes	(310,000)	(571,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,327,000)	797,000
Contract assets	(317,000)	(232,000)
Inventories	175,000	459,000
Prepaid expenses and other assets	(959,000)	1,321,000
Income tax receivable, net	(685,000)	(59,000)
Accounts payable and accrued liabilities	1,650,000	(1,206,000)
Accrued compensation	1,186,000	875,000
Net cash provided by operating activities	11,393,000	9,067,000

Cash Flows from Investing Activities
Expenditures for property and equipment	(262,000)	(287,000)
Expenditures for finite-life intangible assets	(44,000)	(108,000)
Net cash used for investing activities	(306,000)	(395,000)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of options	398,000	311,000
Taxes paid on net share settlement of stock awards	(2,278,000)	—
Repurchase of common stock	(10,000,000)	(275,000)
Net cash (used for) provided by financing activities	(11,880,000)	36,000
Net (decrease) increase in cash	(793,000)	8,708,000
Cash and cash equivalents
Beginning of period	16,080,000	7,372,000
End of period	$15,287,000	$16,080,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$3,742,000	$2,514,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$107,000	$4,000
Taxes owed on net share settlement of stock awards in accrued liabilities	$27,000	$—
Demonstration equipment transferred between inventory and property and equipment	$238,000	$50,000
Issuance of common stock upon the vesting of performance-based stock units	$1,000	$—

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the homecare and hospital markets. The Company also sells internationally through distributors. International sales were $248,000 and $470,000 for the fiscal years ended June 30, 2025 (“fiscal 2025”) and  June 30, 2024 (“fiscal 2024”), respectively.

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

Shipping and handling expense: Shipping and handling charges incurred by the Company on shipments to customers are included in cost of revenues and were $445,000 and $383,000 for fiscal 2025 and 2024, respectively.

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

Contract assets: Contract assets include amounts recognized as revenue that are estimates of variable consideration when the consideration due to the Company is dependent on a future event such as the patient meeting a deductible prior to the Company’s claim being processed by the payer. Contract assets are classified as current as amounts will turn into accounts receivable and be collected during the Company’s normal business operating cycle. Contract assets are reclassified to accounts receivable when the right to receive payment is unconditional.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. Standard costs are reviewed at least annually by management, or more often in the event circumstances indicate a change in cost has occurred. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected future sales. Estimated inventory to be returned is based on how many devices have shipped that are expected to be returned prior to completion of the insurance reimbursement process.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company retains ownership of demonstration equipment in the possession of both inside and outside sales representatives, who use the equipment in the sales process.

Leases: The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right of use (“ROU”) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent the Company’s right to control the use of the leased assets during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight line expense recognition. The Company has elected the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

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

In addition, we periodically reassess the estimated remaining useful lives of our long-lived and finite-life intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings. We have experienced no significant changes in the carrying amount or estimated remaining useful lives of our long-lived or amortizable intangible assets, except as described in Note 5.

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

Changes in the Company’s warranty liability were as follows:

	Year Ended June 30,
	2025	2024
Beginning warranty reserve	$1,567,000	$1,378,000
Accrual for products sold	441,000	559,000
Expenditures and costs incurred for warranty claims	(363,000)	(370,000)
Ending warranty reserve	$1,645,000	$1,567,000

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

Advertising costs: Advertising costs are expensed when incurred. Advertising, marketing and trade show costs for fiscal 2025 and 2024 were $1,421,000 and $1,487,000, respectively.

Share-based payments: Share-based payment awards consist of options to purchase shares of our common stock, restricted stock awards, restricted stock units, and performance-based awards, issued to employees for services as well as restricted stock awards issued to non-employee directors. Expense for options is estimated using the Black-Scholes pricing model at the date of grant, expense for performance-based awards with market conditions is estimated using the Monte-Carlo pricing model at the date of grant and expense for restricted stock awards and restricted stock units is determined by the closing price on the day the grant is made. Expense is recognized on a graded vesting basis over the requisite service or vesting period of the award, on a straight-line basis for performance-based awards, or at the time services are provided for non-employee awards.

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

Recently Issued Accounting Standards

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The standard introduces increased disclosure requirements primarily related to significant segment expenses, along with disclosure of key criteria and metrics utilized by the Chief Operating Decision Maker (“CODM”). It is effective for annual periods beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended June 30, 2025 and expanded its disclosures as required under the standard.

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

Note 2.	Revenues

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	Year Ended June 30,
	2025	2024
Homecare	$57,287,000	$49,503,000
Hospital	3,140,000	2,535,000
Homecare distributor	2,928,000	1,852,000
Other	645,000	826,000
Total	$64,000,000	$54,716,000

In the following table, homecare revenue is disaggregated by payer type:

	Year Ended June 30,
	2025	2024
Commercial	$29,127,000	$24,215,000
Medicare	20,960,000	18,627,000
Medicare Supplemental	5,220,000	4,706,000
Medicaid	922,000	1,114,000
Other	1,058,000	841,000
Total	$57,287,000	$49,503,000

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

Regardless of the type of transaction, provided criteria for an enforceable contract are met, it is the Company’s long-standing business practice to regard all homecare agreements as transferring control to the patient upon shipment or delivery, despite possible payment cancellation under government or commercial programs where the payer is controlling the payment over specified time periods. For homecare sales that feature installment payments, the ultimate amount of consideration received from Medicare, Medicaid or commercial payers can be significantly less than expected if the contract is terminated due to changes in the patient’s status, including insurance coverage, hospitalization, death or otherwise becoming unable to use the SmartVest System. However, once delivered to a patient who needs the SmartVest System, the patient is under no obligation to return the SmartVest System should payments be terminated because of the described contingencies. As a result, the Company’s product sales qualify for point-in-time revenue recognition. Control transfers to the patient, and revenue is recognized upon shipment or delivery of the SmartVest System. At this point, physical possession and the significant risks and rewards of ownership are transferred to the patient and either a current or future right to payment is triggered.

The Company’s contractually stated transaction prices in the homecare market are generally set by the terms of the contracts negotiated with insurance companies or by government programs. The transaction price for the Company’s products may be further impacted by variable consideration. ASC 606 requires the Company to adjust the transaction price at contract inception and throughout the contract duration for the estimated value of payments to be received from insurance payers based on historical experience and other available information, subject to the constraint on estimates of variable consideration. Transactions requiring estimates of variable consideration primarily include (i) capped installment payments, which are subject to the third-party payer’s termination due to changes in insurance coverage, death or the patient’s discontinued use of the SmartVest System, and (ii) patient responsibility amounts for deductibles, coinsurance, copays and other similar payments.

Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical collection patterns to estimate variable consideration for portfolios of contracts. For each type of variable consideration discussed above, there are many contracts with similar characteristics with a wide range of possible transaction prices. For that reason, the Company uses the probability-weighted expected value method provided under ASC 606 to estimate variable consideration. The Company’s estimates of variable consideration consist of amounts it may receive from insurance providers in excess of its initial revenue estimate due to patients meeting deductibles or coinsurance during the payment duration, changes to a patient’s insurance status, changes in an insurance allowable, and amounts received directly from patients for their allowable or coinsurance. The Company believes it has representative historical information to estimate the amount of variable consideration in relevant portfolios considering the significant experience it has with each portfolio and the similarity of patient accounts within a portfolio. The analysis includes steps to ensure that revenue recognized on a portfolio basis does not result in a material difference when compared with an individual contract approach. The Company also leverages its historical experience and all available relevant information for each portfolio of contracts to minimize the risk its estimates used to arrive at the transaction price will result in a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Historical payment trends for recovery of claims subject to payer installments and payments from patients have remained relatively consistent over the past five years. No significant changes in patient demographics or other relevant factors have occurred that would limit the predictive value of such payment trends in estimating variable consideration for current contracts. As a result, the Company believes its estimates of variable consideration are generally not subject to the risk of significant revenue reversal. Revenue recognized from performance obligations satisfied in prior periods due to changes in estimates of variable consideration was immaterial for the years ended June 30, 2025, and 2024, respectively.

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

Homecare Distributor, Hospital and Other markets. Sales within the homecare distributor, hospital, and other markets are primarily at fixed contract prices that are not subject to further adjustments for variable consideration. Limited sales within the homecare distributor and hospital markets may include tiered pricing structures or volume-based rebates which offer more favorable pricing once certain volumes are achieved per the negotiated contract. The distributor or hospital’s purchases accumulate to give a right to a higher discount on purchases in excess of the specified level within the contract period. As a result, to the extent the Company expects the distributor or hospital to exceed the specified volume of purchases in the annual period, it recognizes revenue at a blended rate based on estimated total annual volume and sales revenue. This effectively defers a portion of the transaction price on initial purchases below the specified volumes for recognition when the higher discount is earned on purchases in excess of specified volumes.

Sales to homecare distributors include the SmartVest system which is considered one performance obligation as described previously in the Homecare section. For our hospital and other customers, generators, hoses, and wraps (used in institutional and other settings rather than vests) are sold separately. Accordingly, each product is distinct and considered a separate performance obligation. Transfer of control of the products occurs upon shipment or delivery to the customer as applicable. Payment is made within normal credit terms, usually within 30 days.

In addition to outright sales, within the hospital market, the Company also enters into wrap usage agreements. Under these transactions, the Company provides a generator device at no cost to the hospital in return for a fixed annual commitment to purchase consumable wraps. These agreements are cancellable upon at least sixty days prior written notice by either party. If cancelled, the generator is returned to the Company, where it can be refurbished and used again later. Revenue for the consumable wraps is recognized when control transfers to the customer.

Product warranty. The Company offers warranties on its products. These warranties are assurance type warranties not sold on a standalone basis or are otherwise considered immaterial in the context of the contract and therefore are not considered distinct performance obligations under ASC 606. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.

Contract costs. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs” (“ASC 340”), or other applicable guidance are met.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of the SmartVest System or individual generators, hoses, and wraps after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues in the Statements of Operations.

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	As of June 30,
	2025	2024
Receivables, included in “Accounts receivable, net of allowance for credit losses”	$24,660,000	$23,333,000
Contract Assets	$1,036,000	$719,000

Total Accounts receivable, net of allowances for credit losses, as of  June 30, 2023, were $24,130,000.

Significant changes in contract assets during the period are as follows:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$719,000	$487,000
Reclassification of contract assets to accounts receivable	(2,577,000)	(2,325,000)
Contract assets recognized	2,694,000	2,840,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	200,000	(283,000)
Contract assets, ending	$1,036,000	$719,000

Note 3.	Selected Balance Sheet Information

Inventory consists of the following:

	As of June 30, 2025	As of June 30, 2024
Parts inventory	$2,075,000	$2,556,000
Work in process	180,000	454,000
Finished goods	928,000	834,000
Estimated inventory to be returned	393,000	265,000
Less: Reserve for obsolescence	(277,000)	(397,000)
Total	$3,299,000	$3,712,000

Other assets consist of the following:

	As of June 30, 2025	As of June 30, 2024
Capitalized software costs	$952,000	$-
Right of use assets	198,000	87,000
Other assets	23,000	-
Total	$1,173,000	$87,000

Other accrued liabilities consist of the following:

	As of June 30, 2025	As of June 30, 2024
Accrued insurance recoupments	$602,000	$467,000
Other accrued expenses	475,000	463,000
Total	$1,077,000	$930,000

Note 4.	Property and Equipment

Property and equipment were as follows:

	Estimated Useful	As of June 30,
	Lives (Years)	2025	2024
Building and building improvements	10 - 40	$3,457,000	$3,448,000
Land	N/A	200,000	200,000
Land improvements	15	173,000	173,000
Equipment	3 - 7	3,214,000	3,101,000
Software	7	2,236,000	2,236,000
Demonstration and rental equipment	3	1,214,000	1,105,000
Construction in progress	N/A	224,000	72,000
		10,718,000	10,335,000
Less: Accumulated depreciation		(6,004,000)	(5,170,000)
Net property and equipment		$4,714,000	$5,165,000

Note 5.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization was $428,000 and $273,000 as of June 30, 2025, and 2024, respectively.

The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. Starting in the fourth quarter of fiscal 2025, we have ceased efforts to maintain or renew patents issued by jurisdictions outside of the United States and Mexico. The Company determined that the current carrying value of the international patents was not recoverable. An impairment charge of $212,000 was recorded during the year ended June 30, 2025.   The impairment loss is included within selling, general, and administrative expenses within the Statement of Operations.

The activity and net balances of finite-life intangible assets were as follows:

	Year Ended June 30,
	2025	2024
Balance, beginning	$657,000	$605,000
Additions	59,000	104,000
Amortization expense	(133,000)	(52,000)
Impairment	(212,000)	—
Balance, ending	$371,000	$657,000

Based on the carrying value as of June 30, 2025, future amortization is expected to be as follows:

Fiscal year ending June 30:

2026	$33,000
2027	32,000
2028	31,000
2029	31,000
2030	31,000
Thereafter	213,000
Total	$371,000

Note 6.	Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through  December 18, 2025, if not renewed before such date. There was no outstanding principal balance on the line of credit as of June 30, 2025, or June 30, 2024. Interest on borrowings under the line of credit, if any, accrues at the prime rate (7.50% as of June 30, 2025) less 1.0% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable and the line of credit expires on December 18, 2025, if not renewed before such date. As of June 30, 2025, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all of the tangible and intangible assets of the Company.

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

On  September 11, 2024, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company could repurchase up to $5,000,000 of shares of common stock. A total of 280,017 shares were repurchased and retired under this authorization for a total cost of $5,000,000, or $ 17.86 per share. This repurchase authorization has been exhausted in its entirety.

On  March 6, 2025, the Company announced the approval of a new stock repurchase authorization. Under the new authorization, the Company could repurchase up to $5,000,000 shares of common stock. A total of 220,899 shares were repurchased and retired under this authorization for a total cost of $5,000,000, or 22.63 per share. This repurchase authorization has been exhausted in its entirety.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8.	Share-Based Compensation

Share-based compensation expense for fiscal 2025 and 2024 was $3,059,000 and $1,692,000, respectively, related to employee stock options, performance-based awards, restricted stock units and restricted stock awards. This expense is included in selling, general and administrative, research and development, and cost of sales expense in the Condensed Statements of Operations. As of June 30, 2025, the Company had $1,351,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 2.01, 2.23 and 2.01 years related to restricted stock awards, restricted stock units, and employee stock options, respectively.

Equity plans: In November 2023, the Company’s shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) which superseded the 2017 Omnibus Incentive Plan (the “2017 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). The 2023 Plan allows the Board to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. Upon vesting, and the Company’s determination that any necessary conditions precedent to the exercise of shares (such as satisfaction of tax withholding and compliance with applicable legal requirements) have been satisfied, shares purchased are delivered to the participant in a manner prescribed or permitted by the Board. The maximum number of shares of common stock available for issuance under the 2023 Plan is (i) 850,000 new shares of common stock, (ii) up to 192,018 shares of common stock that remained available for issuance under the 2017 Plan as of the approval date of the 2023 Plan, and (iii) up to 360,856 shares of common stock that were subject to outstanding awards under the 2017 Plan as of the approval date of the 2023 Plan, which shares will be available for future grants under the 2023 Plan to the extent that, on or after the approval date of the 2023 Plan, such awards expire, are cancelled, are forfeited or are settled for cash. There were 868,331 shares available for grant under the 2023 Plan as of June 30, 2025.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and typically vest over a period of three years. There were 366,847 options granted under the 2017 Plan and prior plans outstanding as of June 30, 2025. There were 175,000 options granted as a standalone inducement outstanding as of June 30, 2025. There were 63,532 options issued under the 2023 Plan outstanding as of June 30, 2025.

The Company recognizes compensation expenses related to share-based payment transactions in the financial statements based on the estimated fair value of the award issued. The fair value of each option is estimated using the Black-Scholes pricing model at the time of award grant. The Company estimates the expected life of options based on the expected holding period by the option holder. The risk-free interest rate is based upon observed U.S. Treasury interest rates for the expected term of the options. The Company makes assumptions with respect to expected stock price volatility based upon the historical volatility of its stock price. Forfeitures are accounted for as they occur.

The following assumptions were used to estimate the fair value of options granted:

	Year Ended June 30,
	2025	2024
Risk-free interest rate	3.69 - 4.14%	3.85 - 4.64%
Expected term (years)	6	6
Expected volatility	53%	51 - 52%

The following table presents employee stock option activity for fiscal 2025 and 2024:

				Weighted-
		Weighted-		Average
		Average	Weighted-	Remaining
	Number of	Grant Date	Average	Contractual
	Shares	Fair Value	Exercise Price	Life (in Years)
Options outstanding as of June 30, 2023	451,570	$4.28	$6.93	5.53
Granted	263,162	$5.78	$10.70	—
Exercised	(56,580)	$3.66	$5.50	—
Canceled or forfeited	(23,079)	$5.81	$10.46	—
Options outstanding as of June 30, 2024	635,073	$4.91	$8.49	6.40
Options exercisable as of June 30, 2024	378,270	$4.34	$7.03	4.68

Granted	62,432	$9.50	$17.43	—
Exercised	(84,895)	$3.59	$5.91	—
Canceled or forfeited	(7,231)	$5.79	$10.74	—
Options outstanding as of June 30, 2025	605,379	$5.56	$9.75	6.16
Options exercisable as of June 30, 2025	417,551	$4.90	$8.31	5.14

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2025, the weighted average remaining contractual term for all outstanding stock options was 6.16 years and their aggregate intrinsic value was $7,412,000. Outstanding at June 30, 2025 were 605,379 stock options issued to employees, of which 417,551 were vested and exercisable and had an aggregate intrinsic value of $5,711,000.

Restricted stock: The 2023 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including shares of restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees consisting of 21,400 and 23,428 shares of common stock during fiscal 2025 and 2024, respectively, with vesting terms of three years and fair values of $17.25 and $10.74 per share, respectively. The Company issued restricted stock awards to directors consisting of 21,000 shares of common stock during fiscal 2025 and 2024, with vesting terms of six months and fair values of $30.78 and $10.44 per share, respectively. Restricted stock transactions during the years ended June 30, 2025, and 2024 are summarized as follows:

		Weighted-Average
	Shares of	Grant Date Fair
	Restricted Stock	Value per Share
Unvested awards outstanding as of June 30, 2023	18,233	$10.23
Granted	44,428	$10.60
Vested	(40,034)	$10.45
Canceled or forfeited	—	$—
Unvested awards outstanding as of June 30, 2024	22,627	$10.57
Granted	42,400	$23.95
Vested	(33,610)	$23.14
Canceled or forfeited	—	$—
Unvested awards outstanding as of June 30, 2025	31,417	$15.18

Restricted stock units: The Company issued restricted stock units to employees during fiscal 2025 consisting of opportunities to receive up to 69,102 shares of common stock upon vesting, with vesting terms of three years and a weighted average fair value of $17.96 per share. Restricted stock unit transactions during the years ended June 30, 2025, and 2024 are summarized as follows:

Weighted-Average
	Shares Underlying	Grant Date Fair
	Restricted Stock Units	Value per Share
Unvested units outstanding as of June 30, 2023	—	$—
Granted	—	$—
Vested	—	$—
Canceled or forfeited	—	$—
Unvested units outstanding as of June 30, 2024	—	$—
Granted	69,102	$17.96
Vested	—	$—
Canceled or forfeited	(3,300)	$17.25
Unvested units outstanding as of June 30, 2025	65,802	$17.99

Performance-based restricted stock units: The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our President and Chief Executive Officer in connection with his commencement of service on July 1, 2023. The PSUs were eligible to vest and settle into shares of common stock based on the extent to which performance goals tied to the total shareholder return of our common stock (“TSR”) were achieved. TSR was evaluated from the initial grant date through the end of each subsequent fiscal quarter using the three-month volume-weighted average closing prices in accordance with the underlying award agreement. The PSUs were eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a TSR of 50% and the remaining shares upon a TSR of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, TSR exceeded the 50% target, resulting in a partial vesting and the issuance of 87,500 shares of common stock. As of December 31, 2024, TSR exceeded the 100% target, resulting in vesting and issuance of the remaining 87,500 shares of common stock.

As a result of both vestings, unrecognized stock-based compensation expense totaling $575,000, which was set to be recognized in future periods, was recognized during the year ended June 30, 2025. Stock-based compensation expense recognized for the PSUs was $863,000 and $288,000 for the years ended June 30, 2025, and June 30, 2024, respectively. As a result of the vestings and settlements described above, there were no PSUs outstanding as June 30, 2025.

Note 9.	Income Taxes

Components of the provision for income taxes were as follows:

	Year Ended June 30,
	2025	2024
Current:
Current Federal	$2,478,000	$1,935,000
Current State	579,000	522,000
Total Current	3,057,000	2,457,000
Deferred:
Deferred Federal	(311,000)	(516,000)
Deferred State	1,000	(55,000)
Total Deferred	(310,000)	(571,000)
Total Income Tax Expense	$2,747,000	$1,886,000

Actual income tax expense differs from the expected tax expense, computed by applying the statutory federal income tax rate to the Company’s earnings before income taxes, as follows:

	Year Ended June 30,
	2025	2024
Tax expense at statutory federal rate	$2,160,000	$1,477,000
State income tax expense, net of federal tax effect	459,000	369,000
Share based compensation	(1,016,000)	(82,000)
Disallowed meal expenses	207,000	169,000
Non-deductible officer compensation	897,000	—
Other permanent items	40,000	(47,000)
Income tax expense	$2,747,000	$1,886,000

The effective tax rates for fiscal 2025 and 2024 were 26.7% and 26.8%, respectively.

The significant components of deferred income taxes were as follows:

	As of June 30,
	2025	2024
Deferred tax assets:
Revenue recognition and accounts receivable reserves	$1,247,000	$1,298,000
Warranty reserve	405,000	392,000
Stock based compensation	901,000	733,000
Tax credits	205,000	204,000
Capitalized research and development	428,000	289,000
Other	189,000	171,000
Subtotal	3,375,000	3,087,000
Less: Valuation allowance	(205,000)	(204,000)
Net deferred tax assets	3,170,000	2,883,000
Deferred tax liabilities:
Property and equipment	(556,000)	(662,000)
Other	(152,000)	(69,000)
Total deferred tax liabilities	(708,000)	(731,000)
Net deferred tax assets	$2,462,000	$2,152,000

The Company has research and development state tax credit carryforwards, net of federal tax impacts, of $205,000 and $204,000 as of June 30, 2025, and June 30, 2024, respectively. Based on the historical use of the credits, management believes it is more likely than not these credits will begin to expire unused between fiscal years 2026 and 2038. As of June 30, 2025, and June 30, 2024, the Company had a valuation allowance of $205,000 and $204,000, respectively, related to its research and development state tax carryforwards.

The Company’s effective tax rates for the fiscal years ended June 30, 2025, and 2024 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any year or quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the fiscal years ended June 30, 2025, and 2024 were 26.7% and 26.8%, respectively.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The Company does not believe that it has any material uncertain tax positions as of June 30, 2025, and June 30, 2024.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for fiscal year ended prior to June 30, 2022. The Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax return for the fiscal year ended June 30, 2022, without proposing any adjustments. The Company is not under any current income tax examinations by any other state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains tax law changes with various effective dates affecting business taxpayers. Among the tax law changes were provisions that would impact the Company related to the timing of certain tax deductions including depreciation expense, research and development expenditures, and interest expense. The Company will implement the tax law changes in the first quarter of fiscal 2026. The Company does not anticipate any material impacts to its overall tax expense; however, we do expect a reclassification between current and deferred tax expense.

Note 10.	Leases

The Company has leases for office and warehouse space and office equipment that require monthly payments. These leases have payments ranging from $1,000 to $6,000 per month which expire through June 2028 and are recognized on a straight-line basis over the life of the lease. All leases are classified as operating leases which do not include renewal options. The Company currently does not have any variable lease costs. The Company elected the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

In June 2025, the Company modified its operating lease in California, extending the term for another three years. As a result of the lease modification, the Company obtained an additional right-of-use asset in exchange for new operating lease liabilities in the amount of $190,000. The additional right-of-use asset in exchange for new operating lease liabilities represents non cash investing and financing activities, which have been excluded from the Statement of Cash Flows. These amounts are present on the Company's balance sheet in other assets, accrued liabilities and other long-term liabilities.

The Company has recognized total right of use assets associated with its operating leases of $198,000 and $87,000 as of June 30, 2025, and June 30, 2024, respectively, which is included in other assets on the Company’s balance sheet. Operating lease liabilities were $198,000 and $87,000 as of June 30, 2025, and June 30, 2024, respectively, which are included in other accrued liabilities and other long-term liabilities on the Company’s balance sheet.

As of June 30, 2025, and June 30, 2024, the Company had a weighted-average lease term of 2.9 and 1.1 years, respectively, for its operating leases, which had a weighted-average discount rate of 6.4% and 4.0%, respectively. Operating lease payments of $81,000 are included in operating cash flows in fiscal 2025.

Maturities of lease liabilities, which are included in other accrued liabilities and other long-term liabilities on the Balance Sheet, are as follows:

Fiscal years ending June 30:

2026	$76,000
2027	70,000
2028	71,000
Total lease payments	217,000
Less: Interest	(19,000)
Present value of lease liabilities	$198,000

Note 11.	Earnings Per Common Share ("EPS")

The computations of basic and diluted EPS amounts were as follows:

	Year Ended June 30,
	2025	2024

Net Income	$7,537,000	$5,150,000
Weighted-average common shares outstanding:
Basic	8,454,100	8,562,245
Effect of dilutive common stock equivalents	460,321	302,340
Diluted	8,914,421	8,864,585

Earnings per common share:
Basic	$0.89	$0.60
Diluted	$0.85	$0.58

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 52,146 and 288,792 shares for fiscal 2025 and 2024, respectively.

Note 12.	Commitments and Contingencies

Litigation: The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2025 and 2024 were $743,000 and $598,000, respectively.

Employment Agreements: The Company is party to employment agreements with its President and Chief Executive Officer and its Chief Financial Officer, as may be amended from time to time. These agreements provide these officers with, among other things, twelve months of base salary upon a termination of employment without “Cause” or in the event the employee resigns for “Good Reason.” The employment agreements also provide these officers with, among other things, increased severance payments in connection with a termination that occurs within twelve months of a “Change in Control,” as defined in the respective employment agreements.

Note 13.	Related Parties

The Company uses a parts supplier whose founder and president was a director of the Company through November 12, 2021. The former director has remained a beneficial owner of greater than 5% of the Company’s outstanding common stock through June 30, 2025. The Company made payments to the supplier of $1,377,000 and $2,051,000 during fiscal years 2025 and 2024, respectively. Amounts due to the supplier were $508,000 and $18,000 on June 30, 2025, and June 30, 2024, respectively, which were included in accounts payable and other accrued liabilities on the Balance Sheets.

Note 14.	Segment Reporting

We have determined that we have a single reportable and operating segment structure. Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM reviews financial information, including long-lived assets, presented on a consolidated basis, accompanied by information about revenue by market, for purposes of allocating resources and evaluating financial performance. Furthermore, the CODM uses consolidated net income (loss) as the measure of our sole segment’s profit or loss. Significant segment expenses are those expenses reported in the Consolidated Statement of Operations. We have a single active product and engage in the single business activity of selling and supporting that single product. There are no managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. We and our CODM evaluate our performance based on revenue from our single product in the markets in which the Company operates and consolidated net income (loss), which is reflected in the Consolidated Statement of Operations. Revenue by market is described above in Note 2.

Note 15.	Subsequent Events

The Company evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued for either disclosure or adjustment to the Company’s financial results. There have been no events subsequent to June 30, 2025, which would require recognition in the Financial Statements or Notes to the Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period subject to this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders to be held in 2025 (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following sets forth certain information about our current executive officers:

James L. Cunniff, age 60, joined Electromed in July 2023 as the Company’s President and Chief Executive Officer. Prior to joining Electromed, Mr. Cunniff most recently served as President and Chief Executive Officer of Provista Inc., from 2017 to May 2022. Previously, he served as President and Chief Executive Officer at Denver Solutions, LLC (d/b/a Leiters Health) from 2015 to 2017 and as Senior Vice President, Americas, at Acelity L.P. Inc., from 2012 to 2014. Mr. Cunniff holds a bachelor’s degree in advertising and business from the University of Illinois Urbana-Champaign and has completed the Advanced Management Program at Harvard Business School.

Bradley M. Nagel, age 43, joined Electromed in November 2022 as the Company’s Chief Financial Officer, Treasurer and Secretary. Prior to joining Electromed, Mr. Nagel most recently served as Divisional Chief Financial Officer of Global Lung Health and Visualization at Medtronic plc from June 2018 to November 2022. Previously, he served at Medtronic as Sr. Manager, Accounting and Sales Operations from 2016 to June 2018 and Accounting Manager from 2015 to 2016. Before joining Medtronic, Mr. Nagel held various roles of increasing responsibility in sales, operations and accounting at Target Corporation and TCF Financial Corporation. Mr. Nagel holds a bachelor’s degree in business & finance from Calvin University.

Code of Ethics

Our Board annually reviews and approves revisions to our Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all employees, directors, and officers, including the Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Code of Ethics is available in the “Investor Relations” section of our website at www.smartvest.com. We intend to disclose on our website any amendment to or waiver from any provision of the Code of Ethics that applies to our Chief Executive Officer or our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and that relates to any element of the Code of Ethics identified in Item 406(b) of Regulation S-K, as promulgated by the SEC. Such disclosure will be provided promptly following the date of the amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report or any other filing or document submitted to the SEC.

The additional information required by this item is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Security Holder Communications to the Board of Directors,” “Security Ownership Certain Beneficial Owners and Management” and, if any, under “Delinquent Section 16(a) Reports” in the Proxy Statement.

Insider Trading Policy

We have adopted an Insider Training Policy governing the purchase, sale and /or other dispositions of our securities by directors, officers and employees. Our Insider Training Policy is filed as Exhibit 19.

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

The information required by this item is incorporated herein by reference to the sections labeled “Corporate Governance” and “Certain Relationships and Related-Party Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is RSM US LLP, Minneapolis, MN.

The information required by this item is incorporated herein by reference to the subsections labeled “Audit Fees” and “Audit Committee Pre-Approval” under the “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” heading in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm, PCAOB ID: 49

●	Balance Sheets as of June 30, 2025, and 2024

●	Statements of Operations for the years ended June 30, 2025, and 2024

●	Statements of Shareholders’ Equity for the years ended June 30, 2025, and 2024

●	Statements of Cash Flows for the years ended June 30, 2025, and 2024

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective November 15, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed November 18, 2024).	Incorporated by Reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019)	Incorporated by Reference
10.1	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.2	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.3	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed December 4, 2017)*	Incorporated by Reference
10.4	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2018)*	Incorporated by Reference
10.5	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.6	Form of Performance Stock Unit Agreement (Inducement Grant) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.7	Form of Non-Qualified Stock Option Agreement (Inducement Grant) (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.8	Employment Agreement with Bradley M. Nagel, dated October 19, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2022)*	Incorporated by Reference
10.9	Letter Agreement with Kathleen S. Skarvan, dated February 14, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 14, 2023)*	Incorporated by Reference
10.10	Employment Agreement with James Cunniff, dated May 22, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.11	Business Loan Agreement with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.12	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 18, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2019)	Incorporated by Reference
10.13	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 16, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2020)	Incorporated by Reference
10.14	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 17, 2021 (incorporated by reference to Exhibit 10. 1 to Current Report on 8-K filed December 17, 2021)	Incorporated by Reference
10.15	Rider to Business Loan Agreement (Asset Based) with Choice Financial Group, dated December 13, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 15, 2023)	Incorporated by Reference
10.16	Electromed, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed November 30, 2023)*	Incorporated by Reference
10.17

Form of Restricted Stock Agreement (Non-Employee Directors) under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2023)*

Incorporated by Reference
10.18	Form of Non-Qualified Stock Option Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 12, 2024)*	Incorporated by Reference
10.19	Form of Restricted Stock Agreement (Employees) under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 12, 2024)*	Incorporated by Reference
10.20	Description of Fiscal Year 2025 Officer Bonus Plan (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2024)*	Incorporated by Reference
10.21	Description of Fiscal Year 2026 Officer Bonus Plan*	Filed Electronically
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K for the fiscal year ended June 30, 2024)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K for the fiscal year ended June 30, 2024)	Incorporated by Reference
101

Financial statements from the annual report on Form 10-K for the year ended June 30, 2025, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements, and (vi) the information set forth in Part II, Item 9B.

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

ELECTROMED, INC.

Date: August 26, 2025	By	/s/ James L. Cunniff
James L. Cunniff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Cunniff	President and Chief Executive Officer and Director	August 26, 2025
James L. Cunniff	(principal executive officer)

/s/ Bradley M. Nagel	Chief Financial Officer	August 26, 2025
Bradley M. Nagel	(principal financial and accounting officer)

*	Director	August 26, 2025
Stan K. Erickson

*	Director	August 26, 2025
Gregory J. Fluet

*	Director	August 26, 2025
Joseph L. Galatowitsch

*	Director	August 26, 2025
Kathleen S. Skarvan

*	Director	August 26, 2025
Andrew J. Summers

*	Director	August 26, 2025
Kathleen A. Tune

*	Director	August 26, 2025
Andrea M. Walsh

*

The undersigned, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ James L. Cunniff
James L. Cunniff
Attorney-in-Fact