Form 10-Q
period 2025-09-30
Electromed, Inc.
filed 2025-11-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 8,340,538 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 5, 2025.

Electromed, Inc.

Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,113,000	$15,287,000
Accounts receivable (net of allowances for credit losses of $45,000)	24,756,000	24,660,000
Contract assets	1,170,000	1,036,000
Inventories	3,771,000	3,299,000
Income tax receivable	206,000	408,000
Prepaid expenses and other current assets	543,000	392,000
Total current assets	44,559,000	45,082,000
Property and equipment, net	4,978,000	4,714,000
Finite-life intangible assets, net	389,000	371,000
Other assets	1,226,000	1,173,000
Deferred income taxes	2,462,000	2,462,000
Total assets	$53,614,000	$53,802,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,138,000	$2,667,000
Accrued compensation	2,731,000	5,079,000
Warranty reserve	1,737,000	1,645,000
Other accrued liabilities	1,153,000	1,077,000
Total current liabilities	8,759,000	10,468,000
Other long-term liabilities	110,000	125,000
Total liabilities	8,869,000	10,593,000

Shareholders' Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,356,847 and 8,349,176 shares issued and outstanding, as of September 30, 2025, and June 30, 2025, respectively	84,000	83,000
Additional paid-in capital	22,353,000	21,941,000
Retained earnings	22,308,000	21,185,000
Total shareholders' equity	44,745,000	43,209,000
Total liabilities and shareholders' equity	$53,614,000	$53,802,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Net revenues	$16,887,000	$14,668,000
Cost of revenues	3,690,000	3,177,000
Gross profit	13,197,000	11,491,000

Operating expenses
Selling, general and administrative	10,286,000	9,387,000
Research and development	241,000	166,000
Total operating expenses	10,527,000	9,553,000
Operating income	2,670,000	1,938,000
Interest income, net	134,000	195,000
Net income before income taxes	2,804,000	2,133,000

Income tax expense	668,000	659,000

Net income	$2,136,000	$1,474,000

Income per share:

Basic	$0.26	$0.17

Diluted	$0.25	$0.16

Weighted-average common shares outstanding:
Basic	8,322,782	8,564,489
Diluted	8,681,703	8,980,714

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$2,136,000	$1,474,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214,000	202,000
Amortization	45,000	18,000
Share-based compensation expense	458,000	697,000
Changes in operating assets and liabilities:
Accounts receivable	(96,000)	967,000
Contract assets	(134,000)	(35,000)
Inventories	(515,000)	278,000
Prepaid expenses and other assets	(241,000)	(266,000)
Income tax receivable, net	202,000	(89,000)
Accounts payable and accrued liabilities	448,000	806,000
Accrued compensation	(2,348,000)	(1,743,000)
Net cash provided by operating activities	169,000	2,309,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(252,000)	(37,000)
Expenditures for finite-life intangible assets	(15,000)	(21,000)
Net cash used for investing activities	(267,000)	(58,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	156,000	84,000
Taxes paid on net share settlement of stock awards	(229,000)	(15,000)
Repurchase of common stock	(1,003,000)	(4,536,000)
Net cash used for financing activities	(1,076,000)	(4,467,000)
Net decrease in cash	(1,174,000)	(2,216,000)
Cash and cash equivalents
Beginning of period	15,287,000	16,080,000
End of period	$14,113,000	$13,864,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$466,000	$752,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$300,000	$7,000
Taxes owed on net share settlement of stock awards in accrued liabilities	$-	$740,000
Demonstration equipment transferred between inventory and property and equipment	$43,000	$-
Issuance of common stock upon the vesting of performance-based stock units	$-	$1,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000
Net income	-	-	-	1,474,000	1,474,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	81,944	1,000	(671,000)	-	(670,000)
Share-based compensation expense	-	-	697,000	-	697,000
Repurchase of common stock	(262,756)	(3,000)	-	(4,555,000)	(4,558,000)
Balance at September 30, 2024	8,457,071	$85,000	$20,816,000	$20,587,000	$41,488,000

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2025	8,349,176	$83,000	$21,941,000	$21,185,000	$43,209,000
Net income	-	-	-	2,136,000	2,136,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	48,519	1,000	(46,000)	-	(45,000)
Share-based compensation expense	-	-	458,000	-	458,000
Repurchase of common stock	(40,848)	-	-	(1,013,000)	(1,013,000)
Balance at September 30, 2025	8,356,847	$84,000	$22,353,000	$22,308,000	$44,745,000

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

Basis of presentation: The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“fiscal 2025”).

A summary of the Company’s significant accounting policies and estimates:

Our significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2025. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three months ended September 30, 2025.

Recently Issued Accounting Standards

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The standard introduces increased transparency about income tax information through the requirement of increased disclosures around specific categories in the rate reconciliation and requires additional information on reconciling items. It is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard for its fiscal year ending June 30, 2026, and is evaluating the impact of adoption and additional disclosure requirements.

ASU 2024-03 - Reporting Comprehensive Income: Expense Disaggregation Disclosures

The standard introduces increased disclosure requirements for certain costs and expenses. It is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this standard for its fiscal year ending June 30, 2028, and is evaluating the impact of adoption and additional disclosure requirements.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended September 30,
	2025	2024
Homecare	$14,889,000	$13,211,000
Hospital	1,047,000	690,000
Homecare distributor	829,000	587,000
Other	122,000	180,000
Total	$16,887,000	$14,668,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended September 30,
	2025	2024
Commercial	$7,171,000	$6,851,000
Medicare	5,664,000	4,767,000
Medicare Supplemental	1,399,000	1,111,000
Medicaid	355,000	242,000
Other	300,000	240,000
Total	$14,889,000	$13,211,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	As of September 30, 2025	As of June 30, 2025
Receivables, included in “Accounts receivable, net of allowances for credit losses”	$24,756,000	$24,660,000
Contract Assets	$1,170,000	$1,036,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2024, were $23,333,000.

	Three Months Ended	Fiscal Year Ended
	September 30, 2025	June 30, 2025
Contract assets, beginning	$1,036,000	$719,000
Reclassification of contract assets to accounts receivable	(517,000)	(2,577,000)
Contract assets recognized	603,000	2,694,000
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	48,000	200,000
Contract assets, ending	$1,170,000	$1,036,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	As of September 30, 2025	As of June 30, 2025
Parts inventory	$2,437,000	$2,075,000
Work in process	278,000	180,000
Finished goods	924,000	928,000
Estimated inventory to be returned	389,000	393,000
Less: Reserve for obsolescence	(257,000)	(277,000)
Total	$3,771,000	$3,299,000

Other assets consist of the following:

	As of September 30, 2025	As of June 30, 2025
Capitalized software costs	$1,026,000	$952,000
Right of use assets	180,000	198,000
Other assets	20,000	23,000
Total	$1,226,000	$1,173,000

Other accrued liabilities consist of the following:

	As of September 30, 2025	As of June 30, 2025
Accrued insurance recoupments	$673,000	$602,000
Other accrued expenses	480,000	475,000
Total	$1,153,000	$1,077,000

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

Changes in the Company’s warranty reserve were as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2025	June 30, 2025
Warranty reserve, beginning	$1,645,000	$1,567,000
Accrual for products sold	195,000	441,000
Expenditures and costs incurred for warranty claims	(103,000)	(363,000)
Warranty reserve, ending	$1,737,000	$1,645,000

Note 5. Income Taxes

Income tax expense was $668,000 and the effective tax rate was 23.8% for the three months ended September 30, 2025. Estimated income tax expense for the three months ended September 30, 2025, includes a discrete current tax benefit of $81,000, primarily related to the windfall tax benefit of vested restricted stock and the exercise of stock options.

Income tax expense was estimated at $659,000 and the effective tax rate was 30.9% for the three months ended September 30, 2024. Estimated income tax expense for the three months ended September 30, 2024, includes a discrete current tax benefit of $4,000, primarily related to the vesting of restricted stock awards.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law. This legislation primarily modifies certain provisions of the 2017 Tax Cuts and Jobs Act. The Company has determined that the most significant impact of the OBBBA relates to the deductibility of U.S.-based research and experimental expenditures.

Under the new law, taxpayers may elect to either expense or amortize domestic research expenditures incurred in tax years beginning after December 31, 2024. Additionally, for expenditures incurred in prior years (i.e., after December 31, 2021 and before January 1, 2025), the legislation permits an election to accelerate the remaining deductions over either a one-year period (2026) or a two-year period (2026 and 2027).

The Company is currently evaluating the recognition of deferred tax assets associated with such prior year expenditures and the impact of the available acceleration options. The outcome of this evaluation may affect the Company’s future income tax payments and related disclosures.

Note 6. Financing Arrangements

The Company has a credit facility that provides for a $2,500,000 revolving line of credit through December 18, 2025, if not renewed or replaced before such date. There was no outstanding principal balance on the line of credit as of September 30, 2025, or June 30, 2025. Interest on borrowings under the line of credit, if any, accrues at the prime rate (7.25% on September 30, 2025) less 1.00% and is payable monthly. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.00% of eligible accounts receivable. On September 30, 2025, the maximum $2,500,000 was eligible for borrowing. Payment obligations under the line of credit, if any, are secured by a security interest in substantially all the tangible and intangible assets of the Company.

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

On September 9, 2025, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company may repurchase up to $10,000,000 of the Company's outstanding shares of common stock. This repurchase authorization has no expiration date. As of  September 30, 2025, a total of 40,848 shares have been repurchased and retired under this authorization for a total cost of $1,003,000, or an average of $24.57 per share.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2025. Share-based compensation expenses were $458,000 and $697,000 for the three months ended September 30, 2025, and 2024, respectively. This expense is included in selling, general and administrative, research and development, and cost of revenues expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the three months ended September 30, 2025, are summarized as follows:

		Weighted-Average
		Exercise Price
	Number of Shares	per Share
Outstanding at June 30, 2025	605,379	$9.75
Granted	58,500	$23.95
Exercised	(14,300)	$10.91
Cancelled or Forfeited	-	$-
Outstanding at September 30, 2025	649,579	$11.00

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended	Fiscal Year Ended
	September 30, 2025	June 30, 2025
Risk-free interest rate	3.80%	3.69 - 4.14%
Expected term (years)	6	6
Expected volatility	54%	53%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On September 30, 2025, the weighted average remaining contractual term for all outstanding stock options was 6.2 years and the aggregate intrinsic value of the options was $8,801,000. Outstanding on September 30, 2025, there were 649,579 stock options issued to employees, of which 435,777 were vested and exercisable and had an aggregate intrinsic value of $6,905,000. As of September 30, 2025, $1,114,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted Stock

During the three months ended September 30, 2025, the Company issued restricted stock awards to employees totaling 22,300 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $23.95 per share. There were 45,224 shares of unvested restricted stock with a weighted average fair value of $19.31 per share outstanding as of September 30, 2025. As of September 30, 2025, $669,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

During the three months ended September 30, 2025, the Company issued restricted stock units to employees totaling 55,300 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $23.95 per share. During the three months ended September 30, 2025, there were 1,967 restricted stock units cancelled or forfeited. There were 98,993 shares of unvested restricted stock units with a weighted average fair value of $21.32 per share outstanding as of September 30, 2025. As of September 30, 2025, $1,682,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.6 years.

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our President and Chief Executive Officer in connection with his commencement of service on July 1, 2023. The PSUs were eligible to vest and settle into shares of common stock based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) of our common stock were achieved. TSR was evaluated from the initial grant date through the end of each subsequent fiscal quarter using the three-month volume-weighted average closing prices in accordance with the underlying award agreement. The PSU's were eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a TSR of 50% and the remaining shares upon a TSR of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, TSR exceeded the 50% target, resulting in a partial vesting and the issuance of an initial 87,500 shares of common stock to our CEO. The partial vesting resulted in an acceleration of $395,000 of stock-based compensation expense in the three months ended September 30, 2024, which was set to be recognized in future periods.

There were no performance-based restricted stock units issued or outstanding during the three months ended  September 30, 2025.

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 10. Segment Reporting

We have determined that we have a single reportable and operating segment structure. Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM reviews financial information, including long-lived assets, presented on a consolidated basis, accompanied by information about revenue by market, for purposes of allocating resources and evaluating financial performance. Furthermore, the CODM uses consolidated net income (loss) as the measure of our sole segment’s profit or loss. Significant segment expenses are those expenses reported in the Consolidated Statements of Operations. We have a single active product and engage in the single business activity of selling and supporting that single product. There are no managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. We and our CODM evaluate our performance based on revenue from our single product in the markets in which the Company operates and consolidated net income (loss), which is reflected in the Consolidated Statements of Operations. Revenue by market is described above in Note 2.

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended September 30,
	2025	2024

Net Income	$2,136,000	$1,474,000
Weighted-average common shares outstanding:
Basic	8,322,782	8,564,489
Effect of dilutive common stock equivalents	358,921	416,225
Diluted	8,681,703	8,980,714

Earnings per common share:
Basic	$0.26	$0.17
Diluted	$0.25	$0.16

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 104,290 and 44,026 for the three months ended September 30, 2025, and 2024, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“fiscal 2025”).

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

Critical Accounting Estimates

For a description of our critical accounting estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Notes 1 and 2 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2025.

There were no material changes in our critical accounting estimates and assumptions since the filing of our Annual Report on Form 10-K for fiscal 2025.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2025, and 2024 are summarized in the table below.

	Three Months Ended
	September 30,
	2025	2024	Increase (Decrease)
Homecare	$14,889,000	$13,211,000	$1,678,000	12.7%
Hospital	1,047,000	690,000	357,000	51.7%
Homecare distributor	829,000	587,000	242,000	41.2%
Other	122,000	180,000	(58,000)	(32.2)%
Total	$16,887,000	$14,668,000	$2,219,000	15.1%

Homecare revenue. Homecare revenue increased by $1,678,000 or 12.7%, for the three months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily due to an increase in direct sales representatives and higher net revenues per sales representative. Throughout the three months ended September 30, 2025, we averaged 57 homecare field sales representatives.

Hospital revenue. Hospital revenue was $1,047,000, an increase of $357,000, or 51.7%, for the three months ended September 30, 2025, compared to the same period in the prior year. The growth in the current period primarily reflects an increase in sales representatives focused on the hospital market and higher capital and disposal demand.

Homecare distributor revenue. Homecare distributor revenue increased by $242,000, or 41.2%, for the three months ended September 30, 2025, compared to the same period in the prior year. The increase in homecare distributor sales was primarily a result of an increased number of distribution partners.

Other revenue. Other revenue was $122,000, a decrease of $58,000, or 32.2% for the three months ended September 30, 2025, compared to the same period in the prior year. The decrease in other revenue was primarily due to the lower demand for purchases by international distributors and other customers that do not fall within the markets described above.

Gross profit

Gross profit dollars increased to $13,197,000, or 78.1% of net revenues, for the three months ended September 30, 2025, from $11,491,000, or 78.3% of net revenues, in the same period in the prior year. The increase in gross profit dollars was primarily a result of increased overall revenue and higher net revenues per device.  The decrease in gross profit percentage was a result of higher costs which were partially offset by higher net revenues per device.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $10,286,000 for the three months ended September 30, 2025, representing an increase of $899,000, or 9.6%, compared to the same period in the prior year.

Payroll and compensation-related expenses were $6,876,000 for the three months ended September 30, 2025, representing an increase of $419,000, or 6.5%, compared to the same period in the prior year. The increase in the current-year period was primarily due to the increase in salaries and incentive compensation related to the higher average number of sales, marketing, and reimbursement personnel to process higher patient referrals. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business.

Travel, meals and entertainment expenses were $1,274,000 for the three months ended September 30, 2025, representing an increase of $310,000, or 32.2%, compared to the same period in the prior year. The increase in the current year was primarily due to a higher average number of direct sales representatives, training, and increased travel to support sales activity as well as market development.

Total discretionary marketing expenses were $410,000 for the three months ended September 30, 2025, representing an increase of $146,000, or 55.3%, compared to the same period in the prior year. The increase in the current period was due to increased investment in our direct-to-consumer advertising and other market development initiatives in the three months ended September 30, 2025.

Professional fees were $1,090,000 for the three months ended September 30, 2025, representing a decrease of $50,000, or 4.4%, compared to the same period in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support, insurance and consulting fees. The decrease in the current year was primarily due to external recruiting spend in the prior year that did not recur in the three months ended September 30, 2025.

Research and development expenses. Research and development (“R&D”) expenses were $241,000 for the three months ended September 30, 2025, representing an increase of $75,000, or 45.2%, compared to the same period in the prior year. The increase was primarily due to increased average headcount and external spend related to product enhancements and sustaining engineering.

Operating income

Operating income increased by $732,000 or 37.8% to $2,670,000 for the three months ended September 30, 2025, compared to the same period in the prior year. The increase is primarily due to an increase in revenue and gross profit.

Interest income, net

Net interest income for the three months ended September 30, 2025, was $134,000, compared to $195,000, for the same period in the prior year. The decrease is primarily due to decreased interest rates and cash balances.

Income tax expense

Income tax expense was estimated at $668,000, and the effective tax rate was 23.8%, for the three months ended September 30, 2025. Estimated income tax expense for the three months ended September 30, 2025, includes a discrete tax benefit of $81,000, primarily related to the windfall tax benefit of vested restricted stock and the exercise of stock options.

Income tax expense was estimated at $659,000, and the effective tax rate was 30.9%, for the three months ended September 30, 2024. Estimated income tax expense for the three months ended September 30, 2024, includes a discrete current tax benefit of $4,000, primarily related to the vesting of restricted stock awards.

Net income

Net income for the three months ended September 30, 2025, was $2,136,000, an increase of 44.9%, compared to $1,474,000 for the same period in the prior year. The increase in net income was primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2025, net cash provided by operating activities was $169,000. Cash flows provided by operating activities consisted of net income of $2,136,000, non-cash expenses of $717,000, an increase in accounts payable and accrued expenses of $448,000 and a decrease in income tax receivable, net of $202,000. These cash flows from operating activities were offset by a decrease in accrued compensation of $2,348,000, an increase in inventories of $515,000, an increase in prepaid expenses and other assets of $241,000, an increase in contract assets of $134,000, and an increase in accounts receivable of 96,000.

Cash Flows from Investing Activities

For the three months ended September 30, 2025, cash used for investing activities was $267,000. Cash used for investing activities consisted of $252,000 in expenditures for property and equipment and $15,000 in expenditures for intangible assets.

Cash Flows from Financing Activities

For the three months ended September 30, 2025, cash used for financing activities was $1,076,000. Cash used for financing activities consisted of $1,003,000 used for our share repurchase program and $229,000 for taxes paid on net share settlement of stock awards, partially offset by $156,000 from the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $35,800,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was last amended in December 2023, which provides us with a revolving line of credit. Interest on borrowings on the line of credit accrues at the prime rate (7.25% as of September 30, 2025) less 1.0% and is payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2025, or June 30, 2025. The amount eligible for borrowing on the line of credit is limited to the lesser of $2,500,000 or 57.0% of eligible accounts receivable, and the line of credit expires on December 18, 2025, if not replaced or renewed. As of September 30, 2025, the maximum $2,500,000 was available under the line of credit. Payment obligations under the line of credit are secured by a security interest in substantially all our tangible and intangible assets.

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

For the three months ended September 30, 2025, and 2024, we spent approximately $252,000 and $37,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

While the impact of macroeconomic factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, operational cash requirements for fiscal 2026 and the foreseeable future. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives to satisfy our working capital and other cash requirements.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	ability to obtain and maintain reimbursement from Medicare, Medicaid, or private insurance payers for our products;
•	component or raw material shortages, changes to lead times or significant price increases and changes to trade regulations (including, but not limited to, changes to tariffs);
•	adverse changes to state and federal health care regulations;
•	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;
•	entry of new competitors including new drug or pharmaceutical discoveries;
•	adverse economic and business conditions or intense competition;
•	wage inflation;
•	technical problems with our research and products;
•	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;
•	changes affecting the medical device industry;
•	our ability to develop new sales channels for our products such as the hospital or homecare distributor channels;
•	adverse international health care regulation impacting current international business;
•	our ability to renew our line of credit or obtain additional credit as necessary; and
•	our ability to protect and expand our intellectual property portfolio.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures, and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2025, we announced the approval of a stock repurchase authorization. Under this authorization, the Company may repurchase of up to $10.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and the approximately dollar value of shares that may yet be purchased under the plan as of September 30, 2025, was approximately $8,997,000.

The following table sets forth information concerning all repurchases of shares of our common stock, including shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock awards, for the three months ended September 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 – July 31, 2025	-	$-	-	$-
August 1 – August 31, 2025	-	$-	-	$-
September 1 – September 30, 2025 (a)	43,117	$24.54	40,848	$8,997,000
Total	43,117		40,848

(a) Includes 2,269 shares forfeited to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards that were outstanding under the 2017 Omnibus Incentive Plan and 2023 Employee Incentive Plan. The average price paid per share reflects the closing price of our common stock on the date of vesting.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended  September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements and (vi) the information set forth in Part II, Item 5

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 12, 2025	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer
(duly authorized officer)

Date:	November 12, 2025	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)