Form 10-Q
period 2025-12-31
Electromed, Inc.
filed 2026-02-10
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

There were 8,275,313 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on February 3, 2026.

Electromed, Inc.

Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,791,000	$15,287,000
Accounts receivable (net of allowances for credit losses of $45,000)	26,260,000	24,660,000
Contract assets	1,152,000	1,036,000
Inventories	3,458,000	3,299,000
Income tax receivable	-	408,000
Prepaid expenses and other current assets	906,000	392,000
Total current assets	45,567,000	45,082,000
Property and equipment, net	5,218,000	4,714,000
Finite-life intangible assets, net	387,000	371,000
Other assets	1,276,000	1,173,000
Deferred income taxes	2,462,000	2,462,000
Total assets	$54,910,000	$53,802,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,320,000	$2,667,000
Accrued compensation	3,711,000	5,079,000
Income tax payable	382,000	-
Warranty reserve	1,813,000	1,645,000
Other accrued liabilities	1,149,000	1,077,000
Total current liabilities	9,375,000	10,468,000
Other long-term liabilities	96,000	125,000
Total liabilities	9,471,000	10,593,000

Shareholders' Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,279,631 and 8,349,176 shares issued and outstanding, as of December 31, 2025, and June 30, 2025, respectively	83,000	83,000
Additional paid-in capital	23,073,000	21,941,000
Retained earnings	22,283,000	21,185,000
Total shareholders' equity	45,439,000	43,209,000
Total liabilities and shareholders' equity	$54,910,000	$53,802,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net revenues	$18,897,000	$16,255,000	$35,784,000	$30,923,000
Cost of revenues	4,078,000	3,628,000	7,768,000	6,805,000
Gross profit	14,819,000	12,627,000	28,016,000	24,118,000

Operating expenses
Selling, general and administrative	10,815,000	9,834,000	21,101,000	19,221,000
Research and development	384,000	251,000	625,000	417,000
Total operating expenses	11,199,000	10,085,000	21,726,000	19,638,000
Operating income	3,620,000	2,542,000	6,290,000	4,480,000
Interest income, net	109,000	152,000	243,000	347,000
Net income before income taxes	3,729,000	2,694,000	6,533,000	4,827,000

Income tax expense	968,000	726,000	1,636,000	1,385,000

Net income	$2,761,000	$1,968,000	$4,897,000	$3,442,000

Income per share:

Basic	$0.33	$0.23	$0.59	$0.41

Diluted	$0.32	$0.22	$0.56	$0.38

Weighted-average common shares outstanding:
Basic	8,270,565	8,424,534	8,296,674	8,494,511
Diluted	8,689,290	8,953,349	8,685,497	8,983,726

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$4,897,000	$3,442,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	427,000	414,000
Amortization	90,000	78,000
Share-based compensation expense	1,114,000	1,652,000
Changes in operating assets and liabilities:
Accounts receivable	(1,600,000)	558,000
Contract assets	(116,000)	(278,000)
Inventories	(260,000)	500,000
Prepaid expenses and other assets	(691,000)	(279,000)
Income tax payable, net	790,000	(791,000)
Accounts payable and accrued liabilities	(88,000)	434,000
Accrued compensation	(1,368,000)	(270,000)
Net cash provided by operating activities	3,195,000	5,460,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(886,000)	(270,000)
Expenditures for finite-life intangible assets	(37,000)	(25,000)
Net cash used for investing activities	(923,000)	(295,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	232,000	346,000
Taxes paid on net share settlement of stock awards	(234,000)	(820,000)
Repurchase of common stock	(3,766,000)	(4,536,000)
Net cash used for financing activities	(3,768,000)	(5,010,000)
Net (decrease) increase in cash	(1,496,000)	155,000
Cash and cash equivalents
Beginning of period	15,287,000	16,080,000
End of period	$13,791,000	$16,235,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$846,000	$2,180,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$44,000	$73,000
Taxes owed on net share settlement of stock awards in accrued liabilities	$6,000	$1,026,000
Demonstration equipment transferred between inventory and property and equipment	$101,000	$131,000
Issuance of common stock upon the vesting of performance-based stock units	$-	$1,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000
Net income	-	-	-	1,474,000	1,474,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	81,944	1,000	(671,000)	-	(670,000)
Share-based compensation expense	-	-	697,000	-	697,000
Repurchase of common stock	(262,756)	(3,000)	-	(4,555,000)	(4,558,000)
Balance at September 30, 2024	8,457,071	$85,000	$20,816,000	$20,587,000	$41,488,000
Net income	-	-	-	1,968,000	1,968,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	99,773	1,000	(831,000)	-	(830,000)
Share-based compensation expense	-	-	955,000	-	955,000
Repurchase of common stock	-	-	-	22,000	22,000
Balance at December 31, 2024	8,556,844	$86,000	$20,940,000	$22,577,000	$43,603,000

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2025	8,349,176	$83,000	$21,941,000	$21,185,000	$43,209,000
Net income	-	-	-	2,136,000	2,136,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	48,519	1,000	(46,000)	-	(45,000)
Share-based compensation expense	-	-	458,000	-	458,000
Repurchase of common stock	(40,848)	-	-	(1,013,000)	(1,013,000)
Balance at September 30, 2025	8,356,847	$84,000	$22,353,000	$22,308,000	$44,745,000
Net income	-	-	-	2,761,000	2,761,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	28,377	-	64,000	-	64,000
Share-based compensation expense	-	-	656,000	-	656,000
Repurchase of common stock	(105,593)	(1,000)	-	(2,786,000)	(2,787,000)
Balance at December 31, 2025	8,279,631	$83,000	$23,073,000	$22,283,000	$45,439,000

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

A summary of the Company’s significant accounting policies and estimates:

Our significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2025. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three and six months ended December 31, 2025.

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

ASU 2025-06 - Intangibles - Goodwill and Other - Internal Use Software

The standard modernizes the accounting for software costs that are accounted for under Subtopic 350-40. It is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company expects to adopt this standard for its fiscal year ending June 30, 2029, and is evaluating the impact of adoption and additional disclosure requirements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements and related disclosures.

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

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Homecare	$17,274,000	$14,593,000	$32,163,000	$27,804,000
Hospital	655,000	723,000	1,702,000	1,413,000
Homecare distributor	905,000	807,000	1,734,000	1,394,000
Other	63,000	132,000	185,000	312,000
Total	$18,897,000	$16,255,000	$35,784,000	$30,923,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Commercial	$7,985,000	$7,327,000	$15,156,000	$14,178,000
Medicare	6,924,000	5,478,000	12,588,000	10,245,000
Medicare Supplemental	1,660,000	1,388,000	3,059,000	2,499,000
Medicaid	423,000	196,000	778,000	438,000
Other	282,000	204,000	582,000	444,000
Total	$17,274,000	$14,593,000	$32,163,000	$27,804,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	As of December 31, 2025	As of June 30, 2025
Receivables, included in “Accounts receivable, net of allowances for credit losses”	$26,260,000	$24,660,000
Contract Assets	$1,152,000	$1,036,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2024, were $23,333,000.

	Six Months Ended	Fiscal Year Ended
	December 31, 2025	June 30, 2025
Contract assets, beginning	$1,036,000	$719,000
Reclassification of contract assets to accounts receivable	(1,002,000)	(2,577,000)
Contract assets recognized	1,065,000	2,694,000
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	53,000	200,000
Contract assets, ending	$1,152,000	$1,036,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	As of December 31, 2025	As of June 30, 2025
Raw materials	$2,200,000	$2,075,000
Work in process	386,000	180,000
Finished goods	745,000	928,000
Estimated inventory to be returned	441,000	393,000
Less: Reserve for obsolescence	(314,000)	(277,000)
Total	$3,458,000	$3,299,000

Other assets consist of the following:

	As of December 31, 2025	As of June 30, 2025
Capitalized software costs	$1,095,000	$952,000
Right of use assets	161,000	198,000
Other assets	20,000	23,000
Total	$1,276,000	$1,173,000

Other accrued liabilities consist of the following:

	As of December 31, 2025	As of June 30, 2025
Accrued insurance recoupments	$788,000	$602,000
Other accrued expenses	361,000	475,000
Total	$1,149,000	$1,077,000

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

Changes in the Company’s warranty reserve were as follows:

	Six Months Ended	Fiscal Year Ended
	December 31, 2025	June 30, 2025
Warranty reserve, beginning	$1,645,000	$1,567,000
Accrual for products sold	382,000	441,000
Expenditures and costs incurred for warranty claims	(214,000)	(363,000)
Warranty reserve, ending	$1,813,000	$1,645,000

Note 5. Income Taxes

Income tax expense was estimated at $968,000 and $1,636,000, and the effective tax rate was 26.0% and 25.1% for the three and six months ended December 31, 2025. Estimated income tax expense for the three and six months ended December 31, 2025, includes a discrete current tax benefit of $22,000 and $103,000, respectively, primarily related to the windfall tax benefit of vested restricted stock awards and the exercise of stock options.

Income tax expense was estimated at $726,000 and $1,385,000, and the effective tax rate was 26.9% and 28.7% for the three and six months ended December 31, 2024. Estimated income tax expense for the three and six months ended December 31, 2024, includes a discrete current tax benefit of $135,000 and $139,000, respectively, primarily related to the exercise of stock options and the vesting of restricted stock awards.

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

Under the new law, taxpayers may elect to either expense or amortize domestic research expenditures incurred in tax years beginning after December 31, 2024. Additionally, for expenditures incurred in prior years (i.e., after December 31, 2021, and before January 1, 2025), the legislation permits an election to accelerate the remaining deductions over either a one-year period (2026) or a two-year period (2026 and 2027).

The Company anticipates it will elect to accelerate the remaining deductions over a one-year period (2026). The expected reduction of cash paid for taxes is estimated to be approximately $428,000 in 2026.

Note 6. Financing Arrangements

On December 16, 2025, the Company entered into a credit agreement with BMO Bank N.A. The credit agreement provides the Company with a senior security credit facility with a $10,000,000 revolving line of credit. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed or replaced before such date. Any borrowings under the credit facility will bear interest at one-month Term SOFR (3.87% on December 31, 2025), plus 1.75%, payable monthly. There was no outstanding principal balance on the line of credit as of December 31, 2025. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement. In connection with the execution of the BMO Bank N.A. credit facility, the Company allowed its existing credit facility with Choice Financial Group to expire on its terms, effective December 18, 2025.

The documents governing the credit facility contain certain customary financial and non-financial covenants that include a maximum total funded debt ratio of not more than 2.50x and a minimum fixed charge coverage ratio of at least 1.20x (as each such term is defined in the credit agreement), as well as restrictions on the Company's ability to incur certain additional indebtedness.

Note 7. Common Stock

Authorized shares: The Company’s Articles of Incorporation, as amended, have established 15,000,000 authorized shares of capital stock consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

On September 9, 2025, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company may repurchase up to $10,000,000 of the Company's outstanding shares of common stock. This repurchase authorization has no expiration date. As of  December 31, 2025, a total of 146,441 shares have been repurchased and retired under this authorization for a total cost of $3,766,000, or an average of $25.72 per share.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2025. Share-based compensation expenses were $1,114,000 and $1,652,000 for the six months ended December 31, 2025, and 2024, respectively. This expense is included in selling, general and administrative, research and development, and cost of revenues expense in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the six months ended December 31, 2025, are summarized as follows:

		Weighted-Average
		Exercise Price
	Number of Shares	per Share
Outstanding at June 30, 2025	605,379	$9.75
Granted	58,500	$23.95
Exercised	(21,396)	$10.83
Cancelled or Forfeited	(4,988)	$22.36
Outstanding at December 31, 2025	637,495	$10.92

The following assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended	Fiscal Year Ended
	December 31, 2025	June 30, 2025
Risk-free interest rate	3.80%	3.69 - 4.14%
Expected term (years)	6	6
Expected volatility	54%	53%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On December 31, 2025, the weighted average remaining contractual term for all outstanding stock options was 5.9 years and the aggregate intrinsic value of the options was $11,605,000. Outstanding on December 31, 2025, there were 637,495 stock options issued to employees, of which 441,255 were vested and exercisable and had an aggregate intrinsic value of $8,987,000. As of December 31, 2025, $865,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock

During the six months ended December 31, 2025, the Company issued restricted stock awards to employees totaling 22,300 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $23.95 per share. During the six months ended December 31, 2025, the Company issued restricted stock awards to its Board of Directors totaling 21,000 shares of common stock, with a vesting term of 6 months and a fair value of $27.42 per share. There were 65,374 shares of unvested restricted stock with a weighted average fair value of $22.02 per share outstanding as of December 31, 2025. As of December 31, 2025, $1,034,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.

During the six months ended December 31, 2025, the Company issued restricted stock units to employees totaling 56,318 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $23.96 per share. During the six months ended December 31, 2025, there were 6,973 restricted stock units cancelled or forfeited. There were 94,301 shares of unvested restricted stock units with a weighted average fair value of $21.27 per share outstanding as of December 31, 2025. As of December 31, 2025, $1,337,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.5 years.

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our President and Chief Executive Officer in connection with his commencement of service on July 1, 2023. The PSUs were eligible to vest and settle into shares of common stock based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) of our common stock were achieved. TSR was evaluated from the initial grant date through the end of each subsequent fiscal quarter using the three-month volume-weighted average closing prices in accordance with the underlying award agreement. The PSU's were eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a TSR of 50% and the remaining shares upon a TSR of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, TSR exceeded the 50% target, resulting in a partial vesting and the issuance of an initial 87,500 shares of common stock to our CEO. As of December 31, 2024, TSR exceeded the 100% target, resulting in the vesting of the remaining 87,500 shares of common stock. As a result of both vesting, unrecognized stock-based compensation expense totaling $718,000 was recognized in the six months ended December 31, 2024, which was set to be recognized in future periods.

There were no performance-based restricted stock units issued or outstanding during the six months ended  December 31, 2025.

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

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Net Income	$2,761,000	$1,968,000	$4,897,000	$3,442,000
Weighted-average common shares outstanding:
Basic	8,270,565	8,424,534	8,296,674	8,494,511
Effect of dilutive common stock equivalents	418,725	528,815	388,823	489,215
Diluted	8,689,290	8,953,349	8,685,497	8,983,726

Earnings per common share:
Basic	$0.33	$0.23	$0.59	$0.41
Diluted	$0.32	$0.22	$0.56	$0.38

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 57,146 and 8,865 for the three months ended December 31, 2025, and 2024, respectively, and were 37,509 and 43,498 for the six months ended December 31, 2025, and 2024, respectively.

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

Results of Operations

Net Revenues

Net revenues for the three and six months ended December 31, 2025, and 2024 are summarized in the table below.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Homecare	$17,274,000	$14,593,000	$2,681,000	18.4%	$32,163,000	$27,804,000	$4,359,000	15.7%
Hospital	655,000	723,000	(68,000)	(9.4)%	1,702,000	1,413,000	289,000	20.5%
Homecare distributor	905,000	807,000	98,000	12.1%	1,734,000	1,394,000	340,000	24.4%
Other	63,000	132,000	(69,000)	(52.3)%	185,000	312,000	(127,000)	(40.7)%
Total	$18,897,000	$16,255,000	$2,642,000	16.3%	$35,784,000	$30,923,000	$4,861,000	15.7%

Homecare revenue. Homecare revenue increased by $2,681,000, or 18.4%, for the three months ended December 31, 2025, compared to the same period in the prior year. For the six months ended December 31, 2025, homecare revenue increased by $4,359,000, or 15.7%, compared to the same period in the prior year. The increases were primarily due to an increase in direct sales representatives and higher net revenues per sales representative. For the three months ended December 31, 2025, we averaged 58 homecare field sales representatives.

Hospital revenue. Hospital revenue was $655,000, a decrease of $68,000, or 9.4%, for the three months ended December 31, 2025, compared to the same period in the prior year. For the six months ended December 31, 2025, hospital revenue was $1,702,000, an increase of $289,000, or 20.5%, compared to the same period in the prior year. The decrease in the three months ended December 31, 2025, was due to fewer capital equipment orders as hospital capital revenue is a long-cycle sale and revenue from quarter to quarter can vary depending on capital budget allocations at the hospital. The growth in the six months ended December 31, 2025, primarily reflects an increase in sales representatives focused on the hospital market and higher capital and disposal demand.

Homecare distributor revenue. Homecare distributor revenue increased by $98,000, or 12.1%, for the three months ended December 31, 2025, compared to the same period in the prior year. For the six months ended December 31, 2025, homecare distributor revenue increased by $340,000, or 24.4%, compared to the same period in the prior year. The increases in homecare distributor sales were primarily a result of increased orders from distribution partners.

Other revenue. Other revenue was $63,000, a decrease of $69,000, or 52.3% for the three months ended December 31, 2025, compared to the same period in the prior year. For the six months ended December 31, 2025, other revenue was $185,000, a decrease of $127,000, or 40.7%, compared to the same period in the prior year. The decreases in other revenue were primarily due to the lower demand for purchases by international distributors and other customers that do not fall within the markets described above.

Gross profit

Gross profit dollars increased to $14,819,000, or 78.4% of net revenues, for the three months ended December 31, 2025, from $12,627,000, or 77.7% of net revenues, in the same period in the prior year. Gross profit dollars increased to $28,016,000, or 78.3% of net revenues, for the six months ended December 31, 2025, from $24,118,000, or 78.0% of net revenues, in the same period in the prior year. The increases in gross profit were primarily a result of increased overall revenue and higher net revenues per device.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $10,815,000 and $21,101,000 for the three and six months ended December 31, 2025, respectively, representing an increase of $981,000 and $1,880,000, or 10.0% and 9.8%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $7,496,000 and $14,372,000 for the three and six months ended December 31, 2025, respectively, representing an increase of $621,000 and $1,040,000, or 9.0% and 7.8%, respectively, compared to the same periods in the prior year. The increases in the current-year periods were primarily due to the increase in salaries and incentive compensation related to the higher average number of sales representatives and higher overall compensation costs. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business.

Travel, meals and entertainment expenses were $1,013,000 and $2,287,000 for the three and six months ended December 31, 2025, respectively, representing an increase of $20,000 and $330,000, or 2.0% and 16.9%, respectively, compared to the same periods in the prior year. The increases in the current year were primarily due to a higher average number of direct sales representatives, training, and increased travel to support sales activity as well as market development.

Total discretionary marketing expenses were $443,000 and $853,000 for the three and six months ended December 31, 2025, respectively, representing an increase of $88,000 and $234,000, or 24.8% and 37.8%, respectively, compared to the same period in the prior year. The increases in the current year were due to increased investment in our direct-to-consumer advertising and other market development initiatives in the six months ended December 31, 2025.

Professional fees were $1,166,000 and $2,256,000 for the three and six months ended December 31, 2025, respectively, representing a decrease of $13,000 and $63,000, or 1.1% and 2.7%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support, insurance and consulting fees. The decrease in the sixth months ended December 31, 2025, was primarily due to external recruiting spend in the prior year that did not recur in the six months ended December 31, 2025.

Research and development expenses. Research and development (“R&D”) expenses were $384,000 and $625,000 for the three and six months ended December 31, 2025, respectively, representing an increase of $133,000 and $208,000, or 53.0% and 49.9%, respectively, compared to the same periods in the prior year. The increases were primarily due to increased average headcount and consulting expenses related to product enhancements and sustaining engineering.

Operating income

Operating income increased by $1,078,000 or 42.4% to $3,620,000, or 19.2% of net revenues, for the three months ended December 31, 2025, compared to the same period in the prior year. Operating income increased by $1,810,000 or 40.4% to $6,290,000 for the six months ended December 31, 2025, compared to the same period in the prior year. The increases were primarily due to an increase in revenue and gross profit.

Interest income, net

Net interest income for the three and six months ended December 31, 2025, was $109,000 and $243,000, respectively, compared to $152,000 and $347,000, respectively, for the same period in the prior year. The decreases were primarily due to decreased interest rates and lower cash balances.

Income tax expense

Income tax expense was estimated at $968,000 and 1,636,000, and the effective tax rate was 26.0% and 25.1%, for the three and six months ended December 31, 2025, respectively. Estimated income tax expense for the three and six months ended December 31, 2025, includes a discrete current tax benefit of $22,000 and $103,000, respectively, primarily related to the windfall tax benefit of vested restricted stock and the exercise of stock options.

Income tax expense was estimated at $726,000 and $1,385,000, and the effective tax rate was 26.9% and 28.7%, for the three and six months ended December 31, 2024, respectively. Estimated income tax expense for the three and six months ended December 31, 2024, includes a discrete current tax benefit of $135,000 and $139,000, respectively, primarily related to the exercise of stock options and the vesting of restricted stock awards.

Net income

Net income for the three and six months ended December 31, 2025, was $2,761,000 and $4,897,000, representing an increase of 40.3% and 42.3%, respectively, compared to $1,968,000 and $3,442,000 for the same periods in the prior year. The increases in net income were primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the six months ended December 31, 2025, net cash provided by operating activities was $3,195,000. Cash flows provided by operating activities consisted of net income of $4,897,000, non-cash expenses of $1,631,000, and an increase in income tax payable, net of $790,000. These cash flows from operating activities were offset by an increase in accounts receivable of $1,600,000, a decrease in accrued compensation of $1,368,000, an increase in prepaid expenses and other assets of $691,000, an increase in inventories of $260,000, an increase in contract assets of $116,000, and a decrease in accounts payable and accrued expenses of $88,000.

Cash Flows from Investing Activities

For the six months ended December 31, 2025, cash used for investing activities was $923,000. Cash used for investing activities consisted of $886,000 in expenditures for property and equipment and $37,000 in expenditures for intangible assets.

Cash Flows from Financing Activities

For the six months ended December 31, 2025, cash used for financing activities was $3,768,000. Cash used for financing activities consisted of $3,766,000 used for our share repurchase program and $234,000 for taxes paid on net share settlement of stock awards, partially offset by $232,000 from the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $36,192,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was entered into in December 2025, which provides us with a revolving line of credit. The credit agreement provides the Company with a senior security credit facility with a $10,000,000 revolving line of credit. Any borrowings under the credit facility will bear interest at one-month Term SOFR (3.87% on December 31, 2025), plus 1.75%, payable monthly. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed before such date. There was no outstanding principal balance on the line of credit as of December 31, 2025. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement.

The documents governing the credit facility contain certain customary financial and non-financial covenants that include a maximum total funded debt ratio of not more than 2.50x and a minimum fixed charge coverage ratio of at least 1.20x (as each such term is defined in the credit agreement), as well as restrictions on the Company's ability to incur certain additional indebtedness. So long as there is no default or event of default, the governing documents do not restrict the Company's ability to pay dividends or repurchase common stock.

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

For the six months ended December 31, 2025, and 2024, we spent approximately $886,000 and $270,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2025, we announced the approval of a stock repurchase authorization. Under this authorization, the Company may repurchase up to $10.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and as of December 31, 2025, a total of 146,441 shares have been repurchased under the authorization with an average cost of $25.72 per share. The approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2025, was approximately $6,235,000.

The following table sets forth information concerning all repurchases of shares of our common stock, including shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock awards, for the three months ended December 31, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
October 1 – October 31, 2025	13,625	$24.01	13,625	$8,670,000
November 1 – November 30, 2025	48,784	$25.57	48,784	$7,423,000
December 1 – December 31, 2025 (a)	43,391	$27.51	43,184	$6,235,000
Total	105,800		105,593

(a) Includes 207 shares forfeited to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards that were outstanding under the 2023 Equity Incentive Plan. The average price paid per share reflects the closing price of our common stock on the date of vesting.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended  December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference

3.2	Amended and Restated Bylaws, effective November 15, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed November 18, 2024)	Incorporated by Reference

10.1	Credit Agreement, dated as of December 16, 2025, between the Company, as borrower, and BMO Bank N.A., as lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2025)*	Incorporated by Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended December 31, 2025, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements and (vi) the information set forth in Part II, Item 5

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

*Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit can be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	February 10, 2026	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer
(duly authorized officer)

Date:	February 10, 2026	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)