Form 10-Q
period 2026-03-31
Electromed, Inc.
filed 2026-05-12
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 8,280,064 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on May 5, 2026.

Electromed, Inc.

Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,985,000	$15,287,000
Accounts receivable (net of allowances for credit losses of $45,000)	28,251,000	24,660,000
Contract assets	1,086,000	1,036,000
Inventories	3,295,000	3,299,000
Income tax receivable	15,000	408,000
Prepaid expenses and other current assets	596,000	392,000
Total current assets	50,228,000	45,082,000
Property and equipment, net	5,209,000	4,714,000
Finite-life intangible assets, net	354,000	371,000
Other assets	1,221,000	1,173,000
Deferred income taxes	2,462,000	2,462,000
Total assets	$59,474,000	$53,802,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,595,000	$2,667,000
Accrued compensation	4,530,000	5,079,000
Warranty reserve	1,784,000	1,645,000
Other accrued liabilities	1,317,000	1,077,000
Total current liabilities	10,226,000	10,468,000
Other long-term liabilities	81,000	125,000
Total liabilities	10,307,000	10,593,000

Shareholders' Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,279,845 and 8,349,176 shares issued and outstanding, as of March 31, 2026, and June 30, 2025, respectively	83,000	83,000
Additional paid-in capital	23,949,000	21,941,000
Retained earnings	25,135,000	21,185,000
Total shareholders' equity	49,167,000	43,209,000
Total liabilities and shareholders' equity	$59,474,000	$53,802,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net revenues	$18,575,000	$15,684,000	$54,359,000	$46,607,000
Cost of revenues	3,932,000	3,455,000	11,700,000	10,260,000
Gross profit	14,643,000	12,229,000	42,659,000	36,347,000

Operating expenses
Selling, general and administrative	10,516,000	9,812,000	31,617,000	29,033,000
Research and development	361,000	277,000	986,000	694,000
Total operating expenses	10,877,000	10,089,000	32,603,000	29,727,000
Operating income	3,766,000	2,140,000	10,056,000	6,620,000
Interest income, net	100,000	142,000	343,000	489,000
Net income before income taxes	3,866,000	2,282,000	10,399,000	7,109,000

Income tax expense	863,000	391,000	2,499,000	1,776,000

Net income	$3,003,000	$1,891,000	$7,900,000	$5,333,000

Income per share:

Basic	$0.37	$0.22	$0.96	$0.63

Diluted	$0.35	$0.21	$0.91	$0.59

Weighted-average common shares outstanding:
Basic	8,211,220	8,495,005	8,268,605	8,493,715
Diluted	8,647,794	8,967,838	8,673,345	8,980,218

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$7,900,000	$5,333,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	642,000	663,000
Amortization	162,000	112,000
Share-based compensation expense	1,960,000	2,409,000
Changes in operating assets and liabilities:
Accounts receivable	(3,591,000)	(109,000)
Contract assets	(50,000)	(405,000)
Inventories	(123,000)	564,000
Prepaid expenses and other assets	(364,000)	(779,000)
Income tax receivable, net	393,000	(1,209,000)
Accounts payable and accrued liabilities	291,000	877,000
Accrued compensation	(549,000)	78,000
Net cash provided by operating activities	6,671,000	7,534,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(1,033,000)	(117,000)
Expenditures for finite-life intangible assets	(44,000)	(32,000)
Net cash used for investing activities	(1,077,000)	(149,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	268,000	381,000
Taxes paid on net share settlement of stock awards	(246,000)	(2,278,000)
Repurchase of common stock	(3,918,000)	(6,331,000)
Net cash used for financing activities	(3,896,000)	(8,228,000)
Net increase (decrease) in cash	1,698,000	(843,000)
Cash and cash equivalents
Beginning of period	15,287,000	16,080,000
End of period	$16,985,000	$15,237,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$2,106,000	$2,985,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$71,000	$30,000
Demonstration equipment transferred between inventory and property and equipment	$127,000	$180,000
Obligation for unsettled share repurchases in accrued liabilities	$-	$118,000
Issuance of common stock upon the vesting of performance-based stock units	$-	$1,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000
Net income	-	-	-	1,474,000	1,474,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	81,944	1,000	(671,000)	-	(670,000)
Share-based compensation expense	-	-	697,000	-	697,000
Repurchase of common stock	(262,756)	(3,000)	-	(4,555,000)	(4,558,000)
Balance at September 30, 2024	8,457,071	$85,000	$20,816,000	$20,587,000	$41,488,000
Net income	-	-	-	1,968,000	1,968,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	99,773	1,000	(831,000)	-	(830,000)
Share-based compensation expense	-	-	955,000	-	955,000
Repurchase of common stock	-	-	-	22,000	22,000
Balance at December 31, 2024	8,556,844	$86,000	$20,940,000	$22,577,000	$43,603,000
Net income	-	-	-	1,891,000	1,891,000
Exercise of common stock options, net of cancellations and tax withholdings	30,072	-	(397,000)	-	(397,000)
Share-based compensation expense	-	-	757,000	-	757,000
Repurchase of common stock	(77,297)	(1,000)	-	(1,913,000)	(1,914,000)
Balance at March 31, 2025	8,509,619	$85,000	$21,300,000	$22,555,000	$43,940,000

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2025	8,349,176	$83,000	$21,941,000	$21,185,000	$43,209,000
Net income	-	-	-	2,136,000	2,136,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	48,519	1,000	(46,000)	-	(45,000)
Share-based compensation expense	-	-	458,000	-	458,000
Repurchase of common stock	(40,848)	-	-	(1,013,000)	(1,013,000)
Balance at September 30, 2025	8,356,847	$84,000	$22,353,000	$22,308,000	$44,745,000
Net income	-	-	-	2,761,000	2,761,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	28,377	-	64,000	-	64,000
Share-based compensation expense	-	-	656,000	-	656,000
Repurchase of common stock	(105,593)	(1,000)	-	(2,786,000)	(2,787,000)
Balance at December 31, 2025	8,279,631	$83,000	$23,073,000	$22,283,000	$45,439,000
Net income	-	-	-	3,003,000	3,003,000
Exercise of common stock options and vesting of restricted stock units, net of cancellations and tax withholdings	5,684	-	30,000	-	30,000
Share-based compensation expense	-	-	846,000	-	846,000
Repurchase of common stock	(5,470)	-	-	(151,000)	(151,000)
Balance at March 31, 2026	8,279,845	$83,000	$23,949,000	$25,135,000	$49,167,000

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

A summary of the Company’s significant accounting policies and estimates:

Our significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2025. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three and nine months ended March 31, 2026.

Recently Issued Accounting Standards

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The standard introduces increased transparency about income tax information through the requirement of increased disclosures around specific categories in the rate reconciliation and requires additional information on reconciling items. It is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard for its fiscal year ending June 30, 2026. Except for the required expanded disclosures, the Company does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

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

Note 2. Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price. Estimates of variable consideration primarily relate to capped installment payment arrangements with third‑party payers and patient responsibility amounts, including deductibles, coinsurance, copayments, and similar amounts. Estimating variable consideration requires significant judgement, including selecting estimation methodologies, evaluating historical payment experience, and assessing factors that may affect future collections. Electromed estimates variable consideration using the expected value method, as it best predicts the amount of consideration to which Electromed expects to be entitled, given the large number of contracts with similar characteristics and a wide range of possible outcomes. In applying this method, management considers quantitative inputs such as historical claims approval rates, payment timing and recovery patterns, historical termination experience, and patient demographic data, as well as qualitative factors including changes in insurance coverage, mortality, patient utilization patterns, and other relevant circumstances.

Capped installment payment arrangements represent the majority of Electromed’s variable consideration. For the periods presented, amounts subject to capped installment payment arrangements represented a significant portion of net revenues, accounting for approximately 96% of net revenues in the homecare market. Electromed’s estimates of consideration related to these arrangements are based on historical payment and termination patterns and are subject to contractual caps that limit the total consideration to which Electromed may be entitled.

When a contract with a customer has been established, revenue is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, typically upon shipment or delivery.

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Homecare	$16,732,000	$14,102,000	$48,895,000	$41,906,000
Hospital	1,032,000	724,000	2,734,000	2,137,000
Homecare distributor	715,000	696,000	2,449,000	2,090,000
Other	96,000	162,000	281,000	474,000
Total	$18,575,000	$15,684,000	$54,359,000	$46,607,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Commercial	$8,190,000	$7,151,000	$23,346,000	$21,329,000
Medicare	6,447,000	5,126,000	19,035,000	15,371,000
Medicare Supplemental	1,559,000	1,314,000	4,618,000	3,813,000
Medicaid	256,000	238,000	1,034,000	676,000
Other	280,000	273,000	862,000	717,000
Total	$16,732,000	$14,102,000	$48,895,000	$41,906,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	As of March 31, 2026	As of June 30, 2025
Receivables, included in “Accounts receivable, net of allowances for credit losses”	$28,251,000	$24,660,000
Contract Assets	$1,086,000	$1,036,000

Total Accounts receivable, net of allowances for credit losses, as of June 30, 2024, were $23,333,000. Accounts receivable outstanding for greater than one year totaled $473,000 and $430,000 as of March 31, 2026, and June 30, 2025, respectively. Our accounts receivable balance contains amounts due from governmental and other third-party payers, including Medicare. Under certain payer programs, cash collection occurs through interim payments and final settlement over a period greater than one year, generally approximating thirteen months. The Company has determined that this collection period represents its normal operating cycle. In accordance with ASC 210‑10‑45, the Company classifies these receivables as current assets.

	Nine Months Ended	Fiscal Year Ended
	March 31, 2026	June 30, 2025
Contract assets, beginning	$1,036,000	$719,000
Reclassification of contract assets to accounts receivable	(1,411,000)	(2,577,000)
Contract assets recognized	1,439,000	2,694,000
Increase as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	22,000	200,000
Contract assets, ending	$1,086,000	$1,036,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	As of March 31, 2026	As of June 30, 2025
Raw materials	$2,222,000	$2,075,000
Work in process	198,000	180,000
Finished goods	775,000	928,000
Estimated inventory to be returned	429,000	393,000
Less: Reserve for obsolescence	(329,000)	(277,000)
Total	$3,295,000	$3,299,000

Other assets consist of the following:

	As of March 31, 2026	As of June 30, 2025
Capitalized software costs	$1,061,000	$952,000
Right-of-use assets	146,000	198,000
Other assets	14,000	23,000
Total	$1,221,000	$1,173,000

Other accrued liabilities consist of the following:

	As of March 31, 2026	As of June 30, 2025
Accrued insurance recoupments	$850,000	$602,000
Other accrued expenses	467,000	475,000
Total	$1,317,000	$1,077,000

Note 4. Warranty Reserve

The Company provides a lifetime warranty on its products to the prescribed patient for sales within the U.S. and a one- to five-year warranty for all homecare distributor, hospital and other sales. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. Factors that affect the Company’s warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, the product’s useful life and cost per claim. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

Changes in the Company’s warranty reserve were as follows:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2026	June 30, 2025
Warranty reserve, beginning	$1,645,000	$1,567,000
Accrual for products sold	452,000	441,000
Expenditures and costs incurred for warranty claims	(313,000)	(363,000)
Warranty reserve, ending	$1,784,000	$1,645,000

Note 5. Income Taxes

Income tax expense was estimated at $863,000 and $2,499,000, and the effective tax rate was 22.3% and 24.0% for the three and nine months ended March 31, 2026. Estimated income tax expense for the three and nine months ended March 31, 2026, includes a discrete current tax benefit of $94,000 and $197,000, respectively, primarily related to the windfall tax benefit of vested stock awards, the exercise of stock options, and the true up for the prior year Federal R&D credit.

Income tax expense was estimated at $391,000 and $1,776,000, and the effective tax rate was 17.1% and 25.0% for the three and nine months ended March 31, 2025. Estimated income tax expense for the three and nine months ended March 31, 2025, includes a discrete current tax benefit of $338,000 and $478,000, respectively, primarily related to the exercise of stock options.

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the Company’s fiscal year ended June 30, 2023, are no longer open to U.S. federal, state or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Note 6. Financing Arrangements

On December 16, 2025, the Company entered into a credit agreement with BMO Bank N.A. The credit agreement provides the Company with a senior secured credit facility with a $10,000,000 revolving line of credit. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed or replaced before such date. Any borrowings under the credit facility will bear interest at the applicable one-month Term SOFR rate (3.67% on March 31, 2026), plus 1.75%, payable monthly. There was no outstanding principal balance on the line of credit as of March 31, 2026. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement. In connection with the execution of the BMO Bank N.A. credit facility, the Company allowed its existing credit facility with Choice Financial Group to expire on its terms, effective December 18, 2025.

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

On September 9, 2025, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company may repurchase up to $10,000,000 of its outstanding shares of common stock. This repurchase authorization has no expiration date. As of  March 31, 2026, a total of 151,911 shares have been repurchased and retired under this authorization for a total cost of $3,918,000, or an average of $25.79 per share.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2025. Share-based compensation expenses were $1,960,000 and $2,409,000 for the nine months ended March 31, 2026, and 2025, respectively. This expense is included in selling, general and administrative, research and development, and cost of revenues in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the nine months ended March 31, 2026, are summarized as follows:

		Weighted-Average
		Exercise Price
	Number of Shares	per Share
Outstanding at June 30, 2025	605,379	$9.75
Granted	58,500	$23.95
Exercised	(26,740)	$10.02
Canceled or Forfeited	(4,988)	$22.36
Outstanding at March 31, 2026	632,151	$10.95

The following assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2026	June 30, 2025
Risk-free interest rate	3.80%	3.69 - 4.14%
Expected term (years)	6	6
Expected volatility	54%	53%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On March 31, 2026, the weighted-average remaining contractual term for all outstanding stock options was 5.7 years, and the aggregate intrinsic value of the options was $7,906,000. Outstanding on March 31, 2026, there were 632,151 stock options issued to employees, of which 446,848 were vested and exercisable and had an aggregate intrinsic value of $6,518,000. As of March 31, 2026, $677,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.1 years.

Restricted Stock

During the nine months ended March 31, 2026, the Company issued restricted stock awards to employees totaling 22,300 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $23.95 per share. During the nine months ended March 31, 2026, the Company issued restricted stock awards to its Board of Directors totaling 21,000 shares of common stock, with a vesting term of six months and a fair value of $27.42 per share. There were 65,374 shares of unvested restricted stock with a weighted average fair value of $22.02 per share outstanding as of March 31, 2026. As of March 31, 2026, $636,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.

During the nine months ended March 31, 2026, the Company issued restricted stock units to employees totaling 58,548 shares of common stock underlying restricted stock units, with a weighted average vesting term of 3 years and a weighted average fair value of $24.01 per share. During the nine months ended March 31, 2026, there were 8,073 restricted stock units canceled or forfeited. There were 94,891 shares of unvested restricted stock units with a weighted average fair value of $21.30 per share outstanding as of March 31, 2026. As of March 31, 2026, $1,109,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.3 years.

Performance-Based Restricted Stock Units

The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our President and Chief Executive Officer in connection with his commencement of service on July 1, 2023. The PSUs were eligible to vest and settle into shares of common stock based on the extent to which performance goals tied to Total Shareholder Return (“TSR”) of our common stock were achieved. TSR was evaluated from the initial grant date through the end of each subsequent fiscal quarter using the three-month volume-weighted average closing prices in accordance with the underlying award agreement. The PSUs were eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a TSR of 50% and the remaining shares upon a TSR of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, TSR exceeded the 50% target, resulting in a partial vesting and the issuance of an initial 87,500 shares of common stock to our CEO. As of December 31, 2024, TSR exceeded the 100% target, resulting in the vesting of the remaining 87,500 shares of common stock. As a result of both vesting, unrecognized stock-based compensation expense totaling $648,000 was recognized in the nine months ended March 31, 2025, which was set to be recognized in future periods.

There were no performance-based restricted stock units issued or outstanding during the nine months ended  March 31, 2026.

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

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Net Income	$3,003,000	$1,891,000	$7,900,000	$5,333,000
Weighted-average common shares outstanding:
Basic	8,211,220	8,495,005	8,268,605	8,493,715
Effect of dilutive common stock equivalents	436,574	472,833	404,740	486,503
Diluted	8,647,794	8,967,838	8,673,345	8,980,218

Earnings per common share:
Basic	$0.37	$0.22	$0.96	$0.63
Diluted	$0.35	$0.21	$0.91	$0.59

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 56,030 and 3,196 for the three months ended March 31, 2026, and 2025, respectively, and were 43,592 and 47,971 for the nine months ended March 31, 2026, and 2025, respectively.

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

Our products are sold in both the homecare market and the hospital market for inpatient use, which we refer to as “hospital sales.” Since 2000, we have marketed the SmartVest System and its predecessor products to patients suffering from bronchiectasis, cystic fibrosis, and other chronic pulmonary conditions that require external chest manipulation to enhance mucus transport. Additionally, we offer our products to a patient population that includes neuromuscular disorders such as cerebral palsy, muscular dystrophies, amyotrophic lateral sclerosis (“ALS”), patients with post-surgical complications or who are ventilator dependent and patients who have other conditions involving excess secretion and impaired mucus transport.

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

There have been no material changes to our critical accounting estimates and assumptions since the filing of our Annual Report on Form 10-K for fiscal 2025.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended March 31, 2026, and 2025 are summarized in the table below.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Homecare	$16,732,000	$14,102,000	$2,630,000	18.6%	$48,895,000	$41,906,000	$6,989,000	16.7%
Hospital	1,032,000	724,000	308,000	42.5%	2,734,000	2,137,000	597,000	27.9%
Homecare distributor	715,000	696,000	19,000	2.7%	2,449,000	2,090,000	359,000	17.2%
Other	96,000	162,000	(66,000)	(40.7)%	281,000	474,000	(193,000)	(40.7)%
Total	$18,575,000	$15,684,000	$2,891,000	18.4%	$54,359,000	$46,607,000	$7,752,000	16.6%

Homecare revenue. Homecare revenue increased by $2,630,000, or 18.6%, for the three months ended March 31, 2026, compared to the same period in the prior year. Approximately $1,959,000 of the increase in revenue was due to higher volume, which was driven by additional sales representatives and increased sales representative productivity, and approximately $671,000 was due to higher net revenues per approval. For the nine months ended March 31, 2026, homecare revenue increased by $6,989,000, or 16.7%, compared to the same period in the prior year. Approximately $5,699,000 of the increase in revenue was due to higher volume, which was driven by additional sales representatives and increased sales representative productivity, and approximately $1,290,000 was due to higher net revenues per approval. For the three months ended March 31, 2026, we averaged 57 homecare field sales representatives.

Hospital revenue. Hospital revenue was $1,032,000, an increase of $308,000, or 42.5%, for the three months ended March 31, 2026, compared to the same period in the prior year. For the nine months ended March 31, 2026, hospital revenue was $2,734,000, an increase of $597,000, or 27.9%, compared to the same period in the prior year. The growth in the three and nine months ended March 31, 2026, primarily reflects an increase in sales representatives focused on the hospital market and higher capital and disposal demand.

Homecare distributor revenue. Homecare distributor revenue increased by $19,000, or 2.7%, for the three months ended March 31, 2026, compared to the same period in the prior year. For the nine months ended March 31, 2026, homecare distributor revenue increased by $359,000, or 17.2%, compared to the same period in the prior year. The increases in homecare distributor sales were primarily a result of increased orders from our distribution partners.

Other revenue. Other revenue was $96,000, a decrease of $66,000, or 40.7%, for the three months ended March 31, 2026, compared to the same period in the prior year. For the nine months ended March 31, 2026, other revenue was $281,000, a decrease of $193,000, or 40.7%, compared to the same period in the prior year. The decreases in other revenue were primarily due to the lower demand for purchases by international distributors and other customers that do not fall within the markets described above.

Gross profit

Gross profit dollars increased to $14,643,000, or 78.8% of net revenues, for the three months ended March 31, 2026, from $12,229,000, or 78.0% of net revenues, in the same period in the prior year. Gross profit dollars increased to $42,659,000, or 78.5% of net revenues, for the nine months ended March 31, 2026, from $36,347,000, or 78.0% of net revenues, in the same period in the prior year. The increases in gross profit were primarily a result of increased overall revenue and higher net revenues per device.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $10,516,000 and $31,617,000 for the three and nine months ended March 31, 2026, respectively, representing an increase of $704,000 and $2,584,000, or 7.2% and 8.9%, respectively, compared to the same periods in the prior year.

Payroll and compensation-related expenses were $6,955,000 and $21,326,000 for the three and nine months ended March 31, 2026, respectively, representing an increase of $363,000 and $1,402,000, or 5.5% and 7.0%, respectively, compared to the same periods in the prior year. The increases in the current-year periods were primarily due to the increase in salaries and incentive compensation related to the higher average number of sales representatives and higher overall compensation costs. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business.

Travel, meals and entertainment expenses were $1,070,000 and $3,357,000 for the three and nine months ended March 31, 2026, respectively, representing an increase of $148,000 and $477,000, or 16.1% and 16.6%, respectively, compared to the same periods in the prior year. The increases in the current year were primarily due to a higher average number of direct sales representatives, training, and increased travel to support sales activity as well as market development.

Total discretionary marketing expenses were $293,000 and $1,146,000 for the three and nine months ended March 31, 2026, respectively, representing a decrease of $32,000 and an increase of $203,000, or a decrease of 9.8% and an increase of 21.5%, respectively, compared to the same period in the prior year. The decrease in the three months ended March 31, 2026, was due to timing of routine marketing spend. The increase in the nine months ended March 31, 2026, was due to increased investment in our direct-to-consumer advertising and other market development initiatives.

Professional fees were $1,452,000 and $3,708,000 for the three and nine months ended March 31, 2026, respectively, representing an increase of $167,000 and $104,000, or 13.0% and 2.9%, respectively, compared to the same periods in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support, insurance and consulting fees. The increases in the current periods were primarily due to increased legal and insurance costs.

Research and development expenses. Research and development (“R&D”) expenses were $361,000 and $986,000 for the three and nine months ended March 31, 2026, respectively, representing an increase of $84,000 and $292,000, or 30.3% and 42.1%, respectively, compared to the same periods in the prior year. The increases were primarily due to increased average headcount and consulting expenses related to product enhancements and sustaining engineering.

Operating income

Operating income increased by $1,626,000 or 76.0% to $3,766,000, or 20.3% of net revenues, for the three months ended March 31, 2026, compared to the same period in the prior year. Operating income increased by $3,436,000 or 51.9% to $10,056,000, or 18.5% of net revenues, for the nine months ended March 31, 2026, compared to the same period in the prior year. The increases were primarily due to an increase in revenue and gross profit.

Interest income, net

Net interest income for the three and nine months ended March 31, 2026, was $100,000 and $343,000, respectively, compared to $142,000 and $489,000, respectively, for the same period in the prior year. The decreases were primarily due to decreased interest rates and lower average cash balances throughout the period.

Income tax expense

Income tax expense was estimated at $863,000 and $2,499,000, and the effective tax rate was 22.3% and 24.0%, for the three and nine months ended March 31, 2026, respectively. Estimated income tax expense for the three and nine months ended March 31, 2026, includes a discrete current tax benefit of $94,000 and $197,000, respectively, primarily related to the windfall tax benefit of vested stock awards, the exercise of stock options, and the true up for the prior year Federal R&D credit.

Income tax expense was estimated at $391,000 and $1,776,000, and the effective tax rate was 17.1% and 25.0%, for the three and nine months ended March 31, 2025, respectively. Estimated income tax expense for the three and nine months ended March 31, 2025, includes a discrete current tax benefit of $338,000 and $478,000, respectively, primarily related to the exercise of stock options.

Net income

Net income for the three and nine months ended March 31, 2026, was $3,003,000 and $7,900,000, representing an increase of 58.8% and 48.1%, respectively, compared to $1,891,000 and $5,333,000 for the same periods in the prior year. The increases in net income were primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the nine months ended March 31, 2026, net cash provided by operating activities was $6,671,000. Cash flows provided by operating activities consisted of net income of $7,900,000, non-cash expenses of $2,764,000, a decrease in income tax receivable, net of $393,000, and an increase in accounts payable and accrued expenses of $291,000. These cash flows from operating activities were offset by an increase in accounts receivable of $3,591,000, a decrease in accrued compensation of $549,000, an increase in prepaid expenses and other assets of $364,000, an increase in inventories of $123,000, and an increase in contract assets of $50,000.

Cash Flows from Investing Activities

For the nine months ended March 31, 2026, cash used for investing activities was $1,077,000. Cash used for investing activities consisted of $1,033,000 in expenditures for property and equipment and $44,000 in expenditures for intangible assets.

Cash Flows from Financing Activities

For the nine months ended March 31, 2026, cash used for financing activities was $3,896,000. Cash used for financing activities consisted of $3,918,000 used for our share repurchase program and $246,000 for taxes paid on net share settlement of stock awards, partially offset by $268,000 from the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $40,002,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was entered into in December 2025, which provides us with a revolving line of credit. The credit agreement provides the Company with a senior security credit facility with a $10,000,000 revolving line of credit. Any borrowings under the credit facility will bear interest at the applicable one-month Term SOFR (3.67% on March 31, 2026), plus 1.75%, payable monthly. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed before such date. There was no outstanding principal balance on the line of credit as of March 31, 2026. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement.

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

For the nine months ended March 31, 2026, and 2025, we spent approximately $1,033,000 and $117,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

While the impact of macroeconomic factors such as inflation are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, and operational cash requirements for fiscal 2026 and the foreseeable future. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives to satisfy our working capital and other cash requirements.

Information Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding: our business strategy, our expectations with respect to ongoing compliance with the terms of our credit facility and the ongoing availability of credit; anticipated tax benefits; and our anticipated revenues, expenses, capital requirements and liquidity. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “project,” “should,” “will,” “would,” and similar expressions, including the negative of these terms, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these forward-looking statements are reasonable, they involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2025, we announced the approval of a stock repurchase authorization. Under this authorization, the Company may repurchase up to $10.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and as of March 31, 2026, a total of 151,911 shares have been repurchased under the authorization with an average cost of $25.79 per share. The approximate dollar value of shares that may yet be purchased under the plan as of March 31, 2026, was approximately $6,082,000.

The following table sets forth information concerning all repurchases of shares of our common stock, including shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock awards, for the three months ended March 31, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 – January 31, 2026	5,470	$27.72	5,470	$6,082,000
February 1 – February 28, 2026	-	$-	-	$6,082,000
March 1 – March 31, 2026	-	$-	-	$6,082,000
Total	5,470		5,470

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended  March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements and (vi) the information set forth in Part II, Item 5

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	May 12, 2026	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer
(duly authorized officer)

Date:	May 12, 2026	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)