Form 10-K
period 2026-06-30
Electromed, Inc.
filed 2026-08-25
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2026 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission File number 001-34839

Electromed, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1732920
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2025 was approximately $223,721,000 based upon the closing price of the registrant’s common stock, as reported on the NYSE American, on such date.

There were 8,366,163 shares of the registrant’s common stock outstanding as of August 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s annual meeting of shareholders, to be filed within 120 days of June 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●

component or raw material shortages, changes to lead times or significant price increases, inflationary trends in electronic components, and uncertainty related to trade regulations (including, but not limited to, changes to tariffs);

●	adverse changes to state and federal health care regulations;

●	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;

●	entry of new competitors including new drug or pharmaceutical discoveries;

●	adverse economic and business conditions or intense competition;

●	wage inflation;

●	rising energy costs and geopolitical conflict;

●	technical problems with our research and products;

●	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;

●	changes affecting the medical device industry;

●	our ability to develop new sales channels for our products such as the hospital or homecare distributor channels;

●	adverse international health care regulation impacting current international business;

●	our ability to renew our line of credit or obtain additional credit as necessary; and

●	our ability to protect and expand our intellectual property portfolio.

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

The SmartVest System is designed for patient comfort and ease of use which promotes adherence to prescribed treatment schedules, leading to improved airway clearance, patient outcomes and quality of life, and a reduction in healthcare utilization. We offer a broad range of garments, referred to as vests and wraps, in sizes for children and adults that allow for a tailored fit. User-friendly controls allow patients to administer their daily therapy with minimal or no assistance. Our direct product support services provide patient and clinician education, training, and follow-up to ensure that the product is integrated into each patient’s daily treatment regimen. Additionally, our reimbursement department works on behalf of the patient by processing their physician paperwork, providing clinical support and billing the applicable insurance provider. We believe that the advantages of the SmartVest System and Electromed's customer service to the patient include:

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

The SmartVest System is currently available in two models, SmartVest SQL® and SmartVest Clearway®, which are sold into homecare and hospital markets. In November 2022, we announced the introduction of SmartVest Clearway®, our next generation HFCWO system designed around an enhanced patient experience and modern design. We will continue to support and service earlier SmartVest models pursuant to the applicable product warranty. As part of our growth strategies, we evaluate opportunities involving products and services, especially those that may provide value to the respiratory homecare and hospital market.

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

Our Market

We believe the market for HFCWO is continuing to expand due to an aging population, higher incidence of chronic lung disease, growing awareness by physicians of diseases and conditions for which patients can benefit from using HFCWO therapy, and treatments moving to lower cost homecare settings. We estimate the U.S. homecare market for HFCWO is growing at a compound annual growth rate of approximately 8% based on independent third-party market research and claims data analysis 2. Indications for when HFCWO may be prescribed are not specific to any one disease. A physician may elect to prescribe HFCWO when they believe the patient will benefit from improved airway clearance and external chest manipulation as the best treatment to enhance mucus transport and improve bronchial drainage.

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

We are driven to make life’s important moments possible, one breath at a time, by continually investing in clinical evidence that supports the therapeutic imperative of clearing excess mucus from the lungs. Electromed continues to promote and add to the body of evidence in support of HFCWO with multiple published clinical outcome studies demonstrating a significant improvement in quality of life and reduction in exacerbation rates, hospitalizations, emergency department visits, and antibiotic prescriptions in bronchiectasis patients using the SmartVest System11-14. This includes a 2022 publication in the American Journal of Respiratory and Critical Care Medicine reviewing outcomes among non-cystic fibrosis bronchiectasis patients with HFCWO Therapy15. In addition, we designed and ran a quality-of-life study for COPD patients using SmartVest, which was shared at the 2023 American Thoracic Society International Conference and published in American Journal of Respiratory and Critical Care Medicine. The study’s results demonstrated statistically significant favorable responses to HFCWO as add-on therapy for patients with a primary diagnosis of COPD. We have also shared data from our bronchiectasis quality of life trial at the 2023 World Bronchiectasis and NTM Conference, highlighting the effects of HFCWO with SmartVest on clinical symptoms of patients with bronchiectasis16-17. At the 2025 World Bronchiectasis Conference, Electromed supported the publication of an abstract that highlighted a significant gap in HFCWO treatment for qualifying clinically unstable patients, evidencing our belief that the therapy is under-prescribed19. Generating additional clinical evidence to further support the SmartVest System as a preferred treatment for bronchiectasis patients will remain a focus in the fiscal year ended June 30, 2027 (“fiscal 2027”).

We believe that HFCWO is under prescribed for bronchiectasis patients, resulting in a large, underpenetrated US market opportunity and growth potential for HFCWO therapy. These studies indicate a wide range of potential prevalence of bronchiectasis patients in the United States and an underpenetrated population of patients who may need or benefit from HFCWO. Internal company estimates derived from a 2025 analysis of claims data indicate a 16% penetration of HFCWO within the approximately one million Americans diagnosed with bronchiectasis18 (see Figure 1 below). We believe that bronchiectasis is underdiagnosed in the U.S. based on clinical study and epidemiology evidence with an even greater number of patients that could potentially benefit from diagnosis and treatment.

Estimated HFCWO Market Opportunity18 - Bronchiectasis Patients (U.S.) – Figure 1

Estimated HFCWO bronchiectasis penetration, treated population: ~166K HFCWO Adopted, Bronchiectasis HFCWO penetration ~16%

Estimated Net Bronchiectasis prevalence, DIAGNOSED: ~1MM US BE Diagnosed, Diagnosed BE population growing at ~12% annually

Estimated bronchiectasis prevalence, UNDIAGNOSED with COPD/BE overlap: 4.1 million US Undiagnosed

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

●

In 2022, the American Journal of Respiratory and Critical Care Medicine published the results of a third-party retrospective cohort analysis of 101 qualifying non-cystic fibrosis bronchiectasis patients who received HFCWO. Key findings revealed that patients who used HFCWO therapy experienced improved health outcomes, a reduction in healthcare resource utilization and reduction in medication usage[15].

●

In 2025, a retrospective analysis of the Bronchiectasis and Nontuberculous Mycobacteria Research Registry (BRR) evaluated baseline bronchial hygiene data among patients with bronchiectasis ("BE") to assess differences in demographics and clinical characteristics between individuals prescribed HFCWO devices and those without such prescriptions. The analysis found that over half of the BE patients not prescribed HFCWO at baseline met the Centers for Medicare & Medicaid Services eligibility criteria and exhibited comparable baseline profiles to those already receiving HFCWO therapy[19].

[2]	Internal company estimates derived from third-party health claims database.
[3]	Weycker D, Hansen G, Seifer F. Prevalence and incidence of non-cystic fibrosis bronchiectasis among US adults in 2013. Chronic Respiratory Disease. 2017; 14(4):377-384.
[4]	Henkle E, et al. Characteristics and Health-care Utilization History of Patients with Bronchiectasis in US Medicare Enrollees With Prescription Drug Plans, 2006 to 2014. Chest. 2018;154(6), 1311–1320.
[5]	Seitz A, et al. Trends in Bronchiectasis Among Medicare Beneficiaries in the United States, 2000 to 2007. Chest. 2012;142(2), 432–439.
[6]	Aksamit T, et al. Bronchiectasis Research Registry C. Adult Patients With Bronchiectasis: A First Look at the US Bronchiectasis Research Registry. Chest. 2017;151:982-92.
[7]	Patel I.S., et al. Bronchiectasis, exacerbation indices, and inflammation in chronic obstructive pulmonary disease. Am J Respir Crit Care Med. 2004;170:400-7.
[8]	O’Brien C, et al. Physiological and radiological characterization of patients diagnosed with chronic obstructive pulmonary disease in primary care. Thorax. 2000;55:635-42.
[9]	Bafadhel M, et al. The role of CT scanning in multidimensional phenotyping of COPD. Chest. 2011;140:634-42.
[10]	Chalmers J. and Sethi S. Raising awareness of bronchiectasis in primary care: overview of diagnosis and management strategies in adults. NPJ Prim Care Respir Med. 2017;27:18.
[11]	Sievert C, et al. Using High Frequency Chest Wall Oscillation in a Bronchiectasis Patient Population: An Outcomes-Based Case Review. Respiratory Therapy Journal. 2016;11(4): 34–38.
[12]	Sievert C, et al. Cost-Effective Analysis of Using High Frequency Chest Wall Oscillation (HFCWO) in Patients with Non-Cystic Fibrosis Bronchiectasis. Respiratory Therapy Journal. 2017;12(1): 45–49.
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

Our direct U.S. sales force works with physicians and clinicians, primarily pulmonologists, in defined territories to help them understand our products and services and the value they provide to their respective patients. For the year ended June 30, 2026, we averaged 58 direct field sales employees. Our direct field sales employees are responsible for driving referral growth and sales through physician offices, local clinics and hospitals. We have developed a network of approximately 167 respiratory therapists across the U.S. to assist with in-home SmartVest System patient training on a non-exclusive, independent contractor basis. These independent contractors are credentialed by the National Board for Respiratory Care as either Certified Respiratory Therapists or Registered Respiratory Therapists and provide national coverage to an internal team of Registered Respiratory Therapists dedicated to supporting SmartVest patients. Additionally, Electromed employs a separate team of reimbursement specialists dedicated to managing insurance and payer relations and supporting prescribers and patients in navigating financial considerations. The availability of reimbursement is an important consideration for health care professionals and patients. Because our product has an assigned Healthcare Common Procedure Coding System (“HCPCS”) code, a claim can be billed for reimbursement using that code. We must demonstrate the effectiveness of our products to public and private insurance providers. The availability of reimbursement exists primarily due to an established HCPCS code for HFCWO. A HCPCS code is assigned to services and products by the Centers for Medicare and Medicaid Services (“CMS”).

Of the $73.4 million of our revenue derived from the U.S. in fiscal 2026, approximately 95.3% represented homecare, inclusive of homecare distributor sales, and 4.7% represented hospital sales. We expect to achieve future sales, earnings, and overall market share growth through sales force expansion, a continued focus on product innovation, improved patient experience and clinical outcomes in the homecare market. We believe that our position in the market, direct sales team and a dedication to advancing education on HFCWO awareness positions us to drive market awareness and growth to the benefits of HFCWO in treatment of bronchiectasis. We believe that dedicated service to our providers and patients is a key component of achieving future sales. Providers seek companies that are easy to work with, are responsive and care for their patients as an extension of their practices.

We generate sales interest through multiple channels that include visits to pulmonology clinics and medical centers, participation in medical conferences, maintenance of industry contacts to increase the visibility and acceptance of our products by physicians and health care professionals, support of industry through patient advocacy foundations, as well as through a focus on increasing patients by word of mouth and traffic to our website and social media channels. We continue to evaluate opportunities to offer the SmartVest System through selected HME distributors. We maintain agreements with a limited number of HME distributors to distribute and sell the SmartVest System in the United States homecare market. We expect to continue our direct sales channel as our primary homecare revenue source.

Approximately 0.6% and 0.4% of our net revenues were from sales outside of the U.S. in our fiscal 2026 and our fiscal year ended June 30, 2025 (“fiscal 2025”), respectively. We sell our products outside of the U.S. primarily through independent distributors specializing in respiratory products. Through June 30, 2026, most of our distributors operated in exclusive territories. Our principal distributors are located in the Middle East, Southeast Asia, and Central America. Units are sold at a fixed contract price with payments made directly from the distributor, rather than being tied to reimbursement rates of a patient’s insurance provider as is the case for domestic sales. Our sales strategy outside of the U.S. is to support our current distributors with less emphasis on contracting with new distributors.

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

A key strategy to grow sales is achieving world class customer service and support for our patients and clinicians and increasing the number of covered lives across a broad payer market. Our established and effective reimbursement department works on behalf of the patient to seek insurance authorization and process claims. Our reimbursement department's skill and knowledge is an important factor in building our revenue and serving patients’ financial interests. Our payment terms generally allow patients to pay for the SmartVest System over a period of one to 13 months, which is consistent with Medicare and other third parties' reimbursement procedures. The payment amount we receive for any single referral may vary based on several factors, including Medicare and third-party reimbursement processes and policies. The reimbursement department includes our payer relations function working directly with all payer types to increase the covered lives for the SmartVest System with national and regional private insurers and applicable state and federal government entities as well as to maintain the current licenses with state and federal government and payer contracts.

Our SmartVest System is reimbursed under HCPCS code E0483. Currently, the Medicare total allowable amount of reimbursement for this billing code is approximately $16,000. The allowed amount for state Medicaid programs ranges from approximately $8,000 to $15,000, which is similar to commercial payers. Actual reimbursement from third-party payers can vary and can be significantly less than the full allowable amount. Deductions from the allowable amount, such as co-payments, deductibles and/or maximums on durable medical equipment, decrease the reimbursement received from the third-party payer. Collecting a full allowable amount depends on our ability to obtain reimbursement from the patient’s secondary and/or supplemental insurance if the patient has additional coverage, or our ability to collect amounts from individual patients.

Most patients qualify for reimbursement and payment from Medicare, Medicaid, private insurance or combinations of the foregoing. Our sales continue to be dependent, in part, on the availability of coverage and reimbursement from third-party payers, even though our devices have been cleared for marketing by the FDA. The way reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the procedure is furnished.  We estimate that as of June 30, 2026, we have over 275 million, or 87%, contracted lives in the U.S.

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

During fiscal 2026 and 2025, we incurred R&D expenses of approximately $1,314,000 and $996,000, or 1.8% and 1.6% of our net revenues, respectively.

Intellectual Property

As of June 30, 2026, Electromed held multiple U.S. and foreign-issued patents covering aspects of the SmartVest System and its underlying technology. These patents and patent applications offer coverage in the field of air pressure pulse delivery to a human in support of airway clearance. Electromed also holds multiple U.S. trademark and foreign trademark registrations. We continue to focus on developing and maintaining intellectual property in markets of interest.

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

Pharmaceutical companies are developing anti-inflammatory therapies for bronchiectasis to target underlying airway inflammation such as Insmed Inc. (“Insmed”), which received FDA approval in 2025 for Brinsupri, a DDP1 inhibitor targeting neutrophilic inflammation in patients with bronchiectasis. We believe these efforts will continue to raise awareness of the disease and further underscore the importance of airway clearance modalities like HFCWO as complementary treatment options.

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

Risks from evolving jurisprudence

In addition to uncertainties arising from OBBBA and other state and federal legislative, regulatory, and policy developments, recent actions by the United States Supreme Court and its willingness  to revisit and alter longstanding judicial precedents, may introduce additional regulatory challenges. In June 2024, the U.S. Supreme Court issued its decision in Loper Bright Enterprises v. Raimondo (“Loper”), which modified the regulatory interpretation standard established 40 years ago by Chevron v. National Resources Defense Council, also known as the Chevron doctrine. The Chevron doctrine permitted federal agencies to interpret federal statutes when a statute was silent or ambiguous with respect to a specific issue and further provided that courts should defer to federal agencies’ interpretations in most cases. In Loper, the Court held that a court is not required to automatically defer to an agency’s reasonable interpretations of ambiguous statutes. We cannot predict the impact of the Loper decision on our operations or financial condition or on our industry in general; however, the decision is expected to result in a chill in future federal rulemaking and a significant increase in litigation challenging existing and future federal rules and regulations, including those promulgated by health regulatory agencies and CMS. The Loper decision introduces additional uncertainty in the federal regulatory frameworks within which we operate, including those governing the health care industry, among others. Uncertainty in legislation, regulation and policy at both the state and federal levels, and in the interpretation of the same, could impact our operations and finances in any number of ways and make it more difficult or costly to fully comply with applicable laws.

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

Home Medical Equipment Licensing

Although we do not fall under competitive bidding for Medicare, we often must satisfy the same licensing requirements as other HME providers that qualify for competitive bidding. In response to out-of-state businesses winning the competitive bidding process, which had a significant impact on small local HME businesses, many states have enacted regulations that require a HME provider to have an in-state business presence, specifically through state HME licensing boards or through state Medicaid programs. In order to do business with any patients in the state or to be a provider for the state Medicaid program, a HME provider must have an in-state presence. In addition to Minnesota, the location of our corporate headquarters, we have a licensed in-state presence in five other states. We also maintain a distribution center in California, which also satisfies state Medicaid requirements. In-state presence requirements vary from state to state but generally require a physical location that is staffed and open during regular business hours.

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

Continuing Product Regulation

In addition to its approval processes for new products, the FDA may require testing and post-market surveillance programs to monitor the safety and effectiveness of previously cleared products that have been commercialized and may prevent or limit further marketing of products based on the results of post-mark surveillance reports. At any time after marketing clearance of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality Management System Regulation (“QMSR”) requirements and current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial market clearance. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

We must register annually with the FDA as a device manufacturer and, as a result, are subject to periodic FDA inspection for compliance with the FDA’s QMSR requirements that require us to adhere to certain extensive regulations. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. We also must maintain certain certifications to sell products internationally, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

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

Potential impact of another pandemic or public health emergency

In recent years, COVID-19 has had numerous and varied medical, economic, and social impacts, all of which have and may continue to adversely affect our business and financial results.  The COVID-19 pandemic created staffing issues for many health care providers, including us, as a result of (a) absences due to quarantine or infection; (b) litigation over vaccine mandates, PPE and other COVID-19-related issues; (c) acceleration of retirements; and (d) burnout and other mental health issues.  The ongoing effects of the COVID-19 pandemic, or any other public health emergency, could affect our ability to conduct normal operations and, as a result, our operating results and financial condition could be materially adversely affected.

In addition, the COVID-19 pandemic affected travel, commerce and financial markets in the United States and economic growth worldwide. The COVID-19 pandemic resulted in volatility in the U.S. and global financial markets, and significant realized and unrealized losses in investment portfolios. Financial results, generally, and liquidity may be materially diminished in the face of volatility. Access to capital markets may be hindered and increased costs of borrowing may occur as a result.

The occurrence of another public health emergency, including a pandemic like the COVID-19 pandemic, and governmental and public responses to such emergency, could directly or indirectly affect our operations and financial condition in many ways. Such an emergency could significantly increase or decrease demand for health care services, cause a decrease in demand for or impose restrictions on elective procedures, disrupt supply chains of necessary medical equipment and supplies, exacerbate clinical and non-clinical staffing shortages, or otherwise impair the operation of our Health Care Facilities. There can be no assurance that a future pandemic or other public health emergency will not have a material adverse impact on our operations or financial condition. The extent to which government stimulus or proceeds from business interruption insurance or other sources would be available, or whether such stimulus or proceeds would be sufficient to cover losses, is fact-dependent and impossible to predict.

Human Capital

We believe that our dedicated, talented employees are our most valuable resource and a key strength in accomplishing our collective mission and goals. As of June 30, 2026, we had 197 employees, 195 of which were full-time employees. Our employees are in 34 states throughout the United States. 17 of our employees were respiratory therapists licensed by appropriate state professional organizations. We also had approximately 167 respiratory therapists and health care professionals retained on a non-exclusive, independent contractor basis to provide training to our customers in the U.S. None of our employees are covered by a collective bargaining agreement.

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

We seek to have our employees understand our mission, purpose, and goals as well as their impact on our success. We use on-going reviews in addition to an annual performance review process to support development and performance discussions with employees. In addition, every employee is eligible to participate in our incentive plan, which allows us to reward the people who significantly contribute to our success.

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

Our cybersecurity risk management program includes:

●	dedicated cybersecurity professionals who analyze cybersecurity threats, define cybersecurity policy and requirements, implement protections, and monitor and respond to cybersecurity incidents;

●	cybersecurity regulatory-based risk assessments for Electromed's systems and applications (where required);

●	a formal incident response plan, in which incidents are classified based upon the severity, impact, and the potential harm that can be caused by the incident;

●	monthly information security training program for all employees, including phishing awareness training; and

●	engagement of third-party service providers to conduct assessments of our cybersecurity risk management program, penetration testing, and vulnerability testing.

To date, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that has had or is reasonably likely to have a material impact on Electromed’s business strategy, results of operations or financial condition. However, despite our security measures, there can be no assurance that Electromed, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us.

Cybersecurity Governance

Our Board of Directors and its Audit Committee provide oversight of cybersecurity risk management. The cybersecurity risk management program is co-led by senior leaders of our management and third-party service providers. Between our senior leaders, there is a combined 30+ years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. Our Director of IT leads the IT organization, reports directly to the Chief Financial Officer and works closely with the President and Chief Executive Officer to guide strategic direction and IT decisions to drive business outcomes. Our directors are engaged in Electromed’s Enterprise Risk Management (ERM) program and receive briefings on the outcomes of the ERM program and the steps we take to mitigate identified risks. The Audit Committee oversees our cybersecurity strategies, systems, and controls to ensure reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of our information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Audit Committee and Board of Directors receive regular updates on our cybersecurity risk management program from the Chief Financial Officer, Director of IT, and third-party managed service provider chief information security officer.

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

Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on the assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred, and the amount can be precisely or reasonably estimated. We are not aware of any undisclosed actual or threatened litigation, other than ordinary routine litigation incidental to our business, that would have a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE American under the symbol “ELMD”.

As of August 19, 2026, there were 37 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our shares of common stock. We currently intend to first retain any earnings for use in operations and do not anticipate paying cash dividends to our shareholders in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

On September 9, 2025, we announced the approval of our most recent stock repurchase authorization. Under this authorization, the Company may repurchase up to $10.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and, as of June 30, 2026, a total of 151,911 shares had been repurchased under the authorization with an average cost of $25.79 per share. The approximate dollar value of shares that may yet be purchased under the plan as of June 30, 2026, was approximately $6,082,000.

The following table sets forth information concerning all repurchases of shares of our common stock, including shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock awards, for the three months ended June 30, 2026:

			Total Number of	Approximate Dollar Value
		Average	Shares Purchased as Part	of Shares that May Yet
	Total Number of	Price Paid	of Publicly Announced	be Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
April 1 – April 30, 2026	—	$—	—	$6,082,000
May 1 – May 31, 2026	—	—	—	$6,082,000
June 1 – June 30, 2026 (1)	1,737	42.30	—	$6,082,000
Total	1,737	$42.30	—

(1)

Consists of 1,737 shares forfeited to the Company in connection with the vesting of restricted stock awards that were outstanding under the 2017 Omnibus Incentive Plan. The average price paid per share reflects the closing price of our common stock on the date of forfeiture.

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

Our key growth strategies for fiscal 2027 are to accelerate our revenue growth by taking market share and expanding the addressable population for the largest and fastest growing segments of the market: adult pulmonology/bronchiectasis. Actions to support accelerating our revenue growth in this area include the following:

●	Expand our sales force in geographies with high potential, adding additional territories with direct sales reps;

●	Increase SmartVest brand awareness through direct-to-consumer and physician marketing, and peer-to-peer education;

●	Provide best-in-class customer care and support; and

●	Develop and promulgate the body of bronchiectasis clinical evidence to increase physician adoption of the SmartVest System for patients.

Impacts of Certain Macro-Economic Conditions and the Supply Chain on Our Business and Operations

We expect that component and raw material costs will continue to be a challenge in fiscal 2027, due to supply chain constraints, rising energy costs due to ongoing geopolitical conflict, uncertainty related to trade regulations such as tariffs, and inflationary trends in electronic components. In certain instances, we have purchased key materials in advance to ensure adequate future supply and mitigate the risk of potential supply chain disruptions. It is possible that these macro-economic conditions could have a greater adverse impact on our supply chain in the future, including impacts associated with preventative and precautionary measures taken by other businesses and applicable governments. A reduction or further interruption in any of our manufacturing processes, significant changes in trade regulations, or rising energy prices could have a material adverse effect on our business. Any significant increases to our raw material or shipping costs would reduce our gross margins.

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

We include shipping and handling fees in net revenues. Shipping and handling costs associated with the shipment of our SmartVest System after control has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

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

Results of Operations

Fiscal Year Ended June 30, 2026 Compared to Fiscal Year Ended June 30, 2025

Revenues

Revenue for the fiscal years ended June 30, 2026, and 2025 are summarized in the table below.

	Fiscal Year Ended June 30,
	2026	2025	Increase (Decrease)
Homecare Revenue	$66,612,000	$57,287,000	$9,325,000	16.3%
Hospital Revenue	3,442,000	3,140,000	302,000	9.6%
Homecare Distributor Revenue	3,301,000	2,928,000	373,000	12.7%
Other Revenue	421,000	645,000	(224,000)	(34.7)%
Total Revenue	$73,776,000	$64,000,000	$9,776,000	15.3%

Homecare Revenue. Homecare revenue increased by $9,325,000, or 16.3%, in fiscal 2026 compared to fiscal 2025. Approximately $7,959,000 of the increase in revenue was due to higher volume, which was driven by additional sales representatives and increased sales representative productivity, and approximately $1,366,000 was due to higher net revenues per approval. For the year ended June 30, 2026, we averaged 58 homecare field sales representatives compared to an average of 54 for the year ended June 30, 2025.

Hospital Revenue. Hospital revenue increased by $302,000, or 9.6%, in fiscal 2026 compared to fiscal 2025. Hospital revenue includes sales to hospitals, rental companies and other institutions. The increase was primarily due to an increase in sales representatives focused on the hospital market as well as higher capital and disposable demand.

Homecare Distributor Revenue. Homecare distributor revenue increased by $373,000, or 12.7%, in fiscal 2026 compared to fiscal 2025. The revenue increase in fiscal 2026 was due to increased demand from our distributor partners. We sell to a limited number of home medical equipment distributors, who in turn sell our SmartVest System in the U.S. homecare market.

Other Revenue. Other revenue decreased by $224,000, or 34.7%, in fiscal 2026 compared to fiscal 2025. The decrease in other revenue was primarily due to decreased demand from customers that do not fall within the other markets described above.

Gross Profit

Gross profit increased to $57,943,000 in fiscal 2026, or 78.5% of net revenues, from $49,971,000 or 78.1% of net revenues, in fiscal 2025. The increase in gross profit and gross margin was primarily due to increased revenue and higher net revenue per device.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $42,748,000 in fiscal 2026, representing an increase of $3,433,000, or 8.7%, from $39,315,000 in fiscal 2025.

Payroll and compensation-related expenses including health insurance benefits and other compensation increased by $2,269,000, or 8.5%, to $28,868,000 in fiscal 2026, compared to $26,599,000 in fiscal 2025. The increase in the current year was primarily due to the increase in salaries and incentive compensation related to the higher average number of sales representatives and higher overall compensation costs. We continue to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business.

Travel, meals and entertainment expenses increased $488,000, or 12.5%, to $4,407,000 for fiscal 2026 compared to $3,919,000 in fiscal 2025. The increase in the current year was primarily due to a higher average number of direct sales representatives, sales training, and increased travel to support sales activity as well as market development.

Professional and legal fees, including recruiting and insurance expenses, increased by $69,000, or 1.4%, to $4,995,000 in fiscal 2026, compared to $4,926,000 in fiscal 2025. Professional fees include services related to legal costs, shareowner services and reporting requirements, board of directors compensation, information technology technical support and consulting fees. The increase was primarily related to increased legal and insurance costs.

Total discretionary marketing expenses increased by $259,000, or 18.2% to $1,680,000 in fiscal 2026, compared to $1,421,000 in fiscal 2025. The increase in the current year was primarily due to increased investments in our direct-to-consumer advertising and other market development initiatives.

Research and Development Expenses

R&D expenses increased by $318,000, or 31.9%, to $1,314,000 in fiscal 2026 compared to $996,000 in fiscal 2025. The increase in the current year was primarily due to increased average headcount and consulting expenses related to product enhancements and sustaining engineering.

Operating Income

Operating income increased by $4,221,000, or 43.7%, to $13,881,000 in fiscal 2026, compared to $9,660,000 in fiscal 2025. The increase in operating income was primarily due to increases in net revenues and gross profit.

Interest Income, net

Net interest income was approximately $479,000 in fiscal 2026 compared to net interest income of $624,000 in fiscal 2025. The decrease in the current year was primarily due to decreased interest rates.

Income Tax Expense

Income tax expense in fiscal 2026 was $3,059,000, which includes a current tax expense of $2,633,000, and a deferred expense of $426,000. Income tax expense in fiscal 2025 was $2,747,000, which includes a current tax expense of $3,057,000, and a deferred benefit of $310,000.

The effective tax rates were 21.3% and 26.7% for fiscal 2026 and 2025, respectively. The decrease in the effective tax rate for the current year was primarily driven by research and development tax credits in the current year and non-deductible officer compensation in the prior year that did not recur in the current year. The effective tax rates differ from the statutory federal rate because of state income taxes and other permanent items that are non-deductible for tax purposes relative to the amount of taxable income.

Net Income

Net income for fiscal 2026 was $11,301,000 compared to net income of $7,537,000 in fiscal 2025. The increase of $3,764,000, or 49.9%, in the current year net income was primarily due to increased net revenues and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2026 was $9,665,000. Cash flows from operating activities consisted of net income of $11,301,000, non-cash expenses of approximately $4,224,000, an increase in accrued compensation of $992,000, and an increase in accounts payable and accrued liabilities of $652,000. These cash flows from operating activities were partially offset by an increase in accounts receivable of $5,145,000, an increase in prepaid expenses and other assets of $1,024,000, an increase in inventories of $517,000, an increase in income tax receivable of $760,000, and an increase in contract assets of $58,000.

Cash Flows from Investing Activities

Net cash used for investing activities in fiscal 2026 was approximately $1,300,000. Cash used for investing activities consisted of approximately $1,252,000 in expenditures for property and equipment and $48,000 in payments for patent and trademark costs.

Cash Flows from Financing Activities

Net cash used for financing activities in fiscal 2026 was approximately $3,202,000, consisting of $3,918,000 used for the repurchase of our common stock and $249,000 used for tax payments on net share settlement of stock awards, partially offset by cash received from the issuance of common stock upon the exercise of options of $965,000.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $45,146,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for at least the next twelve months from the date of this report.

We maintain a credit facility that provides us with a revolving line of credit. Our December 2025 credit agreement provides a senior security credit facility with a $10,000,000 revolving line of credit. Any borrowings under the credit facility will bear interest at the applicable one-month Term SOFR (3.62% on June 30, 2026), plus 1.75%, payable monthly. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed before such date. There was no outstanding principal balance on the line of credit as of June 30, 2026. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement.

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

During fiscal 2026 and 2025, we spent approximately $1,252,000 and $262,000, respectively, on property and equipment. The increase over the prior year was primarily related to manufacturing and building improvement projects which were completed in fiscal 2026. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flows.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company

See Note 1 of the Notes to our Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in fiscal 2026 or pending adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Electromed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromed, Inc. (the Company) as of June 30, 2026 and 2025, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

August 25, 2026

Electromed, Inc.

Balance Sheets
June 30, 2026, and 2025

	As of June 30,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$20,450,000	$15,287,000
Accounts receivable (net of allowances for credit losses of $45,000)	29,805,000	24,660,000
Contract assets	1,094,000	1,036,000
Inventories	3,681,000	3,299,000
Prepaid expenses and other current assets	1,170,000	392,000
Income tax receivable	1,168,000	408,000
Total current assets	57,368,000	45,082,000
Property and equipment, net	5,214,000	4,714,000
Finite-life intangible assets, net	379,000	371,000
Other assets	1,270,000	1,173,000
Deferred income taxes	2,036,000	2,462,000
Total assets	$66,267,000	$53,802,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,643,000	$2,667,000
Accrued compensation	6,071,000	5,079,000
Warranty reserve	1,899,000	1,645,000
Other accrued liabilities	1,609,000	1,077,000
Total current liabilities	12,222,000	10,468,000
Other long-term liabilities	66,000	125,000
Total liabilities	12,288,000	10,593,000

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,366,163 and 8,349,176 shares issued and outstanding, as of June 30, 2026, and June 30, 2025, respectively	84,000	83,000
Additional paid-in capital	25,331,000	21,941,000
Retained earnings	28,564,000	21,185,000
Total shareholders’ equity	53,979,000	43,209,000
Total liabilities and shareholders’ equity	$66,267,000	$53,802,000

See Notes to Financial Statements.

Electromed, Inc.

Statements of Operations
Years Ended June 30, 2026, and 2025

	Year Ended June 30,
	2026	2025
Net revenues	$73,776,000	$64,000,000
Cost of revenues	15,833,000	14,029,000
Gross profit	57,943,000	49,971,000

Operating expenses
Selling, general and administrative	42,748,000	39,315,000
Research and development	1,314,000	996,000
Total operating expenses	44,062,000	40,311,000
Operating income	13,881,000	9,660,000

Interest income, net	479,000	624,000
Net income before income taxes	14,360,000	10,284,000

Income tax expense	3,059,000	2,747,000
Net income	$11,301,000	$7,537,000

Income per share:
Basic	$1.37	$0.89
Diluted	$1.30	$0.85

Weighted-average common shares outstanding:
Basic	8,266,071	8,454,100
Diluted	8,688,563	8,914,421

See Notes to Financial Statements.

Electromed, Inc.
Statements of Shareholders’ Equity
Years Ended June 30, 2026, and 2025

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance as of June 30, 2024	8,637,883	$87,000	$20,790,000	$23,668,000	$44,545,000

Net income	—	—	—	7,537,000	7,537,000
Exercise of common stock options, vesting of performance stock units and issuance of restricted stock, net of cancellations and tax withholdings	212,209	1,000	(1,908,000)	—	(1,907,000)
Share-based compensation expense	—	—	3,059,000	—	3,059,000
Repurchase of common stock	(500,916)	(5,000)	—	(10,020,000)	(10,025,000)
Balance as of June 30, 2025	8,349,176	$83,000	$21,941,000	$21,185,000	$43,209,000

Net income	—	—	—	11,301,000	11,301,000
Exercise of common stock options, vesting of restricted stock units and issuance of restricted stock, net of cancellations and tax withholdings	168,898	2,000	668,000	—	670,000
Share-based compensation expense	—	—	2,722,000	—	2,722,000
Repurchase of common stock	(151,911)	(1,000)	—	(3,922,000)	(3,923,000)
Balance as of June 30, 2026	8,366,163	$84,000	$25,331,000	$28,564,000	$53,979,000

See Notes to Financial Statements.

Electromed, Inc.
Statements of Cash Flows
Years Ended June 30, 2026, and 2025

	Year Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$11,301,000	$7,537,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	868,000	1,039,000
Impairment of intangible assets	—	212,000
Amortization	208,000	133,000
Share-based compensation expense	2,722,000	3,059,000
Deferred income taxes	426,000	(310,000)
Changes in operating assets and liabilities:
Accounts receivable	(5,145,000)	(1,327,000)
Contract assets	(58,000)	(317,000)
Inventories	(517,000)	175,000
Prepaid expenses and other assets	(1,024,000)	(959,000)
Income tax receivable, net	(760,000)	(685,000)
Accounts payable and accrued liabilities	652,000	1,650,000
Accrued compensation	992,000	1,186,000
Net cash provided by operating activities	9,665,000	11,393,000

Cash Flows from Investing Activities
Expenditures for property and equipment	(1,252,000)	(262,000)
Expenditures for finite-life intangible assets	(48,000)	(44,000)
Net cash used for investing activities	(1,300,000)	(306,000)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of options	965,000	398,000
Taxes paid on net share settlement of stock awards	(249,000)	(2,278,000)
Repurchase of common stock	(3,918,000)	(10,000,000)
Net cash used for financing activities	(3,202,000)	(11,880,000)
Net increase (decrease) in cash	5,163,000	(793,000)
Cash and cash equivalents
Beginning of period	15,287,000	16,080,000
End of period	$20,450,000	$15,287,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$106,000	$107,000
Taxes owed on net share settlement of stock awards in accrued liabilities	$73,000	$27,000
Demonstration equipment transferred between inventory and property and equipment	$135,000	$238,000
Issuance of common stock upon the vesting of performance-based stock units	$—	$1,000

See Notes to Financial Statements.

Electromed, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Electromed, Inc. (the “Company”) develops, manufactures and markets innovative airway clearance products that apply High Frequency Chest Wall Oscillation (“HFCWO”) therapy in pulmonary care for patients of all ages. The Company markets its products in the U.S. to the homecare and hospital markets. The Company also sells internationally through distributors. International sales were $421,000 and $248,000 for the fiscal years ended June 30, 2026 (“fiscal 2026”) and  June 30, 2025 (“fiscal 2025”), respectively.

Since its inception, the Company has operated in a single industry segment: developing, manufacturing, and marketing medical equipment.

A summary of the Company’s significant accounting policies follows:

Use of estimates: Management uses estimates and assumptions in preparing the financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its financial statements include revenue recognition and the related estimation of variable consideration.

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

Shipping and handling expense: Shipping and handling charges incurred by the Company on shipments to customers are included in cost of revenues and were $619,000 and $445,000 for fiscal 2026 and 2025, respectively.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are carried at standard cost, which approximates actual cost, and includes materials, labor and allocated overhead. Standard costs are reviewed at least annually by management, or more often in the event circumstances indicate a change in cost has occurred. The reserve for obsolescence is determined by analyzing the inventory on hand and comparing it to expected future usage. Estimated inventory to be returned is based on how many devices have shipped that are expected to be returned prior to completion of the insurance reimbursement process.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company retains ownership of demonstration equipment in the possession of both inside and outside sales representatives, who use the equipment in the sales process.

Leases: The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right of use (“ROU”) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent the Company’s right to control the use of the leased assets during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to the statement of operations in a manner that results in straight line expense recognition. The Company has elected the practical expedient to calculate the present value of the fixed payments without having to perform an allocation to lease and non-lease components.

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

Software costs: We capitalize certain implementation costs incurred during the development stage of implementing new software. Capitalized costs are included within Other Assets on the Balance Sheets when the software meets the definition of a cloud computing arrangement that is a service contract. We expense costs as incurred during the post-implementation/operation stage. The Company has capitalized costs relating to the implementation of a Customer Relationship Management system ("CRM"). As of  June 30, 2026, and 2025, the gross value of the CRM was $1,274,000 and $952,000, respectively. Amortization expense for the years ended June 30, 2026, and 2025, relating to the CRM were $150,000 and $0, respectively. Accumulated amortization for the CRM as of   June 30, 2026, and 2025, was $150,000 and $0, respectively. Capitalized implementation costs are amortized on a straight-line basis over the contractual term of the cloud computing arrangement, which includes renewal options that are reasonably certain to be exercised.

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

Changes in the Company’s warranty liability were as follows:

	Year Ended June 30,
	2026	2025
Beginning warranty reserve	$1,645,000	$1,567,000
Accrual for products sold	668,000	441,000
Expenditures and costs incurred for warranty claims	(414,000)	(363,000)
Ending warranty reserve	$1,899,000	$1,645,000

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

Advertising costs: Advertising costs are expensed as incurred. Advertising, marketing and trade show costs for fiscal 2026 and 2025 were $1,680,000 and $1,421,000, respectively.

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

Recently Issued Accounting Standards

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The standard introduces increased transparency about income tax information through the requirement of increased disclosures around specific categories in the rate reconciliation and requires additional information on reconciling items. It is effective for annual periods beginning after  December 15, 2024, with early adoption permitted. The Company adopted this standard for its fiscal year ending June 30, 2026, and expanded its disclosure as required under the standard.

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

ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

The standard provides a practical expedient that allows entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. It is effective for annual periods beginning after  December 15, 2025, with early adoption permitted. The Company adopted this standard for its fiscal year ending June 30, 2026, and it did not have a material impact on the financial statements or related disclosures.

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

Note 2.	Revenues

Disaggregation of revenues. In the following table, revenue is disaggregated by market:

	Year Ended June 30,
	2026	2025
Homecare	$66,612,000	$57,287,000
Hospital	3,442,000	3,140,000
Homecare distributor	3,301,000	2,928,000
Other	421,000	645,000
Total	$73,776,000	$64,000,000

In the following table, homecare revenue is disaggregated by payer type:

	Year Ended June 30,
	2026	2025
Commercial	$31,895,000	$29,127,000
Medicare	25,723,000	20,960,000
Medicare Supplemental	6,332,000	5,220,000
Medicaid	1,437,000	922,000
Other	1,225,000	1,058,000
Total	$66,612,000	$57,287,000

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

Homecare patients generally will rely on third-party payers, including commercial payers and governmental payers such as Medicare, Medicaid and the U.S. Department of Veterans Affairs to cover and reimburse all or part of the cost of the SmartVest System. The third-party payers’ reimbursement programs primarily fall into two types, distinguished by the differences in the timing of payments from the payer, consisting of either (i) an outright sale, in which payment is received from the payer based on standard terms, or (ii) a capped installment sale, under which the SmartVest System is sold for a series of payments that are capped not to exceed a prescribed or negotiated amount over a period of time.

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

The Company’s contractually stated transaction prices in the homecare market are generally set by the terms of the contracts negotiated with insurance companies or by government programs. The transaction price for the Company’s products may be further impacted by variable consideration. ASC 606 requires the Company to adjust the transaction price at contract inception and throughout the contract duration for the estimated value of payments to be received from insurance payers based on historical experience and other available information, subject to the constraint on estimates of variable consideration. Capped installment payment arrangements represent the majority of Electromed’s net revenues adjusted for variable consideration. For the fiscal years ended June 30, 2026, and 2025, amounts subject to capped installment payment arrangements represented a significant portion of net revenues, accounting for approximately 95% and 96%, respectively, of net revenues in the homecare market. Estimates of variable consideration primarily include (i) the amount of installment payments, which are subject to the third-party payer’s termination due to changes in insurance coverage, death or the patient’s discontinued use of the SmartVest System, and (ii) patient responsibility amounts for deductibles, coinsurance, copays and other similar payments.

Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical collection patterns to estimate variable consideration for portfolios of contracts. For each type of variable consideration discussed above, there are many contracts with similar characteristics with a wide range of possible transaction prices. For that reason, the Company uses the probability-weighted expected value method provided under ASC 606 to estimate variable consideration. The Company’s estimates of variable consideration consist of amounts it may receive from insurance providers in excess of its initial revenue estimate due to patients meeting deductibles or coinsurance during the payment duration, changes to a patient’s insurance status, changes in an insurance allowable, and amounts received directly from patients for their allowable or coinsurance. The Company believes it has representative historical information to estimate the amount of variable consideration in relevant portfolios considering the significant experience it has with each portfolio and the similarity of patient accounts within a portfolio. The analysis includes steps to ensure that revenue recognized on a portfolio basis does not result in a material difference when compared with an individual contract approach. The Company also leverages its historical experience and all available relevant information for each portfolio of contracts to minimize the risk its estimates used to arrive at the transaction price will result in a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Historical payment trends for recovery of claims subject to payer installments and payments from patients have remained relatively consistent over the past five years. No significant changes in patient demographics or other relevant factors have occurred that would limit the predictive value of such payment trends in estimating variable consideration for current contracts. As a result, the Company believes its estimates of variable consideration are generally not subject to the risk of significant revenue reversal. Revenue recognized from performance obligations satisfied in prior periods due to changes in estimates of variable consideration was immaterial for the years ended June 30, 2026, and 2025, respectively.

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

Contract balances. The following table provides information about accounts receivable and contracts assets from contracts with customers:

	As of June 30,
	2026	2025
Receivables, included in “Accounts receivable, net of allowance for credit losses”	$29,805,000	$24,660,000
Contract Assets	$1,094,000	$1,036,000

Total Accounts receivable, net of allowances for credit losses, as of  June 30, 2024, were $23,333,000. Accounts receivable outstanding for greater than one year totaled $514,000 and $430,000 as of  June 30, 2026, and June 30, 2025, respectively. Our accounts receivable balance contains amounts due from governmental and other third-party payers, including Medicare. Under certain payer programs, cash collection occurs through interim payments and final settlement over a period greater than one year, generally approximating thirteen months. The Company has determined that this collection period represents its normal operating cycle. In accordance with ASC 210-10-45, the Company classifies these receivables as current assets.

Changes in the Company’s allowance for credit losses are as follows:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
	Increase (decrease)	Increase (decrease)
Allowance for credit losses, beginning	$45,000	$45,000
Provision for credit losses	-	-
Write Offs	-	-
Recoveries	-	-
Allowance for credit losses, ending	$45,000	$45,000

Significant changes in contract assets during the period are as follows:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
	Increase (decrease)	Increase (decrease)
Contract assets, beginning	$1,036,000	$719,000
Reclassification of contract assets to accounts receivable	(1,896,000)	(2,577,000)
Contract assets recognized	1,968,000	2,694,000
Increase (decrease) as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(14,000)	200,000
Contract assets, ending	$1,094,000	$1,036,000

Note 3.	Selected Balance Sheet Information

Inventory consists of the following:

	As of June 30, 2026	As of June 30, 2025
Parts inventory	$2,595,000	$2,075,000
Work in process	211,000	180,000
Finished goods	772,000	928,000
Estimated inventory to be returned	469,000	393,000
Less: Reserve for obsolescence	(366,000)	(277,000)
Total	$3,681,000	$3,299,000

Other assets consist of the following:

	As of June 30, 2026	As of June 30, 2025
Capitalized software costs	$1,124,000	$952,000
Right of use assets	131,000	198,000
Other assets	15,000	23,000
Total	$1,270,000	$1,173,000

Other accrued liabilities consist of the following:

	As of June 30, 2026	As of June 30, 2025
Accrued insurance recoupments	$970,000	$602,000
Other accrued expenses	639,000	475,000
Total	$1,609,000	$1,077,000

Note 4.	Property and Equipment

Property and equipment are as follows:

	Estimated Useful	As of June 30,
	Lives (Years)	2026	2025
Building and building improvements	10 - 40	$4,083,000	$3,457,000
Land	N/A	200,000	200,000
Land improvements	15	173,000	173,000
Equipment	3 - 7	3,178,000	3,214,000
Software	7	2,134,000	2,236,000
Demonstration and rental equipment	3	859,000	1,214,000
Construction in progress	N/A	185,000	224,000
		10,812,000	10,718,000
Less: Accumulated depreciation		(5,598,000)	(6,004,000)
Net property and equipment		$5,214,000	$4,714,000

Note 5.	Finite-life Intangible Assets

The carrying value of patents and trademarks includes the original cost of obtaining the patents, periodic renewal fees, and other costs associated with maintaining and defending patent and trademark rights. Patents and trademarks are amortized over their estimated useful lives, generally 15 and 12 years, respectively. Accumulated amortization and impairment charges were $487,000 and $428,000 as of June 30, 2026, and 2025, respectively.

The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. In the fourth quarter of fiscal 2025, the Company determined that the current carrying value of several of its patents was not recoverable. An impairment charge of $212,000 was recorded during the year ended June 30, 2025. The impairment loss is included within selling, general, and administrative expenses within the Statement of Operations.

The activity and net balances of finite-life intangible assets are as follows:

	Year Ended June 30,
	2026	2025
Balance, beginning	$371,000	$657,000
Additions	66,000	59,000
Amortization expense	(58,000)	(133,000)
Impairment	—	(212,000)
Balance, ending	$379,000	$371,000

Based on the carrying value as of June 30, 2026, future amortization is expected to be as follows:

Fiscal years ending June 30:

2027	$31,000
2028	30,000
2029	30,000
2030	29,000
2031	24,000
Thereafter	235,000
Total	$379,000

Note 6.	Financing Arrangements

On December 16, 2025, the Company entered into a credit agreement with BMO Bank N.A. The credit agreement provides the Company with a senior security credit facility with a $10,000,000 revolving line of credit. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed or replaced before such date. Any borrowings under the credit facility will bear interest at the applicable one-month Term SOFR (3.62% on June 30, 2026), plus 1.75%, payable monthly. There was no outstanding principal balance on the line of credit as of June 30, 2026. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement. In connection with the execution of the BMO Bank N.A. credit facility, the Company allowed its existing credit facility with Choice Financial Group to expire on its terms, effective December 18, 2025.

The documents governing the credit facility contain certain customary financial and non-financial covenants that include a maximum total funded debt ratio of not more than 2.50x and a minimum fixed charge coverage ratio of at least 1.20x (as each such term is defined in the credit agreement), as well as restrictions on the Company's ability to incur certain additional indebtedness. So long as there is no default or event of default, the governing documents of our current credit facility do not restrict the Company’s ability to pay dividends.

Note 7.	Common Stock

Authorized shares: The Company’s Articles of Incorporation, as amended, have established 15,000,000 authorized shares of capital stock consisting of 13,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of undesignated stock.

On  September 9, 2025, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company could repurchase up to $10,000,000 of its outstanding shares of common stock. This repurchase authorization has no expiration date. As of June 30, 2026, a total of 151,911 shares were repurchased and retired under this authorization for a total cost of $3,918,000, or $25.79 per share. Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8.	Share-Based Compensation

Share-based compensation expense for fiscal 2026 and 2025 was $2,722,000 and $3,059,000, respectively, related to employee stock options, performance-based awards, restricted stock units and restricted stock awards. This expense is included in selling, general and administrative, research and development, and cost of sales expense in the Statements of Operations. As of June 30, 2026, the Company had $1,651,000 of unrecognized compensation expense related to non-vested equity awards, which is expected to be recognized over a weighted-average period of 2.05, 2.07 and 1.96 years related to restricted stock awards, restricted stock units, and employee stock options, respectively.

Equity plans: In November 2023, the Company’s shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) which superseded the 2017 Omnibus Incentive Plan (the “2017 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). The 2023 Plan allows the Board to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as well as cash incentive awards to all employees, non-employee directors, and advisors or consultants of the Company. The vesting schedule and term for each award are determined by the Board upon each grant. Upon vesting, and the Company’s determination that any necessary conditions precedent to the exercise of shares (such as satisfaction of tax withholding and compliance with applicable legal requirements) have been satisfied, shares purchased are delivered to the participant in a manner prescribed or permitted by the Board. The maximum number of shares of common stock available for issuance under the 2023 Plan is (i) 850,000 new shares of common stock, (ii) up to 192,018 shares of common stock that remained available for issuance under the 2017 Plan as of the approval date of the 2023 Plan, and (iii) up to 360,856 shares of common stock that were subject to outstanding awards under the 2017 Plan as of the approval date of the 2023 Plan, which shares will be available for future grants under the 2023 Plan to the extent that, on or after the approval date of the 2023 Plan, such awards expire, are cancelled, are forfeited or are settled for cash. There were 721,444 shares available for grant under the 2023 Plan as of June 30, 2026.

Employee options: The Company has historically granted stock options to employees as long-term incentive compensation. Options expire ten years from the grant date and typically vest over a period of three years. There were 265,582 options granted under the 2017 Plan and prior plans outstanding as of June 30, 2026. There were 175,000 options granted as a standalone inducement outstanding as of June 30, 2026. There were 103,733 options issued under the 2023 Plan outstanding as of June 30, 2026.

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

The following assumptions were used to estimate the fair value of options granted:

	Year Ended June 30,
	2026	2025
Risk-free interest rate	3.80%	3.69 - 4.14%
Expected term (years)	6	6
Expected volatility	54%	53%

The following table presents employee stock option activity for fiscal 2026 and 2025:

				Weighted-
		Weighted-		Average
		Average	Weighted-	Remaining
	Number of	Grant Date	Average	Contractual
	Shares	Fair Value	Exercise Price	Life (in Years)
Options outstanding as of June 30, 2024	635,073	$4.91	$8.49	6.40
Granted	62,432	$9.50	$17.43	—
Exercised	(84,895)	$3.59	$5.91	—
Canceled or forfeited	(7,231)	$5.79	$10.74	—
Options outstanding as of June 30, 2025	605,379	$5.56	$9.75	6.16
Options exercisable as of June 30, 2025	417,551	$4.90	$8.31	5.14

Granted	58,500	$13.04	$23.95	—
Exercised	(114,576)	$4.98	$8.42	—
Canceled or forfeited	(4,988)	$12.17	$22.36	—
Options outstanding as of June 30, 2026	544,315	$6.43	$11.44	5.82
Options exercisable as of June 30, 2026	392,110	$5.28	$9.18	4.92

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2026, the weighted average remaining contractual term for all outstanding stock options was 5.82 years and their aggregate intrinsic value was $16,799,000. Outstanding at June 30, 2026, were 544,315 stock options issued to employees, of which 392,110 were vested and exercisable and had an aggregate intrinsic value of $12,987,000.

Restricted stock: The 2023 Plan permits the Personnel and Compensation Committee of the Board to grant other stock-based awards, including shares of restricted stock. The Company makes restricted stock grants to key employees and non-employee directors that vest over six months to three years following the applicable grant date.

The Company issued restricted stock awards to employees consisting of 22,300 and 21,400 shares of common stock during fiscal 2026 and 2025, respectively, with vesting terms of three years and fair values of $23.95 and $17.25 per share, respectively. The Company issued restricted stock awards to directors consisting of 21,000 shares of common stock during fiscal 2026 and 2025, with vesting terms of six months and fair values of $27.42 and $30.78 per share, respectively. Restricted stock transactions during the years ended June 30, 2026, and 2025 are summarized as follows:

		Weighted-Average
	Shares of	Grant Date Fair
	Restricted Stock	Value per Share
Unvested awards outstanding as of June 30, 2024	22,627	$10.57
Granted	42,400	$23.95
Vested	(33,610)	$23.14
Canceled or forfeited	—	$—
Unvested awards outstanding as of June 30, 2025	31,417	$15.18
Granted	43,300	$25.63
Vested	(35,942)	$21.78
Canceled or forfeited	—	$—
Unvested awards outstanding as of June 30, 2026	38,775	$20.74

Restricted stock units: The Company issued restricted stock units to employees during fiscal 2026 consisting of opportunities to receive up to 58,548 shares of common stock upon vesting, with vesting terms of three years and a weighted average fair value of $24.01 per share. Restricted stock unit transactions during the years ended June 30, 2026, and 2025 are summarized as follows:

		Weighted-Average
	Shares Underlying	Grant Date Fair
	Restricted Stock Units	Value per Share
Unvested units outstanding as of June 30, 2024	—	$—
Granted	69,102	$17.96
Vested	—	$—
Canceled or forfeited	(3,300)	$17.25
Unvested units outstanding as of June 30, 2025	65,802	$17.99
Granted	58,548	$24.01
Vested	(21,722)	$17.88
Canceled or forfeited	(8,473)	$23.34
Unvested units outstanding as of June 30, 2026	94,155	$21.28

Performance-based restricted stock units: The Company granted 175,000 performance-based restricted stock units (“PSUs”) to our President and Chief Executive Officer in connection with his commencement of service on July 1, 2023. The PSUs were eligible to vest and settle into shares of common stock based on the extent to which performance goals tied to the total shareholder return of our common stock (“TSR”) were achieved. TSR was evaluated from the initial grant date through the end of each subsequent fiscal quarter using the three-month volume-weighted average closing prices in accordance with the underlying award agreement. The PSUs were eligible to vest and settle into shares of common stock on a 1-for-1 basis with respect to one-half of the shares upon achieving a TSR of 50% and the remaining shares upon a TSR of 100%, in each case within four years of the date of grant. The grant date fair value of the awards was determined using a Monte Carlo valuation model with an expected term of four years. As of September 30, 2024, TSR exceeded the 50% target, resulting in a partial vesting and the issuance of 87,500 shares of common stock. As of December 31, 2024, TSR exceeded the 100% target, resulting in vesting and issuance of the remaining 87,500 shares of common stock. As a result of both vestings, unrecognized stock-based compensation expense totaling $575,000, which was set to be recognized in future periods, was recognized during the year ended June 30, 2025. Stock-based compensation expense recognized for the PSUs was $863,000 for the year ended June 30, 2025.

There were no performance-based restricted stock units issued or outstanding during the year ended  June 30, 2026.

Note 9.	Income Taxes

Components of the provision for income taxes were as follows:

	Year Ended June 30,
	2026	2025
Current:
Current federal	$1,908,000	$2,478,000
Current state	725,000	579,000
Total current	2,633,000	3,057,000
Deferred:
Deferred federal	449,000	(311,000)
Deferred state	(23,000)	1,000
Total deferred	426,000	(310,000)
Total income tax expense	$3,059,000	$2,747,000

Actual income tax expense differs from the expected tax expense, computed by applying the statutory federal income tax rate to the Company’s earnings before income taxes, as follows:

	Year Ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Tax expense at statutory federal rate	$3,015,000	21.0%	$2,160,000	21.0%
Domestic federal
Tax credits
Research and development credit	(134,000)	(0.9)%	—	—
Nontaxable and nondeductible items
Meals and entertainment	225,000	1.6%	207,000	2.0%
Stock-based compensation	(641,000)	(4.5)%	(1,016,000)	(9.9)%
Non-deductible officer's compensation	56,000	0.4%	897,000	8.7%
Other non-deductible expenses	3,000	0.0%	—	—
Other adjustments
Other reconciling items	(20,000)	(0.2)%	40,000	0.4%
State taxes, net of federal benefit	555,000	3.9%	459,000	4.5%
Total income tax expense	$3,059,000	21.3%	$2,747,000	26.7%

The effective tax rates for fiscal 2026 and 2025 were 21.3% and 26.7%, respectively.

The components of income before income taxes are as follows:

	Year Ended June 30,
	2026	2025
The components of income before income taxes
Domestic	$14,360,000	$10,284,000
Foreign	—	—
Total	$14,360,000	$10,284,000

The significant components of deferred income taxes were as follows:

	As of June 30,
	2026	2025
Deferred tax assets:
Revenue recognition and accounts receivable reserves	$1,362,000	$1,247,000
Inventory reserve	91,000	68,000
Warranty reserve	474,000	405,000
Accrued compensation	30,000	21,000
UNICAP	48,000	35,000
Stock based compensation	1,179,000	901,000
Lease liability	34,000	49,000
MN R&D tax credits	232,000	205,000
Amortization	—	16,000
Capitalized research and development	38,000	428,000
Subtotal	3,488,000	3,375,000
Less: Valuation allowance	(232,000)	(205,000)
Net deferred tax assets	3,256,000	3,170,000
Deferred tax liabilities:
Property and equipment	(716,000)	(556,000)
Prepaid insurance	(90,000)	—
Right of use asset	(33,000)	(49,000)
Allowance for returned inventory	(117,000)	(97,000)
Amortization	(264,000)	—
Other deferred tax liabilities	—	(6,000)
Deferred tax liabilities	(1,220,000)	(708,000)
Total net deferred tax assets	$2,036,000	$2,462,000

The following is a schedule of cash paid for income taxes:

	Year Ended June 30,
	2026	2025
Jurisdiction
U.S. Federal	$2,571,000	$2,995,000
State	822,000	747,000
Foreign	—	—
Total cash paid for income taxes (net of refunds)	$3,393,000	$3,742,000

The Company has research and development state tax credit carryforwards, net of federal tax impacts, of $232,000 and $205,000 as of June 30, 2026, and June 30, 2025, respectively. Based on the historical use of the credits, management believes it is more likely than not these credits will expire unused between fiscal years 2026 and 2038. As of June 30, 2026, and June 30, 2025, the Company had a valuation allowance of $232,000 and $205,000, respectively, related to its research and development state tax carryforwards.

The Company’s effective tax rates for the fiscal years ended June 30, 2026, and 2025 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any year or quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the fiscal years ended June 30, 2026, and 2025 were 21.3% and 26.7%, respectively.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The Company does not believe that it has any material uncertain tax positions as of June 30, 2026, and June 30, 2025.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With limited exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for fiscal years ended prior to June 30, 2023. The Company is not under any current income tax examinations by any other state or local taxing authority. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains tax law changes with various effective dates affecting business taxpayers. Among the tax law changes are provisions affecting the Company related to the timing of certain tax deductions, including depreciation expense, research and development expenditures, and interest expense. The Company adopted the applicable provisions of the Act during fiscal 2026. The Act did not have a material impact on the Company's overall income tax expense for the year ended June 30, 2026; however, certain provisions of the Act affected the timing of tax deductions and resulted in changes in the relative amounts of current and deferred tax expense.

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

The Company has recognized total right of use assets associated with its operating leases of $131,000 and $198,000 as of June 30, 2026, and June 30, 2025, respectively, which is included in other assets on the Company’s balance sheet. Operating lease liabilities were $133,000 and $198,000 as of June 30, 2026, and June 30, 2025, respectively, which are included in other accrued liabilities and other long-term liabilities on the Company’s balance sheet.

As of June 30, 2026, and June 30, 2025, the Company had a weighted-average lease term of 2.0 and 2.9 years, respectively, for its operating leases, which had a weighted-average discount rate of 6.5% and 6.4%, respectively. Operating lease payments of $76,000  and $81,000 are included in operating cash flows in fiscal 2026 and fiscal 2025, respectively.

Maturities of lease liabilities, which are included in other accrued liabilities and other long-term liabilities on the Balance Sheet, are as follows:

Fiscal years ending June 30:

2027	$70,000
2028	72,000
Total lease payments	142,000
Less: Interest	(9,000)
Present value of lease liabilities	$133,000

Note 11.	Earnings Per Common Share ("EPS")

The computations of basic and diluted EPS amounts were as follows:

	Year Ended June 30,
	2026	2025

Net Income	$11,301,000	$7,537,000
Weighted-average common shares outstanding:
Basic	8,266,071	8,454,100
Effect of dilutive common stock equivalents	422,492	460,321
Diluted	8,688,563	8,914,421

Earnings per common share:
Basic	$1.37	$0.89
Diluted	$1.30	$0.85

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 54,367 and 52,146 shares for fiscal 2026 and 2025, respectively.

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

401(k) Profit Sharing Plan: The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all employees who are 21 years of age or older. The Company matches each employee’s salary reduction contribution, not to exceed four percent of annual compensation. Total employer contributions to this plan for fiscal 2026 and 2025 were $873,000 and $743,000, respectively.

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

The Company uses a parts supplier whose founder and president was a director of the Company through November 12, 2021. The former director has remained a beneficial owner of greater than 5% of the Company’s outstanding common stock through June 30, 2026. The Company made payments to the supplier of $2,265,000 and $1,377,000 during fiscal years 2026 and 2025, respectively. Amounts due to the supplier were $375,000 and $508,000 on June 30, 2026, and June 30, 2025, respectively, which were included in accounts payable and other accrued liabilities on the Balance Sheets.

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

The Company evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued for either disclosure or adjustment to the Company’s financial results. There have been no events subsequent to June 30, 2026, which would require recognition in the Financial Statements or Notes to the Financial Statements.

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design safeguards into the process to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that, as of June 30, 2026, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders to be held in 2026 (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following sets forth certain information about our current executive officers:

James L. Cunniff, age 61, joined Electromed in July 2023 as the Company’s President and Chief Executive Officer. Prior to joining Electromed, Mr. Cunniff most recently served as President and Chief Executive Officer of Provista Inc., from 2017 to May 2022. Previously, he served as President and Chief Executive Officer at Denver Solutions, LLC (d/b/a Leiters Health) from 2015 to 2017 and as Senior Vice President, Americas, at Acelity L.P. Inc., from 2012 to 2014. Mr. Cunniff holds a bachelor’s degree in advertising and business from the University of Illinois Urbana-Champaign and has completed the Advanced Management Program at Harvard Business School.

Bradley M. Nagel, age 44, joined Electromed in November 2022 as the Company’s Chief Financial Officer, Treasurer and Secretary. Prior to joining Electromed, Mr. Nagel most recently served as Divisional Chief Financial Officer of Global Lung Health and Visualization at Medtronic plc from June 2018 to November 2022. Previously, he served at Medtronic as Sr. Manager, Accounting and Sales Operations from 2016 to June 2018 and Accounting Manager from 2015 to 2016. Before joining Medtronic, Mr. Nagel held various roles of increasing responsibility in sales, operations and accounting at Target Corporation and TCF Financial Corporation. Mr. Nagel holds a bachelor’s degree in business & finance from Calvin University.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and /or other dispositions of our securities by directors, officers and employees. Our Insider Trading Policy is filed as Exhibit 19.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm, PCAOB ID: 49

●	Balance Sheets as of June 30, 2026, and 2025

●	Statements of Operations for the years ended June 30, 2026, and 2025

●	Statements of Shareholders’ Equity for the years ended June 30, 2026, and 2025

●	Statements of Cash Flows for the years ended June 30, 2026, and 2025

●	Notes to Financial Statements

(2)	Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

Exhibit Number	Description	Method of Filing
3.1	Composite Articles of Incorporation, as amended through November 8, 2010 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015)	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective November 15, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed November 18, 2024).	Incorporated by Reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019)	Incorporated by Reference
10.1	Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.2	Form of Nonqualified Stock Option Agreement under the Electromed, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 25, 2014)*	Incorporated by Reference
10.3	Electromed, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed December 4, 2017)*	Incorporated by Reference
10.4	Form of Restricted Award Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2018)*	Incorporated by Reference
10.5	Form of Non-Qualified Option Agreement under the 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*	Incorporated by Reference
10.6	Form of Performance Stock Unit Agreement (Inducement Grant) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.7	Form of Non-Qualified Stock Option Agreement (Inducement Grant) (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 2023)*	Incorporated by Reference
10.8	Employment Agreement with Bradley M. Nagel, dated October 19, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2022)*	Incorporated by Reference
10.9	Letter Agreement with Kathleen S. Skarvan, dated February 14, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 14, 2023)*	Incorporated by Reference
10.10	Employment Agreement with James Cunniff, dated May 22, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023)*	Incorporated by Reference

Exhibit Number	Description	Method of Filing
10.11	Credit Agreement, dated as of December 16, 2025, between the Company, as borrower, and BMO Bank N.A., as lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2025)*	Incorporated by Reference
10.12	Electromed, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed November 30, 2023)*	Incorporated by Reference
10.13	Form of Restricted Stock Agreement (Non-Employee Directors) under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2023)*	Incorporated by Reference
10.14	Form of Non-Qualified Stock Option Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 12, 2024)*	Incorporated by Reference
10.15	Form of Restricted Stock Agreement (Employees) under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 12, 2024)*	Incorporated by Reference
10.16	Description of Fiscal Year 2026 Officer Bonus Plan (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended June 30, 2025)*	Incorporated by Reference
10.17	Description of Fiscal Year 2027 Officer Bonus Plan*	Filed Electronically
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K for the fiscal year ended June 30, 2024)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Electronically
97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K for the fiscal year ended June 30, 2024)	Incorporated by Reference
101

Financial statements from the annual report on Form 10-K for the year ended June 30, 2026, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements, and (vi) the information set forth in Part II, Item 9B.

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

ELECTROMED, INC.

Date: August 25, 2026	By	/s/ James L. Cunniff
James L. Cunniff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Cunniff	President and Chief Executive Officer and Director	August 25, 2026
James L. Cunniff	(principal executive officer)

/s/ Bradley M. Nagel	Chief Financial Officer	August 25, 2026
Bradley M. Nagel	(principal financial and accounting officer)

*	Director	August 25, 2026
Stan K. Erickson

*	Director	August 25, 2026
Gregory J. Fluet

*	Director	August 25, 2026
Joseph L. Galatowitsch

*	Director	August 25, 2026
Kathleen S. Skarvan

*	Director	August 25, 2026
Andrew J. Summers

*	Director	August 25, 2026
Kathleen A. Tune

*	Director	August 25, 2026
Andrea M. Walsh

*

The undersigned, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ James L. Cunniff
James L. Cunniff
Attorney-in-Fact