Form 10-Q
period 2026-09-30
Electromed, Inc.
filed 2026-11-10
CIK 1488917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 8,174,008 shares of Electromed, Inc. common stock, par value $0.01 per share, outstanding as of the close of business on November 3, 2026.

Electromed, Inc.

Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Electromed, Inc.

Condensed Balance Sheets

	September 30, 2026	June 30, 2026
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,875,000	$20,450,000
Accounts receivable (net of allowance for credit losses of $75,000 and $45,000 as of September 30, 2026, and June 30, 2026, respectively)	30,267,000	29,805,000
Contract assets	1,026,000	1,094,000
Inventories	3,811,000	3,681,000
Income tax receivable	405,000	1,168,000
Prepaid expenses and other current assets	810,000	1,170,000
Total current assets	52,194,000	57,368,000
Property and equipment, net	5,168,000	5,214,000
Finite-life intangible assets, net	379,000	379,000
Other assets	1,317,000	1,270,000
Deferred income taxes	2,036,000	2,036,000
Total assets	$61,094,000	$66,267,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,347,000	$2,643,000
Accrued compensation	2,830,000	6,071,000
Warranty reserve, current portion	534,000	1,899,000
Other accrued liabilities	1,550,000	1,609,000
Total current liabilities	7,261,000	12,222,000
Long-term warranty reserve	1,310,000	-
Other long-term liabilities	50,000	66,000
Total liabilities	8,621,000	12,288,000

Shareholders’ Equity
Common stock, $0.01 par value per share, 13,000,000 shares authorized; 8,236,585 and 8,366,163 shares issued and outstanding, as of September 30, 2026, and June 30, 2026, respectively	82,000	84,000
Additional paid-in capital	25,421,000	25,331,000
Retained earnings	26,970,000	28,564,000
Total shareholders’ equity	52,473,000	53,979,000
Total liabilities and shareholders’ equity	$61,094,000	$66,267,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2026	2025

Net revenues	$18,682,000	$16,887,000
Cost of revenues	3,745,000	3,690,000
Gross profit	14,937,000	13,197,000

Operating expenses
Selling, general and administrative	11,171,000	10,286,000
Research and development	277,000	241,000
Total operating expenses	11,448,000	10,527,000
Operating income	3,489,000	2,670,000
Interest income, net	148,000	134,000
Income before income taxes	3,637,000	2,804,000

Income tax expense	876,000	668,000

Net income	$2,761,000	$2,136,000

Earnings per share:

Basic	$0.33	$0.26

Diluted	$0.32	$0.25

Weighted-average common shares outstanding:
Basic	8,307,125	8,322,782
Diluted	8,761,404	8,681,703

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$2,761,000	$2,136,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,000	214,000
Amortization	49,000	45,000
Share-based compensation expense	435,000	458,000
Changes in operating assets and liabilities:
Accounts receivable	(462,000)	(96,000)
Contract assets	68,000	(134,000)
Inventories	(154,000)	(515,000)
Prepaid expenses and other assets	284,000	(241,000)
Income tax receivable, net	763,000	202,000
Accounts payable and accrued liabilities	(347,000)	448,000
Accrued compensation	(3,241,000)	(2,348,000)
Net cash provided by operating activities	373,000	169,000

Cash Flows From Investing Activities
Expenditures for property and equipment	(165,000)	(252,000)
Expenditures for finite-life intangible assets	(37,000)	(15,000)
Net cash used for investing activities	(202,000)	(267,000)

Cash Flows From Financing Activities
Issuance of common stock upon exercise of options	48,000	156,000
Taxes paid on net share settlement of stock awards	(466,000)	(229,000)
Repurchase of common stock	(4,328,000)	(1,003,000)
Net cash used for financing activities	(4,746,000)	(1,076,000)
Net decrease in cash and cash equivalents	(4,575,000)	(1,174,000)
Cash and cash equivalents
Beginning of period	20,450,000	15,287,000
End of period	$15,875,000	$14,113,000

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$113,000	$466,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Property and equipment and intangible asset acquisitions in accounts payable	$71,000	$300,000
Demonstration equipment transferred between inventory and property and equipment	$24,000	$43,000

See Notes to Condensed Financial Statements (Unaudited).

Electromed, Inc.

Condensed Statements of Shareholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2025	8,349,176	$83,000	$21,941,000	$21,185,000	$43,209,000
Net income	-	-	-	2,136,000	2,136,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	48,519	1,000	(46,000)	-	(45,000)
Share-based compensation expense	-	-	458,000	-	458,000
Repurchase of common stock	(40,848)	-	-	(1,013,000)	(1,013,000)
Balance at September 30, 2025	8,356,847	$84,000	$22,353,000	$22,308,000	$44,745,000

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2026	8,366,163	$84,000	$25,331,000	$28,564,000	$53,979,000
Net income	-	-	-	2,761,000	2,761,000
Exercise of common stock options, vesting of restricted stock units, and issuance of restricted stock awards, net of cancellations and tax withholdings	27,763	-	(345,000)	-	(345,000)
Share-based compensation expense	-	-	435,000	-	435,000
Repurchase of common stock	(157,341)	(2,000)	-	(4,355,000)	(4,357,000)
Balance at September 30, 2026	8,236,585	$82,000	$25,421,000	$26,970,000	$52,473,000

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

Basis of presentation: The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as required by Regulation S-X. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This interim report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“fiscal 2026”).

A summary of the Company’s significant accounting policies and estimates:

Our significant accounting policies are detailed in Note 1. Nature of Business and Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended June 30, 2026. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Financial Statements and the accompanying disclosure notes for the three months ended September 30, 2026.

Recently Issued Accounting Standards

ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)

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

ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

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

Note 2. Revenues

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price. Estimates of variable consideration primarily relate to capped installment payment arrangements with third‑party payers and patient responsibility amounts, including deductibles, coinsurance, copayments, and similar amounts. Estimating variable consideration requires significant judgment, including selecting estimation methodologies, evaluating historical payment experience, and assessing factors that may affect future collections. Electromed estimates variable consideration using the expected value method, as it best predicts the amount of consideration to which Electromed expects to be entitled, given the large number of contracts with similar characteristics and a wide range of possible outcomes. In applying this method, management considers quantitative inputs such as historical claims approval rates, payment timing and recovery patterns, historical termination experience, and patient demographic data, as well as qualitative factors including changes in insurance coverage, mortality, patient utilization patterns, and other relevant circumstances.

Capped installment payment arrangements represent the majority of Electromed’s variable consideration. For the three months ended September 30, 2026 and 2025, amounts subject to capped installment payment arrangements represented a significant portion of net revenues, accounting for approximately 96% and 95%, respectively, of net revenues in the homecare market. Electromed’s estimates of consideration related to these arrangements are based on historical payment and termination patterns and are subject to contractual caps that limit the total consideration to which Electromed may be entitled.

When a contract with a customer has been established, revenue is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, typically upon shipment or delivery.

Disaggregation of revenues. In the following table, net revenues are disaggregated by market:

	Three Months Ended September 30,
	2026	2025
Homecare	$17,506,000	$14,889,000
Hospital	716,000	1,047,000
Homecare distributor	366,000	829,000
Other	94,000	122,000
Total	$18,682,000	$16,887,000

In the following table, net homecare revenue is disaggregated by payer type:

	Three Months Ended September 30,
	2026	2025
Commercial	$8,534,000	$7,171,000
Medicare	6,631,000	5,664,000
Medicare Supplemental	1,671,000	1,399,000
Medicaid	276,000	355,000
Other	394,000	300,000
Total	$17,506,000	$14,889,000

Contract balances. The following tables provide information about accounts receivable and contract assets from contracts with customers:

	As of September 30, 2026	As of June 30, 2026
Receivables, included in “Accounts receivable, net of allowance for credit losses”	$30,267,000	$29,805,000
Contract Assets	$1,026,000	$1,094,000

Total Accounts receivable, net of allowance for credit losses, as of June 30, 2025, were $24,660,000. Accounts receivable outstanding for greater than one year totaled $602,000 and $514,000 as of September 30, 2026, and June 30, 2026, respectively. Our accounts receivable balance contains amounts due from governmental and other third-party payers, including Medicare. Under certain payer programs, cash collection occurs through interim payments and final settlement over a period greater than one year, generally approximating thirteen months. The Company has determined that this collection period represents its normal operating cycle. In accordance with Accounting Standards Codification ("ASC") 210‑10‑45, the Company classifies these receivables as current assets.

Changes in the Company's allowance for credit losses are as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2026	June 30, 2026
	Increase (decrease)	Increase (decrease)
Allowance for credit losses, beginning	$45,000	$45,000
Provision for credit losses	30,000	-
Write Offs	-	-
Recoveries	-	-
Allowance for credit losses, ending	$75,000	$45,000

Significant changes in contract assets during the period are as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2026	June 30, 2026
Contract assets, beginning	$1,094,000	$1,036,000
Reclassification of contract assets to accounts receivable	(275,000)	(1,896,000)
Contract assets recognized	246,000	1,968,000
Decrease as a result of changes in the estimate of amounts to be realized from payers, excluding amounts transferred to receivables during the period	(39,000)	(14,000)
Contract assets, ending	$1,026,000	$1,094,000

Note 3. Selected Balance Sheet Information

Inventory consists of the following:

	As of September 30, 2026	As of June 30, 2026
Raw materials	$2,375,000	$2,595,000
Work in process	428,000	211,000
Finished goods	672,000	772,000
Estimated inventory to be returned	502,000	469,000
Less: Reserve for obsolescence	(166,000)	(366,000)
Total	$3,811,000	$3,681,000

Other assets consist of the following:

	As of September 30, 2026	As of June 30, 2026
Capitalized software costs	$1,191,000	$1,124,000
Right of use assets	115,000	131,000
Other assets	11,000	15,000
Total	$1,317,000	$1,270,000

Other accrued liabilities consist of the following:

	As of September 30, 2026	As of June 30, 2026
Accrued insurance recoupments	$1,014,000	$970,000
Other accrued expenses	536,000	639,000
Total	$1,550,000	$1,609,000

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

The Company's estimated warranty reserve is classified between current and long-term liabilities based on management's estimate of the timing of expected warranty expenditures. Amounts expected to settle within twelve months of $534,000 are classified as current, and the remaining obligation of $1,310,000 is classified as long-term. The current portion is included in Warranty reserve, current portion and the long-term portion is included in Long-term warranty reserve in the Condensed Balance Sheets.

Changes in the Company’s warranty reserve were as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2026	June 30, 2026
Warranty reserve, beginning	$1,899,000	$1,645,000
Accrual for products sold	42,000	668,000
Expenditures and costs incurred for warranty claims	(97,000)	(414,000)
Warranty reserve, ending	$1,844,000	$1,899,000

Note 5. Income Taxes

Income tax expense was estimated at $876,000, and the effective tax rate was 24.1% for the three months ended September 30, 2026. Estimated income tax expense for the three months ended September 30, 2026, includes a discrete current tax benefit of $75,000, primarily related to the windfall tax benefit of vested stock awards and vested restricted stock units.

Income tax expense was estimated at $668,000, and the effective tax rate was 23.8% for the three months ended September 30, 2025. Estimated income tax expense for the three months ended September 30, 2025, includes a discrete current tax benefit of $81,000, primarily related to the windfall tax benefit of vested stock awards and the exercise of stock options.

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

Note 6. Financing Arrangements

On December 16, 2025, the Company entered into a credit agreement with BMO Bank N.A. The credit agreement provides the Company with a senior secured credit facility with a $10,000,000 revolving line of credit. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed or replaced before such date. Any borrowings under the credit facility will bear interest at the applicable one-month Term Secured Overnight Financing Rate ("Term SOFR") (3.68% on September 30, 2026), plus 1.75%, payable monthly. There was no outstanding principal balance on the line of credit as of September 30, 2026. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement.

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

On September 9, 2025, the Company announced the approval of a stock repurchase authorization. Under the authorization, the Company may repurchase up to $10,000,000 of its outstanding shares of common stock. This repurchase authorization has no expiration date. As of  September 30, 2026, a total of 309,252 shares have been repurchased and retired under this authorization for a total cost of $8,245,000, or an average of $26.66 per share.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

Note 8. Share-Based Compensation

The Company’s share-based compensation plans are described in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2026. Share-based compensation expense was $435,000 and $458,000 for the three months ended September 30, 2026, and 2025, respectively. This expense is included in selling, general and administrative, research and development, and cost of revenues in the Condensed Statements of Operations.

Stock Options

Stock option transactions during the three months ended September 30, 2026, are summarized as follows:

		Weighted-Average
		Exercise Price
	Number of Shares	per Share
Outstanding at June 30, 2026	544,315	$11.44
Granted	23,100	$27.10
Exercised	(3,199)	$14.85
Cancelled or Forfeited	-	$-
Outstanding at September 30, 2026	564,216	$12.06

The following assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended	Fiscal Year Ended
	September 30, 2026	June 30, 2026
Risk-free interest rate	4.6%	3.8%
Expected term (years)	6	6
Expected volatility	47%	54%

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. On September 30, 2026, the weighted-average remaining contractual term for all outstanding stock options was 5.7 years, and the aggregate intrinsic value of the options was $9,123,000. Outstanding on September 30, 2026, there were 564,216 stock options issued to employees, of which 439,972 were vested and exercisable and had an aggregate intrinsic value of $7,946,000. As of September 30, 2026, $653,000 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock

During the three months ended September 30, 2026, the Company issued restricted stock awards to employees totaling 4,900 shares of common stock, with a weighted average vesting term of 3 years and a weighted average fair value of $27.10 per share. There were 27,749 shares of unvested restricted stock with a weighted average fair value of $22.38 per share outstanding as of September 30, 2026. As of September 30, 2026, $361,000 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.2 years.

During the three months ended September 30, 2026, the Company issued restricted stock units to employees totaling 46,700 shares of common stock underlying restricted stock units, with a weighted average vesting term of 3 years and a weighted average fair value of $27.10 per share. During the three months ended September 30, 2026, there were 10,032 restricted stock units canceled or forfeited. There were 96,646 shares of unvested restricted stock units with a weighted average fair value of $24.33 per share outstanding as of September 30, 2026. As of September 30, 2026, $1,697,000 of total unrecognized compensation expense related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.6 years.

Note 9. Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Note 10. Segment Reporting

We have determined that we have a single reportable and operating segment structure. Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM reviews financial information, including long-lived assets, presented on a consolidated basis, accompanied by information about revenue by market, for purposes of allocating resources and evaluating financial performance. Furthermore, the CODM uses consolidated net income (loss) as the measure of our sole segment’s profit or loss. Significant segment expenses are those expenses reported in the Condensed Statements of Operations. We have a single active product and engage in the single business activity of selling and supporting that single product. There are no managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. We and our CODM evaluate our performance based on revenue from our single product in the markets in which the Company operates and consolidated net income (loss), which is reflected in the Condensed Statements of Operations. Revenue by market is described above in Note 2.

Note 11. Earnings Per Common Share (“EPS”)

The computations of the basic and diluted EPS amounts were as follows:

	Three Months Ended September 30,
	2026	2025

Net Income	$2,761,000	$2,136,000
Weighted-average common shares outstanding:
Basic	8,307,125	8,322,782
Effect of dilutive common stock equivalents	454,279	358,921
Diluted	8,761,404	8,681,703

Earnings per common share:
Basic	$0.33	$0.26
Diluted	$0.32	$0.25

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact was anti-dilutive were 7,533 and 104,290 for the three months ended September 30, 2026, and 2025, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“fiscal 2026”).

Overview

Electromed, Inc. (“we,” “our,” “us,” “Electromed” or the “Company”) develops and provides innovative airway clearance products applying High Frequency Chest Wall Oscillation (“HFCWO”) technologies in pulmonary care for patients.

We manufacture, market and sell products that provide HFCWO, including the SmartVest® Airway Clearance System (“SmartVest System”) that includes our newest generation SmartVest Clearway® Airway Clearance System (“Clearway”), previous generation SmartVest SQL®, and related garments and accessories to patients with compromised pulmonary function. The SmartVest Clearway, which received 510(k) clearance from the U.S. Food and Drug Administration in 2022, provides patients with proven quality of life outcomes while offering a state-of-the-art patient experience with a simple touch screen user interface, small generator footprint and comfortable, lightweight vests.

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

Critical Accounting Estimates

For a description of our critical accounting estimates and assumptions used in the preparation of our financial statements, including the unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q, see Notes 1 and 2 to our unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 7, and Note 1 to our audited financial statements included in Part II, Item 8, of our Annual Report on Form 10-K for fiscal 2026.

There have been no material changes to our critical accounting estimates and assumptions since the filing of our Annual Report on Form 10-K for fiscal 2026.

Results of Operations

Net Revenues

Net revenues for the three months ended September 30, 2026, and 2025 are summarized in the table below.

	Three Months Ended
	September 30,
	2026	2025	Increase (Decrease)
Homecare	$17,506,000	$14,889,000	$2,617,000	17.6%
Hospital	716,000	1,047,000	(331,000)	(31.6)%
Homecare distributor	366,000	829,000	(463,000)	(55.9)%
Other	94,000	122,000	(28,000)	(23.0)%
Total	$18,682,000	$16,887,000	$1,795,000	10.6%

Homecare revenue. Homecare revenue increased by $2,617,000, or 17.6%, for the three months ended September 30, 2026, compared to the same period in the prior year. The increase in revenue was due to higher volume, which was driven by additional sales representatives and increased sales representative productivity. Throughout the three months ended September 30, 2026, we averaged 63 homecare field sales representatives.

Hospital revenue. Hospital revenue was $716,000, a decrease of $331,000, or 31.6%, for the three months ended September 30, 2026, compared to the same period in the prior year. The decrease in the three months ended September 30, 2026, was primarily due to large capital purchases in the prior period that did not recur, partially offset by an increase in disposable volume.

Homecare distributor revenue. Homecare distributor revenue decreased by $463,000, or 55.9%, for the three months ended September 30, 2026, compared to the same period in the prior year. The decrease in homecare distributor sales was primarily a result of timing of distributor purchases.

Other revenue. Other revenue was $94,000, a decrease of $28,000, or 23.0%, for the three months ended September 30, 2026, compared to the same period in the prior year. The decrease in other revenue was primarily due to the lower demand for purchases by international distributors and other customers that do not fall within the markets described above.

Gross profit

Gross profit dollars increased to $14,937,000, or 80.0% of net revenues, for the three months ended September 30, 2026, from $13,197,000, or 78.1% of net revenues, in the same period in the prior year. The increase in gross profit was primarily a result of increased overall revenue and the increase in gross profit percentage was due to revenue mix.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $11,171,000 for the three months ended September 30, 2026, representing an increase of $885,000, or 8.6%, compared to the same period in the prior year.

Payroll and compensation-related expenses were $7,413,000 for the three months ended September 30, 2026, representing an increase of $537,000, or 7.8%, compared to the same period in the prior year. The increase was primarily due to the increase in salaries and incentive compensation related to the higher average number of sales representatives and higher overall compensation costs. We have also continued to provide regular merit-based increases for our employees and are regularly benchmarking our compensation ranges, including share-based compensation, for new and existing employees to ensure we can hire and retain the talent needed to drive growth in our business.

Travel, meals and entertainment expenses were $1,502,000 for the three months ended September 30, 2026, representing an increase of $228,000, or 17.9%, compared to the same period in the prior year. The increase in the current-year period was primarily due to a higher average number of direct sales representatives, training, and increased travel to support sales activity as well as market development.

Total discretionary marketing expenses were $323,000 for the three months ended September 30, 2026, representing a decrease of $87,000, or 21.2%, compared to the same period in the prior year. The decrease was due to timing of routine marketing spend.

Professional fees were $1,187,000 for the three months ended September 30, 2026, representing an increase of $97,000, or 8.9%, compared to the same period in the prior year. Professional fees are primarily for services related to legal costs, shareowner services and reporting requirements, information technology technical support, insurance and consulting fees. The increase in the current period was primarily due to increased recruiting and consulting costs.

Research and development expenses. Research and development (“R&D”) expenses were $277,000 for the three months ended September 30, 2026, representing an increase of $36,000, or 14.9%, compared to the same period in the prior year. The increase was primarily due to increased average headcount and consulting expenses related to product enhancements and sustaining engineering.

Operating income

Operating income increased by $819,000, or 30.7%, to $3,489,000, or 18.7% of net revenues, for the three months ended September 30, 2026, compared to the same period in the prior year. The increase was primarily due to an increase in revenue and gross profit.

Interest income, net

Net interest income for the three months ended September 30, 2026, was $148,000, compared to $134,000 for the same period in the prior year. The increase was primarily due to an increase in average cash balances, partially offset by a decrease in interest rates.

Income tax expense

Income tax expense was estimated at $876,000, and the effective tax rate was 24.1%, for the three months ended September 30, 2026. Estimated income tax expense for the three months ended September 30, 2026, includes a discrete current tax benefit of $75,000, primarily related to the windfall tax benefit of vested stock awards and vested restricted stock units.

Income tax expense was estimated at $668,000, and the effective tax rate was 23.8%, for the three months ended September 30, 2025. Estimated income tax expense for the three months ended September 30, 2025, includes a discrete current tax benefit of $81,000, primarily related to the windfall tax benefit of vested stock awards and the exercise of stock options.

Net income

Net income for the three months ended September 30, 2026, was $2,761,000, representing an increase of 29.3% compared to $2,136,000 for the same period in the prior year. The increase in net income was primarily due to increased revenue and gross profit.

Liquidity and Capital Resources

Cash Flows and Sources of Liquidity

Cash Flows from Operating Activities

For the three months ended September 30, 2026, net cash provided by operating activities was $373,000. Cash flows provided by operating activities consisted of net income of $2,761,000, non-cash expenses of $701,000, a decrease in income tax receivable, net of $763,000, a decrease in prepaid expenses and other assets of $284,000, and a decrease in contract assets of $68,000. These cash flows from operating activities were offset by a decrease in accrued compensation of $3,241,000, an increase in accounts receivable of $462,000, a decrease in accounts payable and accrued expenses of $347,000, and an increase in inventories of $154,000.

Cash Flows from Investing Activities

For the three months ended September 30, 2026, cash used for investing activities was $202,000. Cash used for investing activities consisted of $165,000 in expenditures for property and equipment and $37,000 in expenditures for intangible assets.

Cash Flows from Financing Activities

For the three months ended September 30, 2026, cash used for financing activities was $4,746,000. Cash used for financing activities consisted of $4,328,000 used for our share repurchase program and $466,000 for taxes paid on net share settlement of stock awards, partially offset by $48,000 received from the issuance of common stock upon exercise of options.

Adequacy of Capital Resources

Our primary working capital requirements relate to adding employees to our sales force and support functions, continuing infrastructure investments, and supporting general corporate needs, including financing equipment purchases and other capital expenditures incurred in the ordinary course of business. Based on our current operational performance, we believe our working capital of approximately $44,933,000 and available borrowings under our existing credit facility will provide sufficient liquidity to meet our anticipated working capital and other liquidity needs for the next twelve months from the date of this report.

We maintain a credit facility that was entered into in December 2025, which provides us with a revolving line of credit. The credit agreement provides the Company with a senior secured credit facility with a $10,000,000 revolving line of credit. Any borrowings under the credit facility will bear interest at the applicable one-month Term SOFR (3.68% on September 30, 2026), plus 1.75%, payable monthly. The credit agreement provides that the credit facility will mature on December 16, 2026, if not renewed or replaced before such date. There was no outstanding principal balance on the line of credit as of September 30, 2026. The Company provided a first priority security interest in substantially all of its existing and future assets to secure the payment obligations under the credit agreement.

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

For the three months ended September 30, 2026, and 2025, we spent approximately $165,000 and $252,000, respectively, on property and equipment. We currently expect to finance planned equipment purchases with cash flows from operations or borrowings under our credit facility. We may need to incur additional debt if we have an unforeseen need for additional capital equipment or if our operating performance does not generate adequate cash flow.

While the impact of macroeconomic factors such as inflation is difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, and operational cash requirements for fiscal 2027 and the foreseeable future. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives to satisfy our working capital and other cash requirements.

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

Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	our ability to obtain and maintain reimbursement from Medicare, Medicaid, or private insurance payers for our products;
•	component or raw material shortages, changes to lead times or significant price increases, inflationary trends in electronic components, and uncertainty related to trade regulations (including, but not limited to, changes to tariffs);
•	adverse changes to state and federal health care regulations;
•	our ability to maintain regulatory compliance and to gain future regulatory approvals and clearances;
•	entry of new competitors including new drug or pharmaceutical discoveries;
•	adverse economic and business conditions or intense competition;
•	our ability to attract, train and retain personnel and remain competitive with wage inflation;
•	rising energy costs and geopolitical conflicts;
•	technical problems with our research and products;
•	the risks associated with cyberattacks, data breaches, computer viruses and other similar security threats;
•	changes affecting the medical device industry;
•	our ability to develop new sales channels for our products such as the hospital or homecare distributor channels;
•	adverse international health care regulation impacting current international business;
•	our ability to renew our line of credit or obtain additional credit as necessary; and
•	our ability to protect and expand our intellectual property portfolio.

This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation, and expressly disclaim any such obligation, to update any forward-looking statement for any reason other than as required by law, even if new information becomes available or other events occur in the future. You should carefully review the disclosures, and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2026. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period subject to this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

Occasionally, we may be party to legal actions, proceedings, or claims in the ordinary course of business, including claims based on the assertions of patent and trademark infringement. Corresponding costs are accrued when it is probable that loss will be incurred, and the amount can be reasonably estimated. We are not aware of any undisclosed actual or threatened litigation, other than ordinary routine litigation incidental to our business, that would have a material adverse effect on our financial condition or results of operations.

Item 1A.      Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2025, we announced the approval of a stock repurchase authorization. Under this authorization, the Company may repurchase up to $10.0 million of outstanding shares of our common stock. The shares of our common stock may be repurchased under authorization on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The current repurchase authorization does not expire and as of September 30, 2026, a total of 309,252 shares have been repurchased under the authorization with an average cost of $26.66 per share. The approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2026, was approximately $1,755,000.

The following table sets forth information concerning all repurchases of shares of our common stock, including shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock awards, for the three months ended September 30, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 – July 31, 2026	-	$-	-	$6,082,000
August 1 – August 31, 2026	-	$-	-	$6,082,000
September 1 – September 30, 2026 (a)	161,530	$27.49	157,341	$1,755,000
Total	161,530		157,341

(a) Includes 4,189 shares forfeited to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards that were outstanding under the 2017 Omnibus Incentive Plan and 2023 Employee Incentive Plan. The average price paid per share reflects the closing price of our common stock on the applicable vesting dates.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended  September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Condensed Statements of Shareholders’ Equity, (v) Notes to Condensed Financial Statements and (vi) the information set forth in Part II, Item 5

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROMED, INC.

Date:	November 10, 2026	/s/ James L. Cunniff
James L. Cunniff, President and Chief Executive Officer
(duly authorized officer)

Date:	November 10, 2026	/s/ Bradley M. Nagel
Bradley M. Nagel, Chief Financial Officer
(principal financial officer and principal accounting officer)